Form 10-Q
period 2019-03-31
RED RIVER BANCSHARES INC
filed 2019-06-07
CIK 1071236

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number: 001-38888

Red River Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Louisiana (State or Other Jurisdiction of Incorporation or Organization)	72-1412058 (I.R.S. Employer Identification Number)

1412 Centre Court Drive, Suite 402, Alexandria, Louisiana	71301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (318) 561-5028

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RRBI	The NASDAQ Stock Market, LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☐    NO  ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At May 31, 2019, the registrant had 7,300,246 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” the “bank,” and the “Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2018 2-for-1 stock split
A stock split that was accomplished by a stock dividend with a record date of October 1, 2018, whereby each holder of the Company's common stock received one additional share of common stock for each share owned as of such date.

AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FBT CT I	FBT Capital Trust I
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HTM	Held-to-maturity
IPO	Initial public offering
LPO	Loan production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
OTTI	Other-than-temporary impairment
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)
Trust II	Red River Statutory Trust II
Trust III	Red River Statutory Trust III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words, or such other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our local market areas;

•	government intervention in the U.S. financial system;

•	changes in management personnel;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	volatility and direction of market interest rates;

•	our ability to maintain important deposit customer relationships, our reputation, or to otherwise avoid liquidity risks;

•
factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•	changes in the value of collateral securing our loans;

•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;

•	deterioration of our asset quality;

•	the adequacy of our reserves, including our allowance for loan losses;

•	operational risks associated with our business;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	our ability to prudently manage our growth and execute our strategy;

•	compliance with the extensive regulatory framework that applies to us;

•	changes in the laws, rules, regulations, interpretations, or policies relating to financial institution, accounting, tax, trade, monetary, and fiscal matters;

•
the impact of recent and future legislative and regulatory changes, including the Tax Cuts and Jobs Act of 2017, the Economic Growth Act, and other changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators; and

•	other factors that are discussed in the section titled “Risk Factors” in our Prospectus that was filed with the SEC on May 3, 2019, relating to our IPO.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this quarterly report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	(Unaudited) March 31, 2019	(Audited) December 31, 2018
ASSETS
Cash and due from banks	$32,371	$34,070
Interest-bearing deposits in other banks	145,593	117,836
Securities available-for-sale	319,353	307,877
Equity securities	3,869	3,821
Nonmarketable equity securities	1,303	1,299
Loans held for sale	2,210	2,904
Loans held for investment	1,349,181	1,328,438
Allowance for loan losses	(13,101)	(12,524)
Premises and equipment, net	40,033	39,690
Accrued interest receivable	4,988	5,013
Bank-owned life insurance	21,434	21,301
Intangible assets	1,546	1,546
Right-of-use assets	4,844	—
Other assets	8,494	9,317
Total Assets	$1,922,118	$1,860,588
LIABILITIES
Noninterest-bearing deposits	$565,757	$547,880
Interest-bearing deposits	1,125,377	1,097,703
Total Deposits	1,691,134	1,645,583
Other borrowed funds	—	—
Junior subordinated debentures	11,341	11,341
Accrued interest payable	1,967	1,757
Lease liabilities	4,856	—
Accrued expenses and other liabilities	10,636	8,204
Total Liabilities	1,719,934	1,666,885
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,636,926 and 6,627,358 shares	41,271	41,094
Retained earnings	164,534	160,115
Accumulated other comprehensive income (loss)	(3,621)	(7,506)
Total Stockholders' Equity	202,184	193,703
Total Liabilities and Stockholders' Equity	$1,922,118	$1,860,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	For the Three Months Ended March 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$15,504	$13,586
Interest on securities	1,763	1,822
Interest on federal funds sold	212	51
Interest on deposits in other banks	416	107
Dividends on stock	9	6
Total Interest and Dividend Income	17,904	15,572
INTEREST EXPENSE
Interest on deposits	2,296	1,535
Interest on other borrowed funds	—	3
Interest on junior subordinated debentures	156	124
Total Interest Expense	2,452	1,662
NET INTEREST INCOME	15,452	13,910
Provision for loan losses	526	411
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,926	13,499
NONINTEREST INCOME
Service charges on deposit accounts	1,026	1,200
Debit card income, net	695	704
Mortgage loan income	514	346
Brokerage income	365	335
Loan and deposit income	346	268
Bank-owned life insurance income	133	137
Gain on sale of investments	—	41
Other income	217	126
Total Noninterest Income	3,296	3,157
OPERATING EXPENSES
Personnel expenses	6,640	6,142
Occupancy and equipment expenses	1,175	1,079
Technology expenses	544	506
Advertising	209	175
Other business development expenses	282	307
Data processing expense	459	392
Other taxes	353	342
Loan and deposit expenses	223	180
Legal and professional expenses	319	324
Other operating expenses	954	860
Total Operating Expenses	11,158	10,307
INCOME BEFORE INCOME TAX EXPENSE	7,064	6,349
Income tax expense	1,368	1,118
NET INCOME	$5,696	$5,231
EARNINGS PER SHARE(1)
Basic	$0.86	$0.78
Diluted	$0.85	$0.77

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2019	2018
Net income	$5,696	$5,231
Other comprehensive income (loss):
Unrealized net gains (loss) on securities arising during period	4,918	(4,245)
Tax effect	(1,033)	907
Less: Gains included in net income	—	(41)
Tax effect	—	9
Total other comprehensive income (loss)	3,885	(3,370)
Comprehensive income	$9,581	$1,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2017	$45,539	$137,949	$(5,385)	$178,103
Net income	—	5,231	—	5,231
Stock incentive plan expense	—	47	—	47
Issuance of 1,226 shares of common stock as board compensation(1)	92	—	—	92
Cash dividend - $0.15 per share(1)	—	(1,009)	—	(1,009)
Other comprehensive income (loss)	—	—	(3,370)	(3,370)
Balance at March 31, 2018	$45,631	$142,218	$(8,755)	$179,094

Balance at December 31, 2018	$41,094	$160,115	$(7,506)	$193,703
Net income	—	5,696	—	5,696
Stock incentive plan expense	—	49	—	49
Issuance of 7,200 shares of common stock through exercise of stock options	80	—	—	80
Issuance of 2,368 shares of common stock as board compensation	97	—	—	97
Cash dividend - $0.20 per share	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	3,885	3,885
Balance at March 31, 2019	$41,271	$164,534	$(3,621)	$202,184

(1)	Adjusted to give effect to the 2018 2-for-1 stock split

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,696	$5,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424	417
Amortization	113	112
Share-based compensation earned	49	47
Share-based board compensation earned	97	92
(Gain) loss on sale of other assets owned	(20)	6
Net (accretion) amortization on AFS securities	283	350
Net (accretion) amortization on HTM securities	—	4
Gains on sales of AFS securities	—	(41)
Provision for loan losses	526	411
Net (increase) decrease in loans held for sale	694	(1,156)
Net (increase) decrease in accrued interest receivable	25	451
Net (increase) decrease in BOLI	(133)	(137)
Net increase (decrease) in accrued interest payable	210	(55)
Other operating activities, net	1,759	1,791
Net cash provided by operating activities	9,723	7,523
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in AFS securities:
Sales	—	3,168
Maturities, prepayments and calls	17,005	13,208
Purchases	(23,845)	—
Activity in HTM securities:
Maturities, prepayments and calls	—	735
Purchase of nonmarketable equity securities	(4)	(3)
Net increase in loans	(20,692)	(28,526)
Proceeds from sales of foreclosed assets	333	7
Purchases of premises and equipment	(767)	(250)
Net cash used in investing activities	(27,970)	(11,661)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	45,551	34,348
Repayments of other borrowed funds	—	(45)
Proceeds from exercise of stock options	80	—
Cash dividends	(1,326)	(1,009)
Net cash provided by financing activities	44,305	33,294
Net change in cash and cash equivalents	26,058	29,156
Cash and cash equivalents - beginning of period	151,906	59,667
Cash and cash equivalents - end of period	$177,964	$88,823
CASH AND CASH EQUIVALENTS INCLUDE
Cash and due from banks	$32,371	$16,049
Interest-bearing deposits in other banks	145,593	72,774
	$177,964	$88,823
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,242	$1,717
Income taxes	$—	$—
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	$4,954	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2018, included in the Company’s Prospectus filed with the SEC on May 3, 2019, relating to its IPO.
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company's financial condition or results of operations.
Critical Accounting Policies and Estimates
There were no material changes or developments during the reporting period with respect to methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2018, that were included in the Company's Prospectus as filed with the SEC on May 3, 2019. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
Accounting Standards Adopted in 2019
As of January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) and the related amendments using the modified retrospective approach. The primary purpose of this ASU was to increase the transparency and comparability among organizations by recognizing a lease liability related to the lessee's obligation to make lease payments based on a lease contract, and a right-of-use asset related to the lessee's right to use the leased asset for the term of the lease. The Company recorded right-of-use assets and corresponding lease liabilities of $4.9 million at the time of adoption. The required disclosures are included in Note 5 to these unaudited consolidated financial statements.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. It also changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this ASU also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. ASU 2017-12 became effective for the Company on January 1, 2019 and did not have a material impact on our financial statements as the Company does not utilize derivatives as of March 31, 2019.
Recent Accounting Pronouncements
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held as of the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are SEC registrants, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross functional working group and is currently working through its implementation plan which includes assessment and documentation of processes, internal controls, and data sources; model development and documentation; and implementation of a third-party vendor solution to assist in the application of ASU 2016-13.

2.	Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. The Company does not hold HTM securities. The amortized cost and estimated fair values of securities AFS are summarized in the following tables (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2019
Securities AFS:
Mortgage-backed securities	$219,112	$81	$(3,922)	$215,271
Municipal bonds	82,302	387	(1,120)	81,569
U.S. agency securities	20,528	47	(71)	20,504
U.S. Treasury securities	1,995	14	—	2,009
Total Securities AFS	$323,937	$529	$(5,113)	$319,353

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877

The amortized costs and estimated market values of debt securities as of March 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$10,636	$10,591
After one year but within five years	50,140	49,649
After five years but within ten years	89,701	88,653
After ten years	173,460	170,460
Total	$323,937	$319,353

Information pertaining to securities with gross unrealized losses as of March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows (in thousands):

	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
As of March 31, 2019:
Securities AFS:
Mortgage-backed securities	$(26)	$3,842	$(3,896)	$195,240
Municipal bonds	(10)	3,557	(1,110)	44,388
U.S. agency securities	(5)	951	(66)	12,846
Total Securities AFS	$(41)	$8,350	$(5,072)	$252,474

As of December 31, 2018:
Securities AFS:
Mortgage-backed securities	$(75)	$8,845	$(7,047)	$200,532
Municipal bonds	(48)	3,389	(2,187)	52,879
U.S. agency securities	(41)	3,801	(220)	14,123
Total Securities AFS	$(164)	$16,035	$(9,454)	$267,534

The number of investment positions in an unrealized loss position totaled 260 as of March 31, 2019. The aggregate unrealized loss of these securities as of March 31, 2019, was 1.58% of the amortized cost basis of the total AFS securities portfolio. Management and the Asset-Liability Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them until each security has recovered its cost basis, as the Company's current liquidity position is more than adequate. The unrealized losses of these securities has been determined by management to be a function of the movement of interest rates since the time of purchase. Based on review of available information, including recent changes in interest rates and credit rating information, management believes the declines in fair value of these securities are temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the three months ended March 31, 2019 or the year ended December 31, 2018.
Pledged Securities
Securities with carrying values of approximately $99.9 million and $93.5 million were pledged to secure public deposits, as of March 31, 2019 and December 31, 2018, respectively.

3.	Loans and Asset Quality
Loans
Total loans held for investment by category and loans held for sale are summarized below (in thousands):

	March 31, 2019	December 31, 2018
Real estate:
Commercial real estate	$475,269	$454,689
One-to-four family residential	406,823	406,963
Construction and development	111,344	102,868
Commercial and industrial	269,987	275,881
Tax-exempt	56,838	60,104
Consumer	28,920	27,933
Total loans held for investment	$1,349,181	$1,328,438
Total loans held for sale	$2,210	$2,904

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the three months ended March 31, 2019 (in thousands):

	Beginning Balance December 31, 2018	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance March 31, 2019
Real estate:
Commercial real estate	$3,081	$(201)	$—	$—	$2,880
One-to-four family residential	3,146	(137)	—	1	3,010
Construction and development	951	(57)	—	77	971
Commercial and industrial	4,604	991	—	1	5,596
Tax-exempt	372	(46)	—	—	326
Consumer	370	(24)	(81)	53	318
Total allowance for loan losses	$12,524	$526	$(81)	$132	$13,101
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2018 (in thousands):

	Beginning Balance December 31, 2017	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance December 31, 2018
Real estate:
Commercial real estate	$3,270	$(189)	$(27)	$27	$3,081
One-to-four family residential	3,099	(136)	(4)	187	3,146
Construction and development	852	99	—	—	951
Commercial and industrial	2,836	2,112	(353)	9	4,604
Tax-exempt	432	(60)	—	—	372
Consumer	406	164	(353)	153	370
Total allowance for loan losses	$10,895	$1,990	$(737)	$376	$12,524

The balance in the allowance for loan losses and the related recorded investment in loans by category as of March 31, 2019, are as follows (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$133	$2,747	$—	$2,880
One-to-four family residential	3	3,007	—	3,010
Construction and development	11	960	—	971
Commercial and industrial	3,440	2,156	—	5,596
Tax-exempt	—	326	—	326
Consumer	23	295	—	318
Total allowance for loan losses	$3,610	$9,491	$—	$13,101

Loans:
Real estate:
Commercial real estate	$3,408	$471,861	$—	$475,269
One-to-four family residential	1,150	405,673	—	406,823
Construction and development	53	111,291	—	111,344
Commercial and industrial	11,834	258,153	—	269,987
Tax-exempt	—	56,838	—	56,838
Consumer	101	28,819	—	28,920
Total loans held for investment	$16,546	$1,332,635	$—	$1,349,181
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2018, are as follows (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$206	$2,875	$—	$3,081
One-to-four family residential	20	3,126	—	3,146
Construction and development	12	939	—	951
Commercial and industrial	2,304	2,300	—	4,604
Tax-exempt	—	372	—	372
Consumer	75	295	—	370
Total allowance for loan losses	$2,617	$9,907	$—	$12,524

Loans:
Real estate:
Commercial real estate	$3,829	$450,860	$—	$454,689
One-to-four family residential	2,348	404,615	—	406,963
Construction and development	55	102,813	—	102,868
Commercial and industrial	15,516	260,365	—	275,881
Tax-exempt	—	60,104	—	60,104
Consumer	104	27,829	—	27,933
Total loans held for investment	$21,852	$1,306,586	$—	$1,328,438

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2019, unfunded loan commitments totaled approximately $235.8 million. As of December 31, 2018, unfunded loan commitments totaled approximately $231.5 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2019, commitments under standby letters of credit totaled approximately $14.0 million. As of December 31, 2018, commitments under standby letters of credit totaled approximately $11.6 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of March 31, 2019, is as follows (in thousands):

	Accruing
	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$472,597	$677	$657	$1,338	$475,269
One-to-four family residential	405,616	808	59	340	406,823
Construction and development	111,291	—	—	53	111,344
Commercial and industrial	263,808	2,509	—	3,670	269,987
Tax-exempt	56,838	—	—	—	56,838
Consumer	28,802	74	—	44	28,920
Total loans held for investment	$1,338,952	$4,068	$716	$5,445	$1,349,181
A summary of current, past due, and nonaccrual loans as of December 31, 2018, is as follows (in thousands):

	Accruing
	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$452,477	$—	$850	$1,362	$454,689
One-to-four family residential	405,961	512	66	424	406,963
Construction and development	102,776	36	1	55	102,868
Commercial and industrial	272,174	32	—	3,675	275,881
Tax-exempt	60,104	—	—	—	60,104
Consumer	27,851	16	22	44	27,933
Total loans held for investment	$1,321,343	$596	$939	$5,560	$1,328,438

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of March 31, 2019, is as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$2,631	$2,499	$—	$2,378
One-to-four family residential	861	802	—	1,328
Construction and development	18	15	—	16
Commercial and industrial	4,329	3,994	—	6,850
Tax-exempt	—	—	—	—
Consumer	12	11	—	11
Total with no related allowance	7,851	7,321	—	10,583
With allowance recorded:
Real estate:
Commercial real estate	923	909	133	1,241
One-to-four family residential	358	348	3	421
Construction and development	51	38	11	38
Commercial and industrial	8,803	7,840	3,440	6,825
Tax-exempt	—	—	—	—
Consumer	92	90	23	91
Total with related allowance	10,227	9,225	3,610	8,616
Total impaired loans	$18,078	$16,546	$3,610	$19,199
Information pertaining to impaired loans as of December 31, 2018, is as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$2,376	$2,255	$—	$2,470
One-to-four family residential	1,912	1,855	—	2,026
Construction and development	18	16	—	738
Commercial and industrial	11,003	9,707	—	8,909
Tax-exempt	—	—	—	—
Consumer	12	12	—	10
Total with no related allowance	15,321	13,845	—	14,153
With allowance recorded:
Real estate:
Commercial real estate	1,584	1,574	206	1,715
One-to-four family residential	507	493	20	497
Construction and development	52	39	12	41
Commercial and industrial	5,809	5,809	2,304	5,813
Tax-exempt	—	—	—	—
Consumer	95	92	75	35
Total with related allowance	8,047	8,007	2,617	8,101
Total impaired loans	$23,368	$21,852	$2,617	$22,254

The interest income recognized on impaired loans for the three months ended March 31, 2019 and March 31, 2018 was $172,000 and $181,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans.
A summary of current, past due, and nonaccrual TDR loans as of March 31, 2019, is as follows (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,413	$—	$—	$1,338	$2,751
One-to-four family residential	205	—	—	—	205
Construction and development	—	—	—	38	38
Commercial and industrial	39	—	—	2,137	2,176
Tax-exempt	—	—	—	—	—
Consumer	53	—	—	—	53
Total	$1,710	$—	$—	$3,513	$5,223
Number of TDR loans	11	—	—	6	17
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2018, is as follows (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,267	$—	$—	$1,362	$2,629
One-to-four family residential	208	—	—	—	208
Construction and development	—	—	—	39	39
Commercial and industrial	41	—	—	2,139	2,180
Tax-exempt	—	—	—	—	—
Consumer	56	—	—	—	56
Total	$1,572	$—	$—	$3,540	$5,112
Number of TDR loans	10	—	—	6	16
A summary of loans modified as TDRs that occurred during the three months ended March 31, 2019 and March 31, 2018, is as follows (dollars in thousands):

	March 31, 2019			March 31, 2018
		Recorded Investment			Recorded Investment
	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$166	$166	1	$435	$479
One-to-four family residential	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$166	$166	1	$435	$479

The TDRs described above did not increase the allowance for loan losses as of March 31, 2019 and March 31, 2018. Additionally, there were no defaults on loans during the three months ended March 31, 2019 or March 31, 2018, that had been modified in a TDR during the prior twelve months.
Credit Quality Indicators
Loans are categorized based on the degree of risk inherent in the credit and the ability of the borrower to service the debt. A description of the general characteristics of the Bank’s risk rating grades follows:
Pass - These ratings are assigned to loans with a risk level ranging from very low to acceptable based on the borrower’s financial condition, financial trends, management strength, and collateral quality.
Special Mention - This category includes loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.
Substandard - Loans in this category have well defined weaknesses which jeopardize normal repayment of principal and interest.
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of March 31, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$456,722	$15,858	$2,689	$—	$—	$475,269
One-to-four family residential	403,112	2,784	927	—	—	406,823
Construction and development	109,974	588	782	—	—	111,344
Commercial and industrial	248,183	9,906	11,898	—	—	269,987
Tax-exempt	56,838	—	—	—	—	56,838
Consumer	28,724	37	159	—	—	28,920
Total loans held for investment	$1,303,553	$29,173	$16,455	$—	$—	$1,349,181
The following table summarizes loans by risk rating as of December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$439,580	$11,883	$3,226	$—	$—	$454,689
One-to-four family residential	402,864	1,992	2,107	—	—	406,963
Construction and development	101,754	375	739	—	—	102,868
Commercial and industrial	251,987	8,311	15,583	—	—	275,881
Tax-exempt	60,104	—	—	—	—	60,104
Consumer	27,729	44	160	—	—	27,933
Total loans held for investment	$1,284,018	$22,605	$21,815	$—	$—	$1,328,438

4.	Junior Subordinated Debentures
The Company has issued $11.3 million of floating rate junior subordinated debentures and is the sponsor of three wholly owned business trusts: Trust II, Trust III, and FBT CT I. On April 1, 2013, the Company assumed $5.0 million of floating rate junior subordinated debentures and FBT CT I in conjunction with its acquisition of Fidelity Bancorp, Inc. These trusts have issued a total of $11.0 million of floating rate capital securities (trust preferred securities) to investors and a total of $341,000 of common securities to the Company. As of March 31, 2019 and December 31, 2018, junior subordinated debentures were as follows (in thousands):

	Trust II	Trust III	FBT CT I	Total
Trust preferred securities	$3,000	$3,000	$5,000	$11,000
Common securities	93	93	155	341
Total junior subordinated debentures	$3,093	$3,093	$5,155	$11,341

Issue date	May 28, 2003	April 20, 2005	September 4, 2003
Call date	May 28, 2008	June 15, 2010	August 8, 2008
Maturity date	May 28, 2033	June 15, 2035	August 8, 2033
Interest rate as of March 31, 2019	6.05%	4.76%	5.54%
Interest rate as of December 31, 2018	5.65%	4.30%	5.34%

The trust preferred securities represent an interest in the Company’s junior subordinated debentures, which were purchased by the business trusts and have substantially the same payment terms as the trust preferred securities. The junior subordinated debentures are the only assets of the trusts and interest payments from the debentures, payable quarterly, finance the distributions paid on the trust preferred securities. The junior subordinated debentures are redeemable prior to the maturity date, at the option of the Company, in whole or in part, subject to the terms of the trust indentures.

5.	Leases
The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as operating or financing. Operating leases with terms greater than one year are included in right-of-use assets and lease liabilities on the Company's consolidated balance sheets. Agreements with both lease and non-lease components are accounted for separately, with only the lease component capitalized. Operating right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the term using the interest rate implicit in the contract, when available, or the Company's incremental collateralized borrowing rate with similar terms.
The Company maintains six operating leases on land and buildings for banking center facilities under long-term leases. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates through October 31, 2031, with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities. As of March 31, 2019, the Company had right-of-use assets of $4.8 million and lease liabilities of $4.9 million.
ASC 842, Leases provides several practical expedients available for use in transition. The Company elected to use the standard’s package of practical expedients, which allows the use of previous conclusions about lease identification, lease classification, and the accounting treatment for initial direct costs. The Company also elected the short-term lease recognition exemption for all leases with lease terms of one year or less. Therefore, the Company will not recognize right-of-use assets or lease liabilities on the consolidated balance sheets for such leases.
Operating lease expenses for operating leases accounted for under ASC 842, Leases for the three months ended March 31, 2019, were approximately $137,000, and are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income. Accounting for leases in accordance with ASC 842, Leases has not had a material impact on the consolidated statements of income, and is not expected to in future periods.

The table below summarizes other information related to the Company's operating leases as of and for the three months ended March 31, 2019 (dollars in thousands):

Cash paid for amounts included in measurement of lease liabilities for operating leases	$125
Weighted average remaining operating lease term	10.9 years
Weighted average operating lease discount rate	3.4%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of March 31, 2019, are as follows (in thousands):

Amount
9 months remaining in 2019	$375
2020	520
2021	529
2022	537
2023	539
Thereafter	3,354
Total lease payments	5,854
Less: Imputed interest	(998)
Present value of lease liabilities	$4,856

The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.

6.	Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Fair Value Disclosure
AFS securities and loans held for sale are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, foreclosed assets, and other certain assets. The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
ASC 820, Fair Value Measurements and Disclosures, indicates that assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels:
Level 1 pricing represents quotes on the exact financial instrument that is traded in active markets. Quoted prices on actively traded equities, for example, are in this category.
Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data, and credit quality. The valuation may be based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 pricing is derived without the use of observable data. In such cases, mark-to-model strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics, and are thinly traded.
The Company used the following methods and significant assumptions to estimate fair value:
Investment Securities and other Stocks: The fair values for marketable securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
Loans Held for Sale: Residential mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value on an individual basis. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are recurring Level 2.
Loans Held for Investment: The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.
Foreclosed Assets: Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, foreclosed assets are considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market, and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.
The table below presents the recorded amount of assets measured at fair value on a recurring basis (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Loans held for sale	$2,210	$—	$2,210	$—
Securities AFS:
Mortgage-backed securities	215,271	—	215,271	—
U.S. agency securities	20,504	—	20,504	—
Municipal bonds	81,569	—	81,569	—
U.S. Treasury securities	2,009	—	2,009	—
Equity securities	3,869	3,869	—	—

December 31, 2018
Loans held for sale	$2,904	$—	$2,904	$—
Securities AFS:
Mortgage-backed securities	214,688	—	214,688	—
U.S. agency securities	22,915	—	22,915	—
Municipal bonds	68,275	—	68,275	—
U.S. Treasury securities	1,999	—	1,999	—
Equity securities	3,821	3,821	—	—

There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2019 and the year ended December 31, 2018.
The following table presents the recorded amount of assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Impaired loans	$12,936	$—	$—	$12,936
Foreclosed assets	414	—	—	414

December 31, 2018
Impaired loans	$19,235	$—	$—	$19,235
Foreclosed assets	646	—	—	646

The Company had no liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

			Weighted Average Discount
	Valuation Technique	Unobservable Input	March 31, 2019	December 31, 2018
Impaired loans	Discounted appraisals	Collateral discounts and costs to sell	21.81%	11.97%
Foreclosed assets	Discounted appraisals	Collateral discounts and costs to sell	10.02%	6.21%

The carrying amounts and estimated fair values of financial instruments, as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Financial assets:
Cash and due from banks	$32,371	$32,371	$32,371	$—	$—
Interest-bearing deposits in other banks	145,593	145,593	145,593	—	—
Securities AFS	319,353	319,353	—	319,353	—
Equity securities	3,869	3,869	3,869	—	—
Nonmarketable equity securities	1,303	1,303	—	1,303	—
Loans held for sale	2,210	2,210	—	2,210	—
Loans held for investment, net of allowance	1,336,080	1,329,858	—	—	1,329,858
Accrued interest receivable	4,988	4,988	—	—	4,988
Financial liabilities:
Deposits	1,691,134	1,688,215	—	1,688,215	—
Junior subordinated debentures	11,341	11,341	—	11,341	—
Accrued interest payable	1,967	1,967	—	1,967	—

December 31, 2018
Financial assets:
Cash and due from banks	$34,070	$34,070	$34,070	$—	$—
Interest-bearing deposits in other banks	117,836	117,836	117,836	—	—
Securities AFS	307,877	307,877	—	307,877	—
Equity securities	3,821	3,821	3,821	—	—
Nonmarketable equity securities	1,299	1,299	—	1,299	—
Loans held for sale	2,904	2,904	—	2,904	—
Loans held for investment, net of allowance	1,315,914	1,301,960	—	—	1,301,960
Accrued interest receivable	5,013	5,013	—	—	5,013
Financial liabilities:
Deposits	1,645,583	1,641,136	—	1,641,136	—
Junior subordinated debentures	11,341	11,341	—	11,341	—
Accrued interest payable	1,757	1,757	—	1,757	—

7.	Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank is also subject to Basel III capital guidelines. Basel III requires certain minimum ratios in order to be considered adequately capitalized. In addition, a capital conservation buffer, comprised of common equity Tier 1 capital, was established above the minimum regulatory capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III. It is management’s belief that, as of March 31, 2019, the Bank met all capital adequacy requirements under Basel III.
The most recent notification from the FDIC (as of March 31, 2018) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I capital, and leverage ratios. Management expects that the capital ratios for the Bank under Basel III will continue to exceed the adequately capitalized requirements.
Capital amounts and ratios as of March 31, 2019 and December 31, 2018 for the Bank are presented in the following table (in thousands):

			Regulatory Requirements
	Actual		Minimum To Be Adequately Capitalized		Under Prompt Corrective Action Provisons
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Red River Bank
March 31, 2019:
Total Risk-Based Capital	$217,677	15.75%	$110,573	8.00%	$145,127	10.50%
Tier I Risk-Based Capital	$204,576	14.80%	$82,930	6.00%	$117,484	8.50%
Common Equity Tier I Capital	$204,576	14.80%	$62,197	4.50%	$96,751	7.00%
Tier I Leverage Capital	$204,576	10.93%	$74,897	4.00%	$93,622	5.00%

December 31, 2018:
Total Risk-Based Capital	$211,240	15.66%	$107,912	8.00%	$133,204	9.88%
Tier I Risk-Based Capital	$198,716	14.73%	$80,934	6.00%	$106,226	7.88%
Common Equity Tier I Capital	$198,716	14.73%	$60,701	4.50%	$85,993	6.38%
Tier I Leverage Capital	$198,716	10.76%	$73,874	4.00%	$92,343	5.00%
As a general matter, bank holding companies are subject to capital adequacy requirements under applicable Federal Reserve regulations. However, bank holding companies which qualify as "small bank holding companies" under the Federal Reserve's Small Bank Holding Company Policy Statement are exempt from the Federal Reserve's capital adequacy guidelines at the holding company level. In May 2018, the Economic Growth Act was enacted, and it increased the asset threshold for "small bank holding companies" from $1.0 billion to $3.0 billion. Because the Company has less than $3.0 billion in assets, it is no longer subject to capital adequacy guidelines on a consolidated basis. Although the minimum regulatory capital requirements are no longer applicable to the Company, the Company calculates these ratios for its own planning and monitoring purposes.

Capital amounts and ratios as of March 31, 2019 and December 31, 2018 for the Company are presented in the following table (in thousands):

	Actual
	Amount	Ratio
Red River Bancshares, Inc.
March 31, 2019:
Total Risk-Based Capital	$228,360	16.52%
Tier I Risk-Based Capital	$215,259	15.57%
Common Equity Tier I Capital	$204,259	14.78%
Tier I Leverage Capital	$215,259	11.50%

December 31, 2018:
Total Risk-Based Capital	$223,187	16.55%
Tier I Risk-Based Capital	$210,663	15.62%
Common Equity Tier I Capital	$199,663	14.80%
Tier I Leverage Capital	$210,663	11.40%

8.	Equity Events
Cash Dividends
The ability of Red River Bank to pay dividends on its common stock is restricted by Louisiana Banking Law, the FDIA, and by FDIC regulations. In general, the board of directors of a Louisiana state bank may, quarterly, semiannually, or annually, declare or pay dividends on its outstanding capital stock, provided that the bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the Louisiana Office of Financial Institutions is required for a Louisiana state bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year. In general terms, the FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
The Bank and the Company have internal policies to not ordinarily pay dividends if following the payment, the entity would not be “well-capitalized” under all applicable measurement ratios calculated pursuant to the regulatory capital adequacy guidelines. The exception to this policy is in situations where the payment of a dividend is necessary for the Company to be able to meet its obligations and as long as after such payment the Bank would still be considered “adequately-capitalized” under the regulatory capital adequacy guidelines.
Taking into consideration the Company's performance and capital levels, dividends were paid in both 2018 and 2019. In May 2018, the Company paid a cash dividend of $0.15 per share, adjusted for the 2018 2-for-1 stock split, to shareholders of record as of March 31, 2018. In February 2019, the Company paid a cash dividend of $0.20 per share to shareholders of record as of January 31, 2019.
Stock split
In 2018, the Board of Directors authorized a 2-for-1 stock split that was accomplished by a stock dividend with a record date of October 1, 2018, whereby each holder of record of the Company's common stock received one additional share of common stock for each share owned as of such date. This transaction is referred to in this report as the 2018 2-for-1 stock split.

9.	Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Directors’ Compensation Program, stock options, and restricted stock using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.

The computations of basic and diluted earnings per common share for the Company were as follows (in thousands, except share amounts):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income - basic	$5,696	$5,231
Net income - diluted	$5,696	$5,231

Denominator:(1)
Weighted - average shares outstanding - basic	6,632,482	6,721,200
Plus: Effect of Directors Compensation Program	574	677
Plus: Effect of stock options and restricted stock	34,973	43,400
Weighted - average shares outstanding - diluted	6,668,029	6,765,277

Earnings per common share:
Basic	$0.86	$0.78
Diluted	$0.85	$0.77

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split

10.	Subsequent Events
The Company's common stock began trading on May 3, 2019 on the Nasdaq Global Select Market under the symbol "RRBI." On May 7, 2019, the Company completed an IPO of its common stock at a public offering price of $45.00 per share. A total of 690,000 shares of the Company's common stock were sold in the IPO, of which the Company sold 663,320 shares (including 90,000 shares sold pursuant to the exercise of the underwriters' option to purchase additional shares) and certain shareholders sold 26,680 shares. The Company received net proceeds of approximately $26.8 million in the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. and our wholly owned subsidiary, Red River Bank, from December 31, 2018 through March 31, 2019 and on our results of operations for the three months ended March 31, 2019 and March 31, 2018. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in our Prospectus that was filed with the SEC on May 3, 2019, relating to the IPO, and information presented elsewhere in this quarterly report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see risk factors and other cautionary statements described under the heading “Risk Factors” included in our Prospectus filed with the SEC on May 3, 2019. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
CORPORATE SUMMARY
Red River Bancshares, Inc. was founded in 1998 and is a bank holding company headquartered in Alexandria, Louisiana. On May 3, 2019, our common stock began trading on the Nasdaq Global Select Market under the trading symbol "RRBI", and on May 7, 2019, we completed an IPO of our common stock.
Through our wholly owned subsidiary, Red River Bank, a Louisiana state-chartered bank, we provide a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. We operate from a network of 23 banking centers throughout Louisiana and one loan production office in Covington, Louisiana. Banking centers are located in the following markets: Central Louisiana, which includes the Alexandria MSA; Northwest Louisiana, which includes the Shreveport-Bossier City MSA; Southeast Louisiana, which includes the Baton Rouge MSA; and Southwest Louisiana, which includes the Lake Charles MSA.
Our priority is to drive shareholder value through the establishment of a market-leading commercial banking franchise in Louisiana. We provide superior service through highly qualified, relationship-oriented bankers who are committed to their customers and the communities in which we offer our products and services. Our strategy is to expand geographically through the establishment of de novo banking centers in new markets and, to a lesser extent, through the acquisition of financial institutions with customer-oriented, compatible philosophies and in desirable geographic areas.
OVERVIEW
In the first quarter of 2019, the Company showed continued growth in total assets, higher profitability compared to the first quarter of 2018, and improved asset quality results. On January 14, 2019, we celebrated 20 years since Red River Bank opened for banking services. In the first quarter of 2019, we declared and paid a cash dividend of $0.20 per common share.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2018 to March 31, 2019
	March 31, 2019	December 31, 2018	$ Change	% Change
	(Dollars in thousands)
Selected Period End Balance Sheet Data:
Total assets	$1,922,118	$1,860,588	$61,530	3.3%
Securities available-for-sale	319,353	307,877	11,476	3.7%
Loans held for investment	1,349,181	1,328,438	20,743	1.6%
Total deposits	1,691,134	1,645,583	45,551	2.8%
Junior subordinated debentures	11,341	11,341	—	—%
Total stockholders’ equity	202,184	193,703	8,481	4.4%

	As of and for the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Income	$5,696	$5,231	$465	8.9%

Per Common Share Data:(1)
Earnings per share, diluted	$0.85	$0.77	$0.08	10.4%
Book value per share	$30.46	$26.64	$3.82	14.3%
Tangible book value per share	$30.23	$26.41	$3.82	14.5%
Cash dividends per share	$0.20	$0.15	$0.05	33.3%

Summary Performance Ratios:
Return on average assets	1.24%	1.22%
Return on average equity	11.69%	11.88%
Net interest margin (FTE)	3.50%	3.37%
Efficiency ratio	59.52%	60.39%
Loans to deposits ratio	79.91%	81.98%
Noninterest income to average assets	0.72%	0.74%
Operating expense to average assets	2.43%	2.40%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.34%	0.57%
Allowance for loan losses to total loans held for investment	0.97%	0.88%
Net charge-offs to average loans outstanding	0.00%	0.00%

Capital Ratios:
Total stockholders’ equity to total assets	10.52%	10.16%
Tangible common equity to tangible assets	10.45%	10.08%
Total risk-based capital to risk-weighted assets	16.52%	15.99%
Tier 1 risk-based capital to average assets	11.50%	11.28%

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split
As part of our organic expansion plan, in the fourth quarter of 2018, we purchased an existing banking center location in Covington, Louisiana (St. Tammany Parish), for future expansion. In the first quarter of 2019, we hired an experienced banker with extensive knowledge of the St. Tammany community as our area president and, effective April 3, 2019, we opened a temporary loan production office in Covington. During the second quarter of 2019, we are remodeling and updating the banking center location purchased in 2018. While these renovations are being completed, we are operating from the LPO in a leased office a short distance from the permanent banking center. After the renovations are completed, which we expect will be in the third quarter of 2019, our plans are to close the LPO and shift our operations into the permanent, full-service banking center.
FINANCIAL CONDITION
General
As of March 31, 2019, total assets were $1.92 billion which was $61.5 million, or 3.3%, higher than total assets of $1.86 billion as of December 31, 2018. Within total assets, interest-bearing deposits in other banks increased by $27.8 million, loans held for investment increased by $20.7 million, and securities increased by $11.5 million in the first quarter of 2019. The balance sheet growth was funded by a $45.6 million increase in deposits in the first quarter of 2019. The loans to deposits ratio was 79.91% as of March 31, 2019.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of March 31, 2019, our securities portfolio was 16.8% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. As of March 31, 2019 all securities were classified as AFS within the portfolio. We invest in various types of liquid assets that are permissible under governing regulations, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of A or better, municipal bonds, and certain equity securities. We do not purchase noninvestment grade bonds or stripped mortgage-backed securities for the portfolio.
Total securities were $323.2 million as of March 31, 2019, an increase of $11.5 million, or 3.7%, from $311.7 million as of December 31, 2018. Investment activity for the three months ended March 31, 2019 included $23.8 million of securities purchased, offset by $17.0 million in maturities, prepayments, and calls. The additional net increase in investments was primarily due to redirecting available short-term assets into the securities portfolio. As of March 31, 2019, we held $319.4 million of AFS securities and $3.9 million in equity securities.
The securities portfolio tax-equivalent yield was 2.29% for the three months ended March 31, 2019, compared to 2.16% for the three months ended March 31, 2018. The increase in yield for the three months ended March 31, 2019, compared to the same period for 2018, was primarily due to the purchasing of $44.5 million of securities from March 31, 2018 to March 31, 2019, at significantly higher yields than the existing portfolio yield at the time of the purchases.
The carrying values of our securities classified as AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in stockholders’ equity. Equity securities, consisting of a mutual fund, are carried at fair value on the balance sheet with periodic changes in value recorded through the income statement. As of March 31, 2019, the net unrealized loss of the AFS securities portfolio was $4.6 million, or 1.4% of the total carrying value of the portfolio, as compared to a net unrealized loss of $9.5 million, or 3.0% of the total carrying value of the portfolio, as of December 31, 2018.
The fair value of our equity securities was $3.9 million with recognized losses of $131,000 for the three months ended March 31, 2019, compared to $3.8 million with recognized losses of $85,000 for the year ended December 31, 2018. Prior to the 2018 adoption of ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), mutual fund securities were included in AFS securities.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2019, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	Amounts as of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities AFS:
Mortgage-backed securities	$219,112	$81	$(3,922)	$215,271
Municipal bonds	82,302	387	(1,120)	81,569
U.S. agency securities	20,528	47	(71)	20,504
U.S. Treasury securities	1,995	14	—	2,009
Total Securities AFS:	$323,937	$529	$(5,113)	$319,353

	Amounts as of December 31,2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS:	$317,379	$116	$(9,618)	$307,877

The following tables show the fair value of AFS securities which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The yields shown in the table indicate tax-equivalent projected book yields as of the dates indicated.

	Amounts as of March 31, 2019 which mature
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities AFS:
Mortgage-backed securities	$9	2.94%	$30,289	1.75%	$46,039	2.08%	$138,934	2.24%	$215,271	2.14%
Municipal bonds	3,618	3.01%	11,184	2.26%	37,196	2.61%	29,571	3.52%	81,569	2.91%
U.S. agency securities	6,964	1.44%	6,167	2.58%	5,418	2.58%	1,955	3.00%	20,504	2.23%
U.S. Treasury securities	—	—%	2,009	2.84%	—	—%	—	—%	2,009	2.84%
Total Securities AFS:	$10,591	1.98%	$49,649	2.01%	$88,653	2.33%	$170,460	2.47%	$319,353	2.34%

	Amounts as of December 31, 2018 which mature
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities AFS:
Mortgage-backed securities	$9	2.70%	$29,591	1.73%	$45,409	1.98%	$139,679	2.23%	$214,688	2.11%
Municipal bonds	5,647	2.35%	10,084	2.26%	35,727	2.60%	16,817	3.51%	68,275	2.76%
U.S. agency securities	6,934	1.44%	9,348	2.67%	4,670	2.53%	1,963	2.81%	22,915	2.28%
U.S. treasury securities	—	—%	1,999	2.84%	—	—%	—	—%	1,999	2.84%
Total Securities AFS:	$12,590	1.85%	$51,022	2.05%	$85,806	2.27%	$158,459	2.37%	$307,877	2.27%
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of March 31, 2019, total loans held for investment were $1.35 billion, an increase of $20.7 million, or 1.6%, compared to $1.33 billion as of December 31, 2018. New loan origination activity was normal for the first quarter, and spread across all of our markets, with our newer markets experiencing the most growth. The loan portfolio was also impacted by problem loan pay downs, including a substandard energy loan that was paid off in full during the first quarter. Energy related credits were 2.6% of the loan portfolio as of March 31, 2019, compared to 2.9% as of December 31, 2018.
Total loans held for investment by category are summarized below as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Commercial real estate	$475,269	35.2%	$454,689	34.2%
One-to-four family residential	406,823	30.2%	406,963	30.7%
Construction and development	111,344	8.3%	102,868	7.7%
Commercial and industrial	269,987	20.0%	275,881	20.8%
Tax-exempt	56,838	4.2%	60,104	4.5%
Consumer	28,920	2.1%	27,933	2.1%
Total loans held for investment	$1,349,181	100.0%	$1,328,438	100.0%
Total loans held for sale	$2,210		$2,904

Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession. Nonperforming loans include loans that are contractually past due 90 days or more and loans that are on nonaccrual status. Loans are considered past due when principal and interest payments have not been received as of the date such payments are due.
Loans are placed on nonaccrual status when management determines that a borrower may be unable to meet future contractual payments as they become due. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed, reducing interest income, and future income accrual is discontinued. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Asset quality is managed through disciplined underwriting policies, continual monitoring of loan performance, and focused management of nonperforming assets. There can be no assurance, however, that the loan portfolio will not become subject to losses due to declines in economic conditions, deterioration in the financial condition of our borrowers, or a decline in the value of collateral.
Asset quality levels improved in the first quarter of 2019. Our nonperforming assets to total assets ratio was 0.34% as of March 31, 2019, compared to 0.38% as of December 31, 2018. Total nonperforming assets decreased $570,000, or 8.0%, to $6.6 million as of March 31, 2019 from $7.1 million as of December 31, 2018. This decrease was mainly due to the sale of foreclosed assets and improved performance of past due loans.
Nonperforming loan and asset information is summarized below:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$5,445	$5,560
Accruing loans 90 or more days past due	716	939
Total nonperforming loans	6,161	6,499
Foreclosed assets:
Real estate	414	646
Other	—	—
Total foreclosed assets	414	646
Total nonperforming assets	$6,575	$7,145

Troubled debt restructurings:(1)
Nonaccrual loans	$3,513	$3,540
Accruing loans 90 or more days past due	—	—
Performing loans	1,710	1,572
Total troubled debt restructurings	$5,223	$5,112

Nonperforming loans to total loans held for investment(1)	0.46%	0.49%
Nonperforming assets to total assets	0.34%	0.38%

(1)	Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.

Nonaccrual loans are summarized below by category:

	March 31, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans by category:
Real estate:
Commercial real estate	$1,338	$1,362
One-to-four family residential	340	424
Construction and development	53	55
Commercial and industrial	3,670	3,675
Tax-exempt	—	—
Consumer	44	44
Total	$5,445	$5,560
Potential Problem Loans
From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful, or loss. Loan classifications reflect a judgment about the risk of default and loss associated with the loans. Classifications are reviewed periodically and adjusted to reflect the degree of risk and loss believed to be inherent in each loan. The methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans classified as pass are loans with very low to acceptable risk levels based on the borrower’s financial condition, financial trends, management strength, and collateral quality. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If these weaknesses are not corrected, repayment possibilities for the loan may deteriorate. However, the loss potential does not pose sufficient risk to warrant substandard classification.
Loans classified as substandard have well defined weaknesses which jeopardize normal repayment of principal and interest. Prompt corrective action is required to reduce exposure and to assure adequate remedial actions are taken by the borrower. If these weaknesses do not improve, loss is possible. Loans classified as doubtful have well defined weaknesses that make full collection improbable. Loans classified as loss are considered uncollectible and charged-off to the allowance for loan losses.
As of March 31, 2019, loans classified as pass were 96.6% of total loans held for investment and loans classified as special mention and substandard were 2.2% and 1.2%, respectively, of total loans held for investment. There were no loans as of March 31, 2019 classified as doubtful or loss. As of December 31, 2018, loans classified as pass were 96.7% of total loans and loans classified as special mention and substandard were 1.7% and 1.6%, respectively, of total loans. There were no loans as of December 31, 2018 classified as doubtful or loss.
Allowance for Loan Losses
The allowance for loan losses represents management’s best assessment of potential loan losses and risks inherent in the loan portfolio. It is maintained at a level estimated to be adequate to absorb these potential losses through periodic charges to the provision for loan losses. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all.
The allowance for loan losses is established in accordance with GAAP and consists of specific and general reserves. Specific reserves relate to loans classified as impaired. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans include troubled debt restructurings and performing and nonperforming loans. Impaired loans are reviewed individually, and a specific allowance is allocated, if necessary, based on evaluation of either the fair value of the collateral underlying the loan or the present value of future cash flows calculated using the loan’s existing interest rate. General reserves relate to the remainder of the loan portfolio, including overdrawn deposit accounts, and are based on evaluation of a number of factors, such as current economic conditions, the quality and composition of the loan portfolio, loss history, and other relevant factors.
In connection with the review of the loan portfolio, risk elements attributable to particular loan types or categories are considered in assessing the quality of individual loans. Some of the risk elements considered include:

•
for commercial real estate loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements); operating results of the owner in the case of owner occupied properties; the loan to value ratio; the age and condition of the collateral; the volatility of income, property value, and future operating results typical of properties of that type;

•
for one-to-four family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability; the loan-to-value ratio; and the age, condition, and marketability of the collateral;

•
for construction and development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease; the quality and nature of contracts for presale or prelease, if any; experience and ability of the developer; and the loan to value ratio; and

•
for commercial and industrial loans, the debt service coverage ratio; the operating results of the commercial, industrial, or professional enterprise; the borrower’s business, professional, and financial ability and expertise; the specific risks and volatility of income and operating results typical for businesses in that category; the value, nature, and marketability of collateral; and the financial resources of the guarantor(s), if any.

The allowance for loan losses totaled $13.1 million, or 0.97%, of loans held for investment as of March 31, 2019. As of December 31, 2018, the allowance for loan losses totaled $12.5 million, or 0.94%, of loans held for investment.
The provision for loan losses for the three months ended March 31, 2019 was $526,000, an increase of $115,000, or 28.0%, from $411,000 for the three months ended March 31, 2018. The provision for loans increased primarily as a result of the growth of the loan portfolio.
The following table displays activity in the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Total loans held for investment	$1,349,181	$1,276,140
Average loans outstanding	$1,344,523	$1,265,422
Allowance for loan losses at beginning of period	$12,524	$10,895
Provision for loan losses	526	411
Charge-offs:
Real estate:
One-to-four family residential	—	4
Commercial and industrial	—	9
Consumer	81	98
Total charge-offs	81	111
Recoveries:
Real estate:
One-to-four family residential	1	1
Construction and development	77	—
Commercial and industrial	1	2
Consumer	53	56
Total recoveries	132	59
Net (charge-offs) recoveries	51	(52)
Allowance for loan losses at end of period	$13,101	$11,254
Allowance for loan losses to total loans held for investment	0.97%	0.88%
Net charge-offs to average loans outstanding	0.00%	0.00%

We believe the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for loan losses are subject to ongoing evaluations of the factors and loan portfolio risks described above. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate and material additional provisions for loan losses could be required.

Deposits
We offer a variety of deposit products designed to attract and retain consumer, commercial, and public entity customers. These products consist of noninterest and interest-bearing checking accounts, savings accounts, money market accounts, and time deposit accounts. Deposits are gathered from individuals, partnerships, corporations, and public entities located primarily in our market areas. We do not have any internet-sourced or brokered deposits.
Total deposits increased $45.6 million, or 2.8%, to $1.69 billion as of March 31, 2019 from $1.65 billion as of December 31, 2018. Noninterest-bearing deposits increased by $17.9 million, or 3.3%, due to normal fluctuations in customer account balances. NOW accounts increased by $15.4 million, or 5.0%, with increases in Interest on Lawyers Trust Accounts ("IOLTA") NOW balances and decreases in public entity NOW balances. IOLTA NOW balances were driven higher at the end of the quarter due to a large legal settlement received by a law firm customer. These funds were reduced in the second quarter of 2019 as disbursements were made to third parties. The decrease in public entity NOW balances was a result of normal seasonal drawdowns as public entity customers distributed their year-end funds to other organizations. Noninterest-bearing deposits as a percentage of total deposits were 33.5% as of March 31, 2019, compared to 33.3% as of December 31, 2018.
The following table presents deposits by account type as of the dates indicated and the dollar and percentage change between periods:

	March 31, 2019		December 31, 2018		Change from December 31, 2018 to March 31, 2019
	Balance	% of Total	Balance	% of Total	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing deposits	$565,757	33.5%	$547,880	33.3%	$17,877	3.3%
Interest-bearing deposits:
Money market accounts	362,261	21.4%	358,575	21.8%	3,686	1.0%
Time deposits <= $250,000	249,583	14.8%	248,274	15.1%	1,309	0.5%
Time deposits > $250,000	85,222	5.0%	81,954	5.0%	3,268	4.0%
NOW accounts	319,898	18.9%	304,545	18.5%	15,353	5.0%
Savings accounts	108,413	6.4%	104,355	6.3%	4,058	3.9%
Total deposits	$1,691,134	100.0%	$1,645,583	100.0%	$45,551	2.8%
The following table presents deposits by customer type as of the dates indicated and the dollar and percentage change between periods:

	March 31, 2019		December 31, 2018		Change from December 31, 2018 to March 31, 2019
	Balance	% of Total	Balance	% of Total	$ Change	% Change
	(Dollars in thousands)
Consumer	$886,576	52.4%	$869,725	52.8%	$16,851	1.9%
Commercial	672,330	39.8%	611,903	37.2%	60,427	9.9%
Public	132,228	7.8%	163,955	10.0%	(31,727)	(19.4)%
Total deposits	$1,691,134	100.0%	$1,645,583	100.0%	$45,551	2.8%

The following table presents the maturity distribution of our time deposits of $100,000 or more as of March 31, 2019:

March 31, 2019
(in thousands)
Three months or less	$35,917
Over three months through six months	37,844
Over six months through 12 months	67,698
Over 12 months through three years	52,111
Over three years	23,438
Total	$217,008
Junior Subordinated Debentures
The company is the sponsor of three wholly owned business trusts that were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified quarterly rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of our junior subordinated debentures. The debentures are the sole assets of the trusts. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the debentures in whole or in part on or after specific dates at a redemption price specified in the indentures governing the debentures plus any accrued but unpaid interest to the redemption date. If the debentures are redeemed prior to maturity, redemption fees totaling approximately $12,000 will be incurred. Due to the extended maturity date of the trust preferred securities a portion of these instruments qualifies as Tier 1 capital under applicable regulatory capital rules. We anticipate using a portion of the proceeds of the IPO to redeem Trust II and Trust III in June 2019 and FBT CT I in August 2019.
The following table is a summary of the terms of our junior subordinated debentures as of March 31, 2019 and December 31, 2018:

	Issuance Date	Maturity Date	Amount Outstanding March 31, 2019	Amount Outstanding December 31, 2018	Rate Type	Rate at March 31, 2019	Rate at December 31, 2018
	(Dollars in thousands)
Trust II	May 28, 2003	May 28, 2033	$3,093	$3,093	Variable(2)	6.05%	5.65%
Trust III	April 20, 2005	June 15, 2035	3,093	3,093	Variable(3)	4.76%	4.30%
FBT CT I(1)	September 4, 2003	August 8, 2033	5,155	5,155	Variable(4)	5.54%	5.34%
Total			$11,341	$11,341

(1)	On April 1, 2013, we assumed $5.0 million of floating rate junior subordinated debentures and FBT CT I in conjunction with the acquisition of Fidelity Bancorp, Inc.

(2)	The trust preferred securities reprice quarterly based on three-month LIBOR plus 3.25%, with the last reprice date on March 28, 2019.

(3)	The trust preferred securities reprice quarterly based on three-month LIBOR plus 1.97%, with the last reprice date on March 13, 2019.

(4)	The trust preferred securities reprice quarterly based on three-month LIBOR plus 3.00%, with the last reprice date on January 30, 2019.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of March 31, 2019, was $202.2 million, compared to $193.7 million as of December 31, 2018, an increase of $8.5 million, or 4.4%. This increase was attributable to first quarter 2019 net income of $5.7 million and a $3.9 million market adjustment to AOCI related to AFS securities, partially offset by $1.3 million in cash dividends.
As of March 31, 2019 and December 31, 2018, Red River Bank was in compliance with all applicable regulatory capital requirements, and was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2019, was $5.7 million, an increase of $465,000, or 8.9% from $5.2 million for the three months ended March 31, 2018. The increase in net income was primarily due to increased net interest income partially offset by higher operating expenses.

Diluted earnings per share were $0.85 for the three months ended March 31, 2019, an increase of $0.08 from $0.77 for the three months ended March 31, 2018, adjusted to give effect to the 2018 2-for-1 stock split.
Our efficiency ratio improved to 59.52% for the three months ended March 31, 2019, compared to 60.39% for the three months ended March 31, 2018. The change in the efficiency ratio is due to a $1.5 million increase in net interest income, a $139,000 increase in noninterest income, offset by an $851,000 increase in operating expenses.
Net Interest Income
Our operating results depend primarily on our net interest income. Fluctuations in market interest rates impact the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact our net interest income. To evaluate net interest income, we measure and monitor: (1) yields on loans and other interest-earning assets; (2) the costs of deposits and other funding sources; (3) net interest spread; and (4) net interest margin. Since noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing funding sources.
Net interest income increased by $1.5 million, or 11.1%, to $15.5 million for the three months ended March 31, 2019 from $13.9 million for the three months ended March 31, 2018. Net interest income improved as a result of a 13 basis point increase in the net interest margin, on an FTE basis, to 3.50% for the three months ended March 31, 2019 from 3.37% for the three months ended March 31, 2018, combined with a $115.0 million, or 6.9%, increase in average interest earning assets between the first quarter of 2019 and 2018. The net interest margin benefited from the higher interest rate environment in the first quarter of 2019 compared to the first quarter of 2018. The average yield on interest-earning assets for the three months ended March 31, 2019 was 4.03%, a 28 basis point increase from 3.75% for the same period in 2018, while the average cost of deposits for the three months ended March 31, 2019 was 0.57%, 17 basis points higher than the 0.40% cost of deposits for the same period in 2018.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2019 and 2018. Nonaccrual loans are included in the following table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$1,344,523	$15,504	4.61%	$1,265,422	$13,586	4.29%
Securities - taxable	261,325	1,378	2.11%	293,660	1,471	2.00%
Securities - nontaxable	64,630	385	2.38%	60,155	351	2.33%
Federal funds sold	34,228	212	2.48%	13,503	51	1.51%
Interest-bearing balances due from banks	70,473	416	2.36%	27,507	107	1.56%
Nonmarketable equity securities	1,299	4	1.23%	1,271	2	0.63%
Investment in trusts	341	5	5.95%	341	4	4.76%
Total interest-earning assets	1,776,819	$17,904	4.03%	1,661,859	$15,572	3.75%
Allowance for loan losses	(12,735)			(11,014)
Noninterest earning assets	101,545			90,192
Total assets	$1,865,629			$1,741,037
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$753,617	$962	0.52%	$708,124	$556	0.32%
Time deposits	334,759	1,334	1.62%	321,529	979	1.23%
Total interest-bearing deposits	1,088,376	2,296	0.86%	1,029,653	1,535	0.60%
Junior subordinated debentures	11,341	156	5.58%	11,341	124	4.42%
Other borrowings	—	—	—%	313	3	3.70%
Total interest-bearing liabilities	1,099,717	$2,452	0.90%	1,041,307	$1,662	0.64%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	552,204			510,793
Accrued interest and other liabilities	16,027			9,534
Total noninterest-bearing liabilities:	568,231			520,327
Stockholders’ equity	197,681			179,403
Total liabilities and stockholders’ equity	$1,865,629			$1,741,037
Net interest income		$15,452			$13,910
Net interest spread(2)			3.13%			3.11%
Net interest margin(3)			3.47%			3.34%
Net interest margin FTE(4)			3.50%			3.37%
Cost of deposits			0.57%			0.40%
Cost of funds			0.56%			0.41%

(1)	Includes average outstanding balances of loans held for sale of $2.5 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	In order to present pretax resulting yield on tax-exempt investments comparable to those on taxable investments, an FTE adjustment (a non-GAAP measure) has been computed.

Rate/Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended March 31, 2019 vs 2018
	Increase (Decrease) Due to Change in		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$848	$1,070	$1,918
Securities - taxable	(162)	69	(93)
Securities - nontaxable	26	8	34
Federal funds sold	78	83	161
Interest-bearing balances due from banks	168	141	309
Nonmarketable equity securities	—	2	2
Investment in trusts	—	1	1
Total interest income	$958	$1,374	$2,332
Interest-bearing liabilities:
Interest-bearing transaction deposits	$36	$370	$406
Time deposits	40	315	355
Total interest-bearing deposits	76	685	761
Junior subordinated debentures	—	32	32
Other borrowings	(3)	—	(3)
Total interest expense	$73	$717	$790
Increase (decrease) in net interest income	$885	$657	$1,542
Provision for Loan Losses
The provision for loan losses is a charge to income necessary to maintain the allowance for loan losses at a level considered appropriate by management. Factors impacting the provision include loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, and current economic conditions. The provision for loan losses for the three months ended March 31, 2019 was $526,000, an increase of $115,000, or 28.0%, from $411,000 for the three months ended March 31, 2018. The provision for loan losses increased primarily as a result of the growth of the loan portfolio. The allowance for loan losses to total loans held for investment was 0.97% at March 31, 2019, compared to 0.88% at March 31, 2018.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card fees, fees related to the sale of mortgage loans, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $139,000, or 4.4%, to $3.3 million for the three months ended March 31, 2019 compared to $3.2 million for the three months ended March 31, 2018. The increase in noninterest income was mainly due to higher mortgage loan income, which was partially offset by lower deposit income. Mortgage loan income increased $168,000, or 48.6%, to $514,000 for the three months ended March 31, 2019, compared to $346,000 for the three months ended March 31, 2018 as a result of a higher number of mortgage loan applications in the first quarter of 2019. Deposit income decreased $174,000, or 14.5%, to $1.0 million for the three months ended March 31, 2019, compared to $1.2 million for the three months ended March 31, 2018. In the fourth quarter of 2018, a system change relating to overdraft processing on electronic transactions was made which resulted in lower deposit income in the first quarter of 2019. Management is evaluating other deposit fees to replace the decrease in deposit revenue.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		Increase (Decrease)
	March 31,
	2019	2018	2019 v. 2018
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,026	$1,200	$(174)	(14.5)%
Debit card income, net	695	704	(9)	(1.3)%
Mortgage loan income	514	346	168	48.6%
Brokerage income	365	335	30	9.0%
Loan and deposit income	346	268	78	29.1%
Bank-owned life insurance income	133	137	(4)	(2.9)%
Gain on sale of investments	—	41	(41)	(100.0)%
Other income	217	126	91	72.2%
Total noninterest income	$3,296	$3,157	$139	4.4%
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. Operating expenses increased $851,000, or 8.3%, to $11.2 million, for the three months ended March 31, 2019, compared to $10.3 million for the three months ended March 31, 2018, mainly due to higher personnel and occupancy expenses. Personnel expenses increased $498,000, or 8.1%, to $6.6 million for the three months ended March 31, 2019, compared to $6.1 million for the three months ended March 31, 2018. As of March 31, 2019 and 2018, we had 321 and 309 full-time equivalent employees, respectively, an increase of 12 full time-equivalent employees. The increase in personnel was related to an increase in back office staff to support increasing volumes and to prepare to operate as a public company, as well as personnel for the Covington area. Occupancy and equipment expenses increased $96,000, or 8.9%, to $1.2 million for the three months ended March 31, 2019, compared to $1.1 million for the three months ended March 31, 2018, due to new expenses in the Southwest Louisiana market related to the opening of a new banking center in the second quarter of 2018 and increased property and equipment expenses across the Company.
The following table presents, for the periods indicated, the major categories of operating expense:

	For the Three Months Ended		Increase (Decrease)
	March 31,
	2019	2018	2019 v. 2018
	(Dollars in thousands)
Personnel expenses	$6,640	$6,142	$498	8.1%
Non-staff expenses:
Occupancy and equipment expenses	1,175	1,079	96	8.9%
Technology expenses	544	506	38	7.5%
Advertising	209	175	34	19.4%
Other business development expenses	282	307	(25)	(8.1)%
Data processing expense	459	392	67	17.1%
Other taxes	353	342	11	3.2%
Loan and deposit expenses	223	180	43	23.9%
Legal and professional expenses	319	324	(5)	(1.5)%
Other operating expenses	954	860	94	10.9%
Total operating expenses	$11,158	$10,307	$851	8.3%

Income Tax Expense
The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income, and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities and life insurance policies, and the income tax effects associated with stock-based compensation.
For the three months ended March 31, 2019 and 2018, income tax expense totaled $1.4 million and $1.1 million, respectively. Our effective income tax rates for the three months ended March 31, 2019 and 2018 were 19.4% and 17.6%, respectively.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2019, and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of March 31, 2019, AFS securities totaled $319.4 million compared to $307.9 million as of December 31, 2018. Additionally, we maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million as of March 31, 2019 and December 31, 2018. There were no outstanding funds under these lines of credit as of March 31, 2019 or December 31, 2018. Other sources available for meeting liquidity needs include FHLB advances as well as repurchase agreements. As of March 31, 2019 and December 31, 2018, our net borrowing capacity from the FHLB was $509.0 million and $427.6 million, respectively. We had no borrowings from the FHLB, nor any utilization of repurchase agreements, as of March 31, 2019 or December 31, 2018.
Our average loans, including average loans held for sale, increased $32.4 million or 2.5% for the three months ended March 31, 2019. Our average deposits increased $65.5 million, or 4.2%, for the three months ended March 31, 2019.
As of March 31, 2019, we had $235.8 million in outstanding commitments to extend credit and $14.0 million in commitments associated with outstanding standby letters of credit. As of December 31, 2018, we had $231.5 million in outstanding commitments to extend credit and $11.6 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
For the three months ended March 31, 2019 and the year ended December 31, 2018, we had no exposure to known future cash requirements or capital expenditures of a material nature. As of March 31, 2019, we had cash and cash equivalents of $178.0 million compared to $151.9 million as of December 31, 2018. The increase of $26.1 million, or 17.2%, was primarily due to a temporary but large influx of funds to our NOW account balances on the last day of the quarter. These funds were scheduled to be withdrawn within a few days of being deposited.
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset-liability management policies provide management with guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position.
Our exposure to interest rate risk is managed by Red River Bank’s Asset-Liability Management Committee. The committee formulates strategies based on appropriate levels of interest rate risk and monitors the results of those strategies. In determining the appropriate level of interest rate risk, the committee considers the impact on both earnings and capital given the current outlook on interest rates, regional economies, liquidity, business strategies, and other related factors
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Our nonparallel rate shock model involves analysis of interest income and expense under various changes in the shape of the yield curve.
Internal policy regarding interest rate risk simulations performed by our risk model currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 basis point shift and 15.0% for a 200 basis point shift. Internal policy regarding economic value at risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated fair value of equity for the subsequent one-year period should not decline by more than 20.0% for a 100 basis point shift and 25.0% for a 200 basis point shift.
The following table shows the impact of an instantaneous and parallel change in rates, at the levels indicated, and summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated.

	As of March 31, 2019		As of December 31, 2018
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Basis Points)
+300	19.50%	7.10%	19.20%	7.10%
+200	13.30%	5.50%	12.90%	5.10%
+100	6.70%	3.10%	6.60%	3.00%
Base	0.00%	0.00%	0.00%	0.00%
-100	(7.00)%	(6.50)%	(6.60)%	(5.00)%
-200	(15.60)%	(16.70)%	(14.60)%	(13.40)%
The results above, as of March 31, 2019 and December 31, 2018, demonstrate that our balance sheet is asset sensitive. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.
NON-GAAP FINANCIAL MEASURES
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. Certain financial measures used by management to evaluate our operating performance are discussed in this report as supplemental non-GAAP performance measures. In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in the statements of income, balance sheets, or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures, or both.
The non-GAAP financial measures that we discuss in this report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that are discussed in this report may differ from that of other companies reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this prospectus when comparing such non-GAAP financial measures.
We provide these measures in addition to, not as a substitute for, net income and earnings per share, which are reported in adherence to GAAP. Management and the board of directors review tangible book value per share and tangible common equity to tangible assets as part of managing operating performance. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income, earnings per share, and total expenses, are useful for both management and investors when evaluating underlying operating and financial performance and its available resources.
Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure commonly used by analysts and investors to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period. Intangible assets have the effect of increasing total book value while not increasing tangible book value. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.
Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets. We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2019, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	As of March 31,		As of December 31,
	2019	2018	2018
	(Dollars in thousands, except per share data)
Tangible common equity
Total stockholders' equity	$202,184	$179,094	$193,703
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity	$200,638	$177,548	$192,157
Common shares outstanding(1)	6,636,926	6,723,598	6,627,358
Book value per common share	$30.46	$26.64	$29.23
Tangible book value per common share	$30.23	$26.41	$28.99

Tangible assets
Total assets	$1,922,118	$1,762,590	$1,860,588
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets	$1,920,572	$1,761,044	$1,859,042
Total stockholder's equity to assets	10.52%	10.16%	10.41%
Tangible common equity to tangible assets	10.45%	10.08%	10.34%

(1)	March 31, 2018 amount adjusted to give effect to the 2018 2-for-1 stock split.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in the Company’s Prospectus that was filed with the SEC on May 3, 2019, relating to its IPO under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2019, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.”
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company, including its subsidiaries, may become involved in various legal matters arising in the normal course of business. In the opinion of management, neither the Company, nor any of its subsidiaries, is involved in any legal proceeding the resolution of which is expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in any claim or litigation against the Company or its subsidiaries could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of the Company or its subsidiaries, even if resolved favorably.
Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's business, financial condition, and results of operations, see the heading "Risk Factors" in the Company's Prospectus filed with the SEC on May 3, 2019, relating to its IPO. There have been no material changes to the risk factors disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.	Exhibits and Financial Statement Schedules

NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on April 10, 2019)

The other instruments defining the rights of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
*	Filed herewith
**
These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: June 7, 2019	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer

Date: June 7, 2019	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice-President, Treasurer, Chief Financial Officer, and Assistant Secretary