Form 10-Q
period 2019-06-30
RED RIVER BANCSHARES INC
filed 2019-08-14
CIK 1071236

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number: 001-38888

Red River Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1412058
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1412 Centre Court Drive, Suite 402,	Alexandria,	Louisiana	71301
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (318) 561-5028

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RRBI	The NASDAQ Stock Market, LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2019, the registrant had 7,306,221 shares of common stock, no par value, issued and outstanding.

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

AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Director Compensation Program	Compensation program which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FBT CT I	FBT Capital Trust I, a Delaware statutory trust
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
IPO	Initial public offering
LPO	Loan production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
OTTI	Other-than-temporary impairment
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)
Trust II	Red River Statutory Trust II, a Connecticut statutory trust
Trust III	Red River Statutory Trust III, a Delaware statutory trust

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

•
factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers, and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

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

•	other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this quarterly report on Form 10-Q. Additional information on these and other risk factors can be found in Item 1A "Risk Factors" of this quarterly report on Form 10-Q and in the section titled "Risk Factors" in our Prospectus that was filed with the SEC on May 3, 2019, relating to our IPO. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	(Unaudited) June 30, 2019	(Audited) December 31, 2018
ASSETS
Cash and due from banks	$29,854	$34,070
Interest-bearing deposits in other banks	71,761	117,836
Total cash and cash equivalents	101,615	151,906
Securities available-for-sale	318,082	307,877
Equity securities	3,924	3,821
Nonmarketable equity securities	1,342	1,299
Loans held for sale	6,029	2,904
Loans held for investment	1,393,154	1,328,438
Allowance for loan losses	(13,591)	(12,524)
Premises and equipment, net	40,032	39,690
Accrued interest receivable	5,570	5,013
Bank-owned life insurance	21,570	21,301
Intangible assets	1,546	1,546
Right-of-use assets	4,748	—
Other assets	8,897	9,317
Total Assets	$1,892,918	$1,860,588
LIABILITIES
Noninterest-bearing deposits	$576,934	$547,880
Interest-bearing deposits	1,057,656	1,097,703
Total Deposits	1,634,590	1,645,583
Junior subordinated debentures	5,155	11,341
Accrued interest payable	1,998	1,757
Lease liabilities	4,773	—
Accrued expenses and other liabilities	8,491	8,204
Total Liabilities	1,655,007	1,666,885
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,300,246 and 6,627,358 shares	68,082	41,094
Retained earnings	170,122	160,115
Accumulated other comprehensive income (loss)	(293)	(7,506)
Total Stockholders' Equity	237,911	193,703
Total Liabilities and Stockholders' Equity	$1,892,918	$1,860,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$15,945	$14,435	$31,448	$28,022
Interest on securities	1,784	1,744	3,547	3,565
Interest on federal funds sold	212	64	425	114
Interest on deposits in other banks	306	119	722	226
Dividends on stock	9	7	19	13
Total Interest and Dividend Income	18,256	16,369	36,161	31,940
INTEREST EXPENSE
Interest on deposits	2,449	1,665	4,746	3,200
Interest on other borrowed funds	—	2	—	4
Interest on junior subordinated debentures	156	136	312	260
Total Interest Expense	2,605	1,803	5,058	3,464
NET INTEREST INCOME	15,651	14,566	31,103	28,476
Provision for loan losses	529	526	1,055	937
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,122	14,040	30,048	27,539
NONINTEREST INCOME
Service charges on deposit accounts	1,083	1,124	2,109	2,324
Debit card income, net	785	764	1,481	1,468
Mortgage loan income	657	706	1,171	1,052
Brokerage income	626	590	991	925
Loan and deposit income	382	329	727	597
Bank-owned life insurance income	137	139	270	276
Gain (Loss) on equity securities	56	(93)	104	(93)
Gain on sale of investments	—	—	—	41
Other income	373	106	542	233
Total Noninterest Income	4,099	3,665	7,395	6,823
OPERATING EXPENSES
Personnel expenses	7,005	6,489	13,645	12,631
Occupancy and equipment expenses	1,334	1,081	2,509	2,161
Technology expenses	558	536	1,101	1,042
Advertising	396	211	605	386
Other business development expenses	277	241	560	547
Data processing expense	483	427	942	820
Other taxes	455	349	808	691
Loan and deposit expenses	392	222	615	402
Legal and professional expenses	383	344	702	668
Other operating expenses	1,121	1,047	2,075	1,907
Total Operating Expenses	12,404	10,947	23,562	21,255
INCOME BEFORE INCOME TAX EXPENSE	6,817	6,758	13,881	13,107
Income tax expense	1,279	1,226	2,647	2,344
NET INCOME	$5,538	$5,532	$11,234	$10,763
EARNINGS PER SHARE(1)
Basic	$0.79	$0.82	$1.64	$1.60
Diluted	$0.78	$0.82	$1.63	$1.59

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,538	$5,532	$11,234	$10,763
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	4,213	(839)	9,131	(5,084)
Tax effect	(885)	185	(1,918)	1,092
Less: Gains included in net income	—	—	—	(41)
Tax effect	—	—	—	9
Total other comprehensive income (loss)	3,328	(654)	7,213	(4,024)
Comprehensive income	$8,866	$4,878	$18,447	$6,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2017	$45,539	$137,949	$(5,385)	$178,103
Net income	—	5,231	—	5,231
Stock incentive plan expense	—	47	—	47
Issuance of 2,452 shares of common stock as board compensation(1)	92	—	—	92
Cash dividend - $0.15 per share(1)	—	(1,009)	—	(1,009)
Other comprehensive income (loss)	—	—	(3,370)	(3,370)
Balance as of March 31, 2018	$45,631	$142,218	$(8,755)	$179,094
Net income	—	5,532	—	5,532
Stock incentive plan expense	—	46	—	46
Issuance of 2,000 shares of common stock through exercise of stock options(1)	29	—	—	29
Reclassification for adoption of accounting standard	—	(74)	74	—
Other comprehensive income (loss)	—	—	(654)	(654)
Balance as of June 30, 2018	$45,660	$147,722	$(9,335)	$184,047

Balance as of December 31, 2018	$41,094	$160,115	$(7,506)	$193,703
Net income	—	5,696	—	5,696
Stock incentive plan expense	—	49	—	49
Issuance of 7,200 shares of common stock through exercise of stock options	80	—	—	80
Issuance of 2,368 shares of common stock as board compensation	97	—	—	97
Cash dividend - $0.20 per share	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	3,885	3,885
Balance as of March 31, 2019	$41,271	$164,534	$(3,621)	$202,184
Net income	—	5,538	—	5,538
Stock incentive plan expense	—	50	—	50
Issuance of 663,320 shares of common stock through IPO	26,812	—	—	26,812
Board compensation adjustment	(1)	—	—	(1)
Other comprehensive income (loss)	—	—	3,328	3,328
Balance as of June 30, 2019	$68,082	$170,122	$(293)	$237,911

(1)	Adjusted to give effect to the 2018 2-for-1 stock split

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,234	$10,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	847	822
Amortization	151	214
Share-based compensation earned	99	93
Share-based board compensation earned	96	92
(Gain) Loss on other assets owned	11	(12)
Net (accretion) amortization on AFS securities	566	687
Net (accretion) amortization on HTM securities	—	7
Gains on sales of AFS securities	—	(41)
Provision for loan losses	1,055	937
Deferred income tax benefit (expense)	(263)	—
Net (increase) decrease in loans HFS	(3,125)	(2,353)
Net (increase) decrease in accrued interest receivable	(557)	173
Net (increase) decrease in BOLI	(269)	(276)
Net increase (decrease) in accrued interest payable	241	(129)
Other operating activities, net	(1,539)	(1,092)
Net cash provided by operating activities	8,547	9,885
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in AFS securities:
Sales	—	3,168
Maturities, prepayments, and calls	33,255	26,048
Purchases	(34,893)	(3,009)
Activity in HTM securities:
Maturities, prepayments, and calls	—	1,235
Purchase of nonmarketable equity securities	(43)	(22)
Net increase in loans HFI	(64,703)	(78,962)
Proceeds from sales of foreclosed assets	333	71
Purchases of premises and equipment	(1,174)	(1,209)
Net cash used in investing activities	(67,225)	(52,680)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(10,993)	34,354
Repayments of other borrowed funds	—	(90)
Redemption of junior subordinated debentures	(6,186)	—
Proceeds from exercise of stock options	80	29
Proceeds from initial public offering, net	26,812	—
Cash dividends	(1,326)	(1,009)
Net cash provided by financing activities	8,387	33,284
Net change in cash and cash equivalents	(50,291)	(9,511)
Cash and cash equivalents - beginning of period	151,906	59,667
Cash and cash equivalents - end of period	$101,615	$50,156

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$4,817	$3,594
Income taxes	$3,323	$2,469
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	$4,954	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Prospectus filed with the SEC on May 3, 2019, relating to its IPO.
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company's financial condition or results of operations.
Critical Accounting Policies and Estimates
There were no material changes or developments during the reporting period with respect to methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2018, that were included in the Company's Prospectus as filed with the SEC on May 3, 2019. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
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
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. It also changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this ASU also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. ASU 2017-12 became effective for the Company on January 1, 2019, and did not have a material impact on the Company's financial statements.
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
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. The Company does not hold HTM securities. The amortized cost and estimated fair values of securities AFS are summarized in the following tables (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2019
Securities AFS:
Mortgage-backed securities	$209,919	$482	$(1,508)	$208,893
Municipal bonds	88,010	987	(489)	88,508
U.S. agency securities	18,527	148	(14)	18,661
U.S. Treasury securities	1,996	24	—	2,020
Total Securities AFS	$318,452	$1,641	$(2,011)	$318,082

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877

The amortized costs and estimated market values of debt securities as of June 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$9,227	$9,213
After one year but within five years	51,266	51,160
After five years but within ten years	86,933	87,172
After ten years	171,026	170,537
Total	$318,452	$318,082

Information pertaining to securities with gross unrealized losses as of June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows (in thousands):

	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
As of June 30, 2019:
Securities AFS:
Mortgage-backed securities	$(9)	$1,944	$(1,499)	$154,672
Municipal bonds	(23)	2,927	(466)	25,614
U.S. agency securities	—	—	(14)	6,986
Total Securities AFS	$(32)	$4,871	$(1,979)	$187,272

As of December 31, 2018:
Securities AFS:
Mortgage-backed securities	$(75)	$8,845	$(7,047)	$200,532
Municipal bonds	(48)	3,389	(2,187)	52,879
U.S. agency securities	(41)	3,801	(220)	14,123
Total Securities AFS	$(164)	$16,035	$(9,454)	$267,534

The number of investment positions in an unrealized loss position totaled 192 as of June 30, 2019. The aggregate unrealized loss of these securities as of June 30, 2019, was 0.63% of the amortized cost basis of the total AFS securities portfolio. Management and the Asset-Liability Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses of these securities has been determined by management to be a function of the movement of interest rates since the time of purchase. Based on review of available information, including recent changes in interest rates and credit rating information, management believes the declines in fair value of these securities are temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the six months ended June 30, 2019 or the year ended December 31, 2018.
Pledged Securities
Securities with carrying values of approximately $100.6 million and $93.5 million were pledged to secure public deposits, as of June 30, 2019 and December 31, 2018, respectively.

3.	Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below (in thousands):

	June 30, 2019	December 31, 2018
Real estate:
Commercial real estate	$494,666	$454,689
One-to-four family residential	416,122	406,963
Construction and development	119,255	102,868
Commercial and industrial	272,278	275,881
Tax-exempt	57,497	60,104
Consumer	33,336	27,933
Total loans HFI	$1,393,154	$1,328,438
Total loans HFS	$6,029	$2,904

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the six months ended June 30, 2019 (in thousands):

	Beginning Balance December 31, 2018	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance June 30, 2019
Real estate:
Commercial real estate	$3,081	$(101)	$—	$—	$2,980
One-to-four family residential	3,146	(15)	(15)	2	3,118
Construction and development	951	26	—	77	1,054
Commercial and industrial	4,604	1,032	(568)	579	5,647
Tax-exempt	372	(42)	—	—	330
Consumer	370	155	(136)	73	462
Total allowance for loan losses	$12,524	$1,055	$(719)	$731	$13,591
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2018 (in thousands):

	Beginning Balance December 31, 2017	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance December 31, 2018
Real estate:
Commercial real estate	$3,270	$(189)	$(27)	$27	$3,081
One-to-four family residential	3,099	(136)	(4)	187	3,146
Construction and development	852	99	—	—	951
Commercial and industrial	2,836	2,112	(353)	9	4,604
Tax-exempt	432	(60)	—	—	372
Consumer	406	164	(353)	153	370
Total allowance for loan losses	$10,895	$1,990	$(737)	$376	$12,524

The balance in the allowance for loan losses and the related recorded investment in loans by category as of June 30, 2019, are as follows (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$125	$2,855	$—	$2,980
One-to-four family residential	33	3,085	—	3,118
Construction and development	30	1,024	—	1,054
Commercial and industrial	3,472	2,175	—	5,647
Tax-exempt	—	330	—	330
Consumer	64	398	—	462
Total allowance for loan losses	$3,724	$9,867	$—	$13,591

Loans:
Real estate:
Commercial real estate	$6,073	$488,593	$—	$494,666
One-to-four family residential	1,391	414,731	—	416,122
Construction and development	623	118,632	—	119,255
Commercial and industrial	11,674	260,604	—	272,278
Tax-exempt	—	57,497	—	57,497
Consumer	75	33,261	—	33,336
Total loans HFI	$19,836	$1,373,318	$—	$1,393,154
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2018, are as follows (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$206	$2,875	$—	$3,081
One-to-four family residential	20	3,126	—	3,146
Construction and development	12	939	—	951
Commercial and industrial	2,304	2,300	—	4,604
Tax-exempt	—	372	—	372
Consumer	75	295	—	370
Total allowance for loan losses	$2,617	$9,907	$—	$12,524

Loans:
Real estate:
Commercial real estate	$3,829	$450,860	$—	$454,689
One-to-four family residential	2,348	404,615	—	406,963
Construction and development	55	102,813	—	102,868
Commercial and industrial	15,516	260,365	—	275,881
Tax-exempt	—	60,104	—	60,104
Consumer	104	27,829	—	27,933
Total loans HFI	$21,852	$1,306,586	$—	$1,328,438

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2019, unfunded loan commitments totaled approximately $245.3 million. As of December 31, 2018, unfunded loan commitments totaled approximately $231.5 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2019, commitments under standby letters of credit totaled approximately $11.6 million. As of December 31, 2018, commitments under standby letters of credit totaled approximately $11.6 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of June 30, 2019, is as follows (in thousands):

	Accruing
	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$489,291	$699	$3,362	$1,314	$494,666
One-to-four family residential	414,647	337	664	474	416,122
Construction and development	118,632	—	569	54	119,255
Commercial and industrial	266,390	195	2,038	3,655	272,278
Tax-exempt	57,497	—	—	—	57,497
Consumer	33,243	72	—	21	33,336
Total loans HFI	$1,379,700	$1,303	$6,633	$5,518	$1,393,154
A summary of current, past due, and nonaccrual loans as of December 31, 2018, is as follows (in thousands):

	Accruing
	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$452,477	$—	$850	$1,362	$454,689
One-to-four family residential	405,961	512	66	424	406,963
Construction and development	102,776	36	1	55	102,868
Commercial and industrial	272,174	32	—	3,675	275,881
Tax-exempt	60,104	—	—	—	60,104
Consumer	27,851	16	22	44	27,933
Total loans HFI	$1,321,343	$596	$939	$5,560	$1,328,438

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of June 30, 2019, is as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$5,315	$5,172	$—	$3,309
One-to-four family residential	1,287	1,229	—	1,296
Construction and development	335	332	—	121
Commercial and industrial	1,949	1,611	—	5,104
Tax-exempt	—	—	—	—
Consumer	12	11	—	11
Total with no related allowance	8,898	8,355	—	9,841
With allowance recorded:
Real estate:
Commercial real estate	918	901	125	1,128
One-to-four family residential	162	162	33	334
Construction and development	303	291	30	122
Commercial and industrial	11,034	10,063	3,472	7,904
Tax-exempt	—	—	—	—
Consumer	66	64	64	82
Total with related allowance	12,483	11,481	3,724	9,570
Total impaired loans	$21,381	$19,836	$3,724	$19,411
Information pertaining to impaired loans as of December 31, 2018, is as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$2,376	$2,255	$—	$2,470
One-to-four family residential	1,912	1,855	—	2,026
Construction and development	18	16	—	738
Commercial and industrial	11,003	9,707	—	8,909
Tax-exempt	—	—	—	—
Consumer	12	12	—	10
Total with no related allowance	15,321	13,845	—	14,153
With allowance recorded:
Real estate:
Commercial real estate	1,584	1,574	206	1,715
One-to-four family residential	507	493	20	497
Construction and development	52	39	12	41
Commercial and industrial	5,809	5,809	2,304	5,813
Tax-exempt	—	—	—	—
Consumer	95	92	75	35
Total with related allowance	8,047	8,007	2,617	8,101
Total impaired loans	$23,368	$21,852	$2,617	$22,254

The interest income recognized on impaired loans for the three months ended June 30, 2019 and June 30, 2018, was $237,000 and $359,000, respectively. The interest income recognized on impaired loans for the six months ended June 30, 2019 and June 30, 2018, was $409,000 and 540,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of June 30, 2019 or December 31, 2018.
A summary of current, past due, and nonaccrual TDR loans as of June 30, 2019, is as follows (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,396	$—	$—	$1,314	$2,710
One-to-four family residential	196	—	—	—	196
Construction and development	—	—	—	38	38
Commercial and industrial	37	—	—	2,126	2,163
Tax-exempt	—	—	—	—	—
Consumer	50	—	—	—	50
Total	$1,679	$—	$—	$3,478	$5,157
Number of TDR loans	10	—	—	6	16
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2018, is as follows (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,267	$—	$—	$1,362	$2,629
One-to-four family residential	208	—	—	—	208
Construction and development	—	—	—	39	39
Commercial and industrial	41	—	—	2,139	2,180
Tax-exempt	—	—	—	—	—
Consumer	56	—	—	—	56
Total	$1,572	$—	$—	$3,540	$5,112
Number of TDR loans	10	—	—	6	16

A summary of loans modified as TDRs that occurred during the six months ended June 30, 2019 and June 30, 2018, is as follows (dollars in thousands):

	June 30, 2019			June 30, 2018
		Recorded Investment			Recorded Investment
	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$166	$166	1	$435	$479
One-to-four family residential	—	—	—	1	40	40
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$166	$166	2	$475	$519

The TDRs described above did not increase the allowance for loan losses as of June 30, 2019 and June 30, 2018. Additionally, there were no defaults on loans during the six months ended June 30, 2019 or June 30, 2018, that had been modified in a TDR during the prior twelve months.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of June 30, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$477,669	$14,218	$2,779	$—	$—	$494,666
One-to-four family residential	411,734	3,039	1,349	—	—	416,122
Construction and development	117,323	581	1,351	—	—	119,255
Commercial and industrial	250,323	10,222	11,733	—	—	272,278
Tax-exempt	57,497	—	—	—	—	57,497
Consumer	33,170	30	136	—	—	33,336
Total loans HFI	$1,347,716	$28,090	$17,348	$—	$—	$1,393,154

The following table summarizes loans by risk rating as of December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$439,580	$11,883	$3,226	$—	$—	$454,689
One-to-four family residential	402,864	1,992	2,107	—	—	406,963
Construction and development	101,754	375	739	—	—	102,868
Commercial and industrial	251,987	8,311	15,583	—	—	275,881
Tax-exempt	60,104	—	—	—	—	60,104
Consumer	27,729	44	160	—	—	27,933
Total loans HFI	$1,284,018	$22,605	$21,815	$—	$—	$1,328,438

4.	Junior Subordinated Debentures
The Company previously issued $6.2 million of floating rate junior subordinated debentures and has been the sponsor of three wholly owned business trusts: Trust II, Trust III, and FBT CT I. On April 1, 2013, the Company assumed $5.2 million of floating rate junior subordinated debentures and FBT CT I in conjunction with its acquisition of Fidelity Bancorp, Inc. Prior to redemption, these trusts had issued a total of $11.0 million of floating rate capital securities (trust preferred securities) to investors and a total of $341,000 of common securities to the Company. On June 17, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by Trust III at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On June 30, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by Trust II at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. As of June 30, 2019 and December 31, 2018, floating rate junior subordinated debentures were as follows (dollars in thousands):

	Trust II	Trust III	FBT CT I	Total
As of June 30, 2019:
Trust preferred securities	$—	$—	$5,000	$5,000
Common securities	—	—	155	155
Total junior subordinated debentures	$—	$—	$5,155	$5,155

As of December 31, 2018:
Trust preferred securities	$3,000	$3,000	$5,000	$11,000
Common securities	93	93	155	341
Total junior subordinated debentures	$3,093	$3,093	$5,155	$11,341

Issue date	May 28, 2003	April 20, 2005	September 4, 2003
Call date	May 28, 2008	June 15, 2010	August 8, 2008
Maturity date	May 28, 2033	June 15, 2035	August 8, 2033
Redemption date	June 30, 2019	June 17, 2019	August 8, 2019
Interest rate as of June 30, 2019(1)	5.84%	4.58%	5.58%
Interest rate as of December 31, 2018	5.65%	4.30%	5.34%

(1)	Interest rate is the earlier of June 30, 2019, or at the date of redemption.
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
The Company maintains six operating leases on land and buildings for banking center facilities under long-term leases. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates through October 31, 2031, with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities. As of June 30, 2019, the Company had right-of-use assets of $4.7 million and lease liabilities of $4.8 million.
ASC 842, Leases, provides several practical expedients available for use in transition. The Company elected to use the standard’s package of practical expedients, which allows the use of previous conclusions about lease identification, lease classification, and the accounting treatment for initial direct costs. The Company also elected the short-term lease recognition exemption for all leases with lease terms of one year or less. Therefore, the Company will not recognize right-of-use assets or lease liabilities on the consolidated balance sheets for such leases.
Operating lease expenses for operating leases accounted for under ASC 842, Leases, for the three months and six months ended June 30, 2019, were $137,000 and $275,000, respectively, and are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income. Accounting for leases in accordance with ASC 842, Leases, has not had a material impact on the consolidated statements of income, and is not expected to in future periods.

The table below summarizes other information related to the Company's operating leases as of and for the six months ended June 30, 2019 (dollars in thousands):

Cash paid for amounts included in measurement of lease liabilities for operating leases	$250
Weighted average remaining operating lease term	10.8 years
Weighted average operating lease discount rate	3.4%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of June 30, 2019, are as follows (in thousands):

Amount
6 months remaining in 2019	$250
2020	520
2021	529
2022	537
2023	539
Thereafter	3,354
Total lease payments	5,729
Less: Imputed interest	(956)
Present value of lease liabilities	$4,773

The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.

6.	Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Fair Value Disclosure
AFS securities and loans HFS are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, foreclosed assets, and other certain assets. The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
Loans Held for Sale: Residential mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value on an individual basis. The fair values of mortgage loans HFS are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans HFS are recurring Level 2.
Loans Held for Investment: The Company does not record loans HFI at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.
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

The table below presents the recorded amount of assets measured at fair value on a recurring basis (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Loans HFS	$6,029	$—	$6,029	$—
Securities AFS:
Mortgage-backed securities	208,893	—	208,893	—
U.S. agency securities	18,661	—	18,661	—
Municipal bonds	88,508	—	88,508	—
U.S. Treasury securities	2,020	—	2,020	—
Equity securities	3,924	3,924	—	—

December 31, 2018
Loans HFS	$2,904	$—	$2,904	$—
Securities AFS:
Mortgage-backed securities	214,688	—	214,688	—
U.S. agency securities	22,915	—	22,915	—
Municipal bonds	68,275	—	68,275	—
U.S. Treasury securities	1,999	—	1,999	—
Equity securities	3,821	3,821	—	—

There were no transfers between Level 1, 2, or 3 during the six months ended June 30, 2019 and the year ended December 31, 2018.
The following table presents the recorded amount of assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Impaired loans	$16,112	$—	$—	$16,112
Foreclosed assets	1,107	—	—	1,107

December 31, 2018
Impaired loans	$19,235	$—	$—	$19,235
Foreclosed assets	646	—	—	646

The Company had no liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

			Weighted Average Discount
	Valuation Technique	Unobservable Input	June 30, 2019	December 31, 2018
Impaired loans	Discounted appraisals	Collateral discounts and costs to sell	18.77%	11.97%
Foreclosed assets	Discounted appraisals	Collateral discounts and costs to sell	3.75%	6.21%

The carrying amounts and estimated fair values of financial instruments, as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Financial assets:
Cash and due from banks	$29,854	$29,854	$29,854	$—	$—
Interest-bearing deposits in other banks	71,761	71,761	71,761	—	—
Securities AFS	318,082	318,082	—	318,082	—
Equity securities	3,924	3,924	3,924	—	—
Nonmarketable equity securities	1,342	1,342	—	1,342	—
Loans HFS	6,029	6,029	—	6,029	—
Loans HFI, net of allowance	1,379,563	1,368,933	—	—	1,368,933
Accrued interest receivable	5,570	5,570	—	—	5,570
Financial liabilities:
Deposits	1,634,590	1,633,948	—	1,633,948	—
Junior subordinated debentures	5,155	5,155	—	5,155	—
Accrued interest payable	1,998	1,998	—	1,998	—

December 31, 2018
Financial assets:
Cash and due from banks	$34,070	$34,070	$34,070	$—	$—
Interest-bearing deposits in other banks	117,836	117,836	117,836	—	—
Securities AFS	307,877	307,877	—	307,877	—
Equity securities	3,821	3,821	3,821	—	—
Nonmarketable equity securities	1,299	1,299	—	1,299	—
Loans HFS	2,904	2,904	—	2,904	—
Loans HFI, net of allowance	1,315,914	1,301,960	—	—	1,301,960
Accrued interest receivable	5,013	5,013	—	—	5,013
Financial liabilities:
Deposits	1,645,583	1,641,136	—	1,641,136	—
Junior subordinated debentures	11,341	11,341	—	11,341	—
Accrued interest payable	1,757	1,757	—	1,757	—

7.	Regulatory Capital Requirements
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
The Bank is also subject to Basel III capital guidelines. Basel III requires certain minimum ratios in order to be considered adequately capitalized. In addition, a capital conservation buffer, comprised of common equity Tier 1 capital, was established above the minimum regulatory capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under Basel III. It is management’s belief that, as of June 30, 2019, the Bank met all capital adequacy requirements under Basel III.
The most recent notification from the FDIC (as of March 31, 2018) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be classified as "well capitalized", the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I capital, and leverage ratios. Management expects that the capital ratios for the Bank under Basel III will continue to exceed the adequately capitalized requirements.
Capital amounts and ratios as of June 30, 2019 and December 31, 2018 for the Bank are presented in the following table (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum To Be Adequately Capitalized		Under Prompt Corrective Action Provisons
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Red River Bank
June 30, 2019:
Total Risk-Based Capital	$223,928	15.71%	$114,048	8.00%	$149,689	10.50%
Tier I Risk-Based Capital	$210,337	14.75%	$85,536	6.00%	$121,177	8.50%
Common Equity Tier I Capital	$210,337	14.75%	$64,152	4.50%	$99,792	7.00%
Tier I Leverage Capital	$210,337	11.18%	$75,242	4.00%	$94,052	5.00%

December 31, 2018:
Total Risk-Based Capital	$211,240	15.66%	$107,912	8.00%	$133,204	9.88%
Tier I Risk-Based Capital	$198,716	14.73%	$80,934	6.00%	$106,226	7.88%
Common Equity Tier I Capital	$198,716	14.73%	$60,701	4.50%	$85,993	6.38%
Tier I Leverage Capital	$198,716	10.76%	$73,874	4.00%	$92,343	5.00%

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
Capital amounts and ratios as of June 30, 2019 and December 31, 2018 for the Company are presented in the following table (dollars in thousands):

	Actual
	Amount	Ratio
Red River Bancshares, Inc.
June 30, 2019:
Total Risk-Based Capital	$255,249	17.90%
Tier I Risk-Based Capital	$241,658	16.95%
Common Equity Tier I Capital	$236,658	16.60%
Tier I Leverage Capital	$241,658	12.83%

December 31, 2018:
Total Risk-Based Capital	$223,187	16.55%
Tier I Risk-Based Capital	$210,663	15.62%
Common Equity Tier I Capital	$199,663	14.80%
Tier I Leverage Capital	$210,663	11.40%

8.	Equity Events
IPO
The Company's common stock began trading on May 3, 2019 on the Nasdaq Global Select Market under the symbol "RRBI." On May 7, 2019, the Company completed an IPO of its common stock at a public offering price of $45.00 per share. A total of 690,000 shares of the Company's common stock were sold in the IPO, of which the Company sold 663,320 shares (including 90,000 shares sold pursuant to the exercise of the underwriters' option to purchase additional shares) and certain shareholders sold 26,680 shares. The Company received net proceeds of $26.8 million in the offering.
Cash Dividends

As a Louisiana corporation, the Company is subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either: (1) the corporation would not be able to pay its debts as they come due in the usual course of business; or (2) the corporation’s total assets would be less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. The Company's status as a bank holding company also affects its ability to pay dividends in two additional ways. First, since the Company is a holding company with no material business activities of its own, its ability to pay dividends could become dependent upon the ability of Red River Bank to transfer funds to it in the form of dividends, loans, and advances. The Bank’s ability to pay dividends and make other distributions and payments to the Company is itself subject to various legal, regulatory, and other restrictions, and the present and future dividend policy of Red River Bank is subject to the discretion of its board of directors. Second, as a bank holding company, the Company's payment of dividends must comply with the laws, regulations, and policies of the Federal Reserve. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios.
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
The Bank and the Company have internal policies to not ordinarily pay dividends if following the payment, the entity would not be “well capitalized” under all applicable measurement ratios calculated pursuant to the regulatory capital adequacy guidelines. The exception to this policy is in situations where the payment of a dividend is necessary for the Company to be able to meet its obligations and as long as after such payment the Bank would still be considered “adequately capitalized” under the regulatory capital adequacy guidelines.
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
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director Compensation Program, stock options, and restricted stock using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.
The computations of basic and diluted earnings per common share for the Company were as follows (in thousands, except share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income - basic	$5,538	$5,532	$11,234	$10,763
Net income - diluted	$5,538	$5,532	$11,234	$10,763

Denominator:(1)
Weighted average shares outstanding, basic	7,037,834	6,725,246	6,836,278	6,723,235
Plus: Effect of Director Compensation Program	590	606	1,073	1,283
Plus: Effect of stock options and restricted stock	36,345	43,606	37,209	44,130
Weighted average shares outstanding, diluted	7,074,769	6,769,458	6,874,560	6,768,648

Earnings per common share:
Basic	$0.79	$0.82	$1.64	$1.60
Diluted	$0.78	$0.82	$1.63	$1.59

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split

10.	Subsequent Events
On August 8, 2019, the Company redeemed all of its junior subordinated debentures held by FBT CT I at a redemption price of 100% of the outstanding principal amount of $5.2 million, plus accrued and unpaid interest thereon through the date of redemption. For further details on junior subordinated debentures, see "Note 4 - Junior Subordinated Debentures."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. and our wholly owned subsidiary, Red River Bank, from December 31, 2018 through June 30, 2019 and on our results of operations for the three and six months ended June 30, 2019 and June 30, 2018. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Prospectus that was filed with the SEC on May 3, 2019, relating to the IPO, and information presented elsewhere in this quarterly report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
OVERVIEW
In the second quarter of 2019, we completed an IPO of our common stock, and our stock was selected to be included in the Russell 2000 Index. We also redeemed a portion of our junior subordinated debentures, completed the expansion of a new market headquarters building in Baton Rouge, Louisiana, and began providing lending services in a new market.
On May 3, 2019, our common stock began trading on the Nasdaq Global Select Market under the trading symbol "RRBI." On May 7, 2019, we completed an IPO of our common stock with the issuance of 663,320 new shares of common stock at a public offering price of $45.00 per share. We received net proceeds of $26.8 million in the offering.
As planned, a portion of the proceeds from the IPO have been used to redeem junior subordinated debentures. In June 2019, $6.2 million of junior subordinated debentures were redeemed and the associated business trusts were terminated. As of June 30, 2018, we had $5.2 million of junior subordinated debentures outstanding, which were redeemed on August 8, 2019, and the associated business trust was terminated.
We completed the expansion of a new market headquarters building in Baton Rouge, Louisiana, providing a central office for commercial, mortgage, investment, and private banking department operations in this market.
As part of our organic expansion plan, in the fourth quarter of 2018, we purchased an existing banking center location in Covington, Louisiana (St. Tammany Parish), for future expansion in the Northshore area of Louisiana. In the first quarter of 2019, we hired an experienced banker with extensive knowledge of the St. Tammany community as our area president. On April 3, 2019, we opened a temporary loan production office and began making loans in our newest market. Also in Covington during the second quarter of 2019, we continued remodeling and updating the banking center location that was purchased in 2018. After the renovations to the banking center location are completed, which we expect will be in September of 2019, our plans are to close the LPO and shift our operations into the permanent, full-service banking center.

The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2018 to June 30, 2019
	June 30, 2019	December 31, 2018	$ Change	% Change
	(Dollars in thousands)
Selected Period End Balance Sheet Data:
Total assets	$1,892,918	$1,860,588	$32,330	1.7%
Securities available-for-sale	318,082	307,877	10,205	3.3%
Loans held for investment	1,393,154	1,328,438	64,716	4.9%
Total deposits	1,634,590	1,645,583	(10,993)	(0.7)%
Junior subordinated debentures	5,155	11,341	(6,186)	(54.5)%
Total stockholders’ equity	237,911	193,703	44,208	22.8%

	As of and for the three months ended			As of and for the six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net Income	$5,538	$5,696	$5,532	$11,234	$10,763

Per Common Share Data:(1)
Earnings per share, basic	$0.79	$0.86	$0.82	$1.64	$1.60
Earnings per share, diluted	$0.78	$0.85	$0.82	$1.63	$1.59
Book value per share	$32.59	$30.46	$27.37	$32.59	$27.37
Tangible book value per share	$32.38	$30.23	$27.14	$32.38	$27.14
Cash dividends per share	$—	$0.20	$—	$0.20	$0.15
Weighted average shares outstanding, basic	7,037,834	6,632,482	6,725,246	6,836,278	6,723,235
Weighted average shares outstanding, diluted	7,074,769	6,668,029	6,769,458	6,874,560	6,768,648

Summary Performance Ratios:
Return on average assets	1.18%	1.24%	1.26%	1.21%	1.24%
Return on average equity	9.92%	11.69%	12.22%	10.74%	12.02%
Net interest margin	3.46%	3.47%	3.41%	3.47%	3.37%
Net interest margin (FTE)	3.51%	3.52%	3.45%	3.52%	3.42%
Efficiency ratio	62.81%	59.52%	60.05%	61.20%	60.21%
Loans HFI to deposits ratio	85.23%	79.78%	85.02%	85.23%	85.02%
Noninterest-bearing deposits to deposits ratio	35.30%	33.45%	35.04%	35.30%	35.04%
Noninterest income to average assets	0.87%	0.72%	0.83%	0.80%	0.78%
Operating expense to average assets	2.65%	2.43%	2.48%	2.54%	2.44%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.70%	0.34%	0.70%	0.70%	0.70%
Nonperforming loans to loans HFI	0.87%	0.46%	0.84%	0.87%	0.84%
Allowance for loan losses to loans HFI	0.98%	0.97%	0.89%	0.98%	0.89%
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.01%

Capital Ratios:
Total stockholders’ equity to total assets	12.57%	10.52%	10.43%	12.57%	10.43%
Tangible common equity to tangible assets	12.50%	10.45%	10.35%	12.50%	10.35%
Total risk-based capital to risk-weighted assets	17.90%	16.52%	16.44%	17.90%	16.44%
Tier 1 risk-based capital to risk-weighted assets	16.95%	15.57%	15.54%	16.95%	15.54%
Common equity tier 1 capital to risk-weighted assets	16.60%	14.78%	14.69%	16.60%	14.69%
Tier 1 risk-based capital to average assets	12.83%	11.50%	11.41%	12.83%	11.41%

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split.

FINANCIAL CONDITION
General
As of June 30, 2019, total assets were $1.89 billion which was $32.3 million, or 1.7%, higher than total assets of $1.86 billion as of December 31, 2018. Within total assets, compared to December 31, 2018, loans HFI increased by $64.7 million, AFS securities increased by $10.2 million, and interest-bearing deposits in other banks decreased by $46.1 million. For liabilities, deposits decreased $11.0 million and junior subordinated debentures decreased $6.2 million between December 31, 2018 and June 30, 2019. As of June 30, 2019, the loans HFI to deposits ratio was 85.23% and the noninterest-bearing deposits to total deposits ratio was 35.30%. Stockholders' equity increased $44.2 million, mainly due to the $26.8 million of proceeds from the IPO, net of expenses and underwriting commissions.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of June 30, 2019, our securities portfolio was 17.0% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. As of June 30, 2019, all securities were classified as AFS within the portfolio. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities. We do not purchase noninvestment grade bonds or stripped mortgage-backed securities for the portfolio.
Total securities were $322.0 million as of June 30, 2019, an increase of $10.3 million, or 3.3%, from $311.7 million as of December 31, 2018. The $322.0 million was comprised of $318.1 million in AFS securities and $3.9 million in equity securities. Investment activity for the six months ended June 30, 2019, included $34.9 million of securities purchased, offset by $33.3 million in maturities, prepayments, and calls. The additional net increase in investments was primarily due to redirecting available short-term assets into the securities portfolio.
The securities portfolio tax-equivalent yield was 2.31% for the six months ended June 30, 2019, compared to 2.16% for the six months ended June 30, 2018. The increase in yield for the six months ended June 30, 2019, compared to the same period for 2018, was primarily due to the purchasing of $52.6 million of securities from June 30, 2018 to June 30, 2019, at significantly higher yields than the existing portfolio yield at the time of the purchases.
The carrying values of our securities classified as AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in stockholders’ equity. Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of June 30, 2019, the net unrealized loss of the AFS securities portfolio was $370,000, or 0.1% of the total carrying value of the portfolio, as compared to a net unrealized loss of $9.5 million, or 3.0% of the total carrying value of the portfolio, as of December 31, 2018.
The fair value of our equity securities was $3.9 million with recognized losses of $76,000 for the six months ended June 30, 2019, compared to $3.8 million with recognized losses of $85,000 for the year ended December 31, 2018. Prior to the 2018 adoption of ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), mutual fund securities were included in AFS securities.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2019, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	Amounts as of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities AFS:
Mortgage-backed securities	$209,919	$482	$(1,508)	$208,893
Municipal bonds	88,010	987	(489)	88,508
U.S. agency securities	18,527	148	(14)	18,661
U.S. Treasury securities	1,996	24	—	2,020
Total Securities AFS	$318,452	$1,641	$(2,011)	$318,082

	Amounts as of December 31,2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877
The following tables show the fair value of AFS securities which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The yields shown in the tables indicate tax equivalent projected book yields as of the dates indicated.

	Amounts as of June 30, 2019 which mature
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities AFS:
Mortgage-backed securities	$23	2.93%	$28,489	1.75%	$44,264	2.07%	$136,117	2.21%	$208,893	2.12%
Municipal bonds	2,199	1.61%	16,444	2.22%	37,396	2.72%	32,469	3.49%	88,508	2.88%
U.S. agency securities	6,991	1.44%	4,207	2.38%	5,512	2.59%	1,951	2.98%	18,661	2.15%
U.S. Treasury securities	—	—%	2,020	2.84%	—	—%	—	—%	2,020	2.84%
Total Securities AFS	$9,213	1.48%	$51,160	1.99%	$87,172	2.38%	$170,537	2.46%	$318,082	2.33%

(1)	Tax equivalent projected book yield as of the date indicated.

	Amounts as of December 31, 2018 which mature
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities AFS:
Mortgage-backed securities	$9	2.70%	$29,591	1.73%	$45,409	1.98%	$139,679	2.23%	$214,688	2.11%
Municipal bonds	5,647	2.35%	10,084	2.26%	35,727	2.60%	16,817	3.51%	68,275	2.76%
U.S. agency securities	6,934	1.44%	9,348	2.67%	4,670	2.53%	1,963	2.81%	22,915	2.28%
U.S. treasury securities	—	—%	1,999	2.84%	—	—%	—	—%	1,999	2.84%
Total Securities AFS	$12,590	1.85%	$51,022	2.05%	$85,806	2.27%	$158,459	2.37%	$307,877	2.27%

(1)	Tax equivalent projected book yield as of the date indicated.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of June 30, 2019, loans HFI were $1.39 billion, an increase of $64.7 million, or 4.9%, compared to $1.33 billion as of December 31, 2018. New loan origination activity was normal for the first six months and spread across all of our markets, with our newer markets experiencing the most growth. Energy related credits were 2.5% of loans HFI as of June 30, 2019, compared to 2.9% as of December 31, 2018.
Loans HFI by category and loans HFS are summarized below as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Commercial real estate	$494,666	35.5%	$454,689	34.2%
One-to-four family residential	416,122	29.9%	406,963	30.7%
Construction and development	119,255	8.6%	102,868	7.7%
Commercial and industrial	272,278	19.5%	275,881	20.8%
Tax-exempt	57,497	4.1%	60,104	4.5%
Consumer	33,336	2.4%	27,933	2.1%
Total loans HFI	$1,393,154	100.0%	$1,328,438	100.0%
Total loans HFS	$6,029		$2,904
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession. Nonperforming loans include loans that are contractually past due 90 days or more and loans that are on nonaccrual status. Loans are considered past due when principal and interest payments have not been received as of the date such payments are due.
Loans are placed on nonaccrual status when management determines that a borrower may be unable to meet future contractual payments as they become due. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed, reducing interest income, and future interest income accrual is discontinued. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Asset quality is managed through disciplined underwriting policies, continual monitoring of loan performance, and focused management of nonperforming assets. There can be no assurance, however, that the loan portfolio will not become subject to losses due to declines in economic conditions, deterioration in the financial condition of our borrowers, or a decline in the value of collateral.
Our nonperforming assets to total assets ratio was 0.70% as of June 30, 2019, compared to 0.38% as of December 31, 2018. Total nonperforming assets increased $6.1 million, or 85.2%, to $13.2 million as of June 30, 2019 from $7.1 million as of December 31, 2018. This increase was due to a $5.7 million increase in loans ninety days or more past due primarily related to secured commercial loans.

Nonperforming loan and asset information is summarized below:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$5,518	$5,560
Accruing loans 90 or more days past due	6,633	939
Total nonperforming loans	12,151	6,499
Foreclosed assets:
Real estate	1,062	646
Other	17	—
Total foreclosed assets	1,079	646
Total nonperforming assets	$13,230	$7,145

Troubled debt restructurings:(1)
Nonaccrual loans	$3,478	$3,540
Accruing loans 90 or more days past due	—	—
Performing loans	1,679	1,572
Total troubled debt restructurings	$5,157	$5,112

Nonperforming loans to loans HFI(1)	0.87%	0.49%
Nonperforming assets to total assets	0.70%	0.38%

(1)	Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
Nonaccrual loans are summarized below by category:

	June 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans by category:
Real estate:
Commercial real estate	$1,314	$1,362
One-to-four family residential	474	424
Construction and development	54	55
Commercial and industrial	3,655	3,675
Tax-exempt	—	—
Consumer	21	44
Total	$5,518	$5,560
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
As of June 30, 2019, loans classified as pass were 96.7% of loans HFI and loans classified as special mention and substandard were 2.0% and 1.3%, respectively, of loans HFI. There were no loans as of June 30, 2019 classified as doubtful or loss. As of December 31, 2018, loans classified as pass were 96.7% of loans HFI and loans classified as special mention and substandard were 1.7% and 1.6%, respectively, of loans HFI. There were no loans as of December 31, 2018 classified as doubtful or loss.
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
In connection with the review of the loan portfolio, risk elements attributable to particular loan types or categories are considered in assessing the quality of individual loans. Some of the risk elements considered include:

•
for commercial real estate loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements); operating results of the owner in the case of owner occupied properties; the loan to value ratio; the age and condition of the collateral; and the volatility of income, property value, and future operating results typical of properties of that type;

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

The allowance for loan losses totaled $13.6 million, or 0.98%, of loans HFI as of June 30, 2019. As of December 31, 2018, the allowance for loan losses totaled $12.5 million, or 0.94%, of loans HFI. The increase of $1.1 million was due to the six month provision for loan losses and a slight net recovery position for the period. The increase in commercial charge-offs and recoveries was primarily due to commercial deposit accounts that were charged off and subsequently recovered.
The provision for loan losses for the six months ended June 30, 2019 was $1.1 million, an increase of $118,000, or 12.6%, from $937,000 for the six months ended June 30, 2018. The provision for loans increased primarily as a result of the growth of the loan portfolio.

The following table displays activity in the allowance for loan losses for the periods shown:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Loans HFI	$1,393,154	$1,326,552
Average loans outstanding	$1,358,347	$1,287,156
Allowance for loan losses at beginning of period	$12,524	$10,895
Provision for loan losses	1,055	937
Charge-offs:
Real estate:
Commercial real estate	—	(27)
One-to-four family residential	(15)	(4)
Commercial and industrial	(568)	(41)
Consumer	(136)	(201)
Total charge-offs	(719)	(273)
Recoveries:
Real estate:
One-to-four family residential	2	102
Construction and development	77	—
Commercial and industrial	579	7
Consumer	73	88
Total recoveries	731	197
Net (charge-offs) recoveries	12	(76)
Allowance for loan losses at end of period	$13,591	$11,756
Allowance for loan losses to loans HFI	0.98%	0.89%
Net charge-offs to average loans outstanding	0.00%	0.01%

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
Total deposits decreased $11.0 million, or 0.7%, to $1.63 billion as of June 30, 2019 from $1.65 billion as of December 31, 2018. Noninterest-bearing deposits increased by $29.1 million, or 5.3%, to $576.9 million due to normal fluctuations in customer account balances and adding new accounts. Noninterest-bearing deposits as a percentage of total deposits were 35.3% as of June 30, 2019, compared to 33.3% as of December 31, 2018. Interest-bearing deposits decreased by $40.0 million, or 3.6%, to $1.06 billion with the largest decrease in NOW accounts. The NOW account decrease was primarily due to public entity customers utilizing their annual funds over the year.

The following table presents deposits by account type as of the dates indicated and the dollar and percentage change between periods:

	June 30, 2019		December 31, 2018		Change from December 31, 2018 to June 30, 2019
	Balance	% of Total	Balance	% of Total	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing deposits	$576,934	35.3%	$547,880	33.3%	$29,054	5.3%
Interest-bearing deposits:
Money market accounts	349,697	21.4%	358,575	21.8%	(8,878)	(2.5)%
Time deposits <= $250,000	249,304	15.2%	248,274	15.1%	1,030	0.4%
Time deposits > $250,000	88,300	5.4%	81,954	5.0%	6,346	7.7%
NOW accounts	264,731	16.2%	304,545	18.5%	(39,814)	(13.1)%
Savings accounts	105,624	6.5%	104,355	6.3%	1,269	1.2%
Total deposits	$1,634,590	100.0%	$1,645,583	100.0%	$(10,993)	(0.7)%
The following table presents deposits by customer type as of the dates indicated and the dollar and percentage change between periods:

	June 30, 2019		December 31, 2018		Change from December 31, 2018 to June 30, 2019
	Balance	% of Total	Balance	% of Total	$ Change	% Change
	(Dollars in thousands)
Consumer	$878,250	53.7%	$869,725	52.8%	$8,525	1.0%
Commercial	638,660	39.1%	611,903	37.2%	26,757	4.4%
Public	117,680	7.2%	163,955	10.0%	(46,275)	(28.2)%
Total deposits	$1,634,590	100.0%	$1,645,583	100.0%	$(10,993)	(0.7)%
The following table presents the maturity distribution of our time deposits of $100,000 or more as of June 30, 2019:

June 30, 2019
(in thousands)
Three months or less	$40,081
Over three months through six months	33,127
Over six months through 12 months	64,769
Over 12 months through three years	57,870
Over three years	25,838
Total	$221,685
Junior Subordinated Debentures
The Company has been the sponsor of three wholly owned business trusts that were established for the purpose of issuing trust preferred securities. Prior to their redemption, the trust preferred securities accrued and paid distributions periodically at specified quarterly rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of our floating rate junior subordinated debentures. The debentures were the sole assets of the trusts. Our obligations under the debentures and related documents, taken together, constituted a full and unconditional guarantee by us of the obligations of the trusts. Prior to redemption, a portion of these instruments qualified as Tier 1 capital under applicable regulatory capital rules. The trust preferred securities were mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indentures. We had the right to redeem the debentures in whole or in part on or after specific dates at a redemption price specified in the indentures governing the debentures plus any accrued but unpaid interest to the redemption date. As anticipated, we used a portion of the proceeds of the IPO to fully redeem Trust II and Trust III in the second quarter of 2019 and FBT CT I in the third quarter. On June 17, 2019, we redeemed all of our floating rate junior subordinated debentures held by Trust III at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On June 30, 2019, we redeemed all of our floating rate junior subordinated debentures held by Trust II at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On August 8, 2019, we redeemed all of our floating rate junior subordinated debentures held by FBT CT I at a redemption price of 100% of the outstanding principal amount of $5.2 million, plus accrued and unpaid interest thereon through the date of redemption. Having redeemed the debentures prior to maturity, we incurred approximately $50,000 in expenses during the second quarter of 2019.
The following table is a summary of the terms of our floating rate junior subordinated debentures as of June 30, 2019 and December 31, 2018:

	Issuance Date	Maturity Date	Redemption Date	Amount Outstanding June 30, 2019	Amount Outstanding December 31, 2018	Rate as of June 30, 2019(5)		Rate as of December 31, 2018
	(Dollars in thousands)
Trust II	May 28, 2003	May 28, 2033	June 30, 2019	$—	$3,093	5.84%	(2)	5.65%
Trust III	April 20, 2005	June 15, 2035	June 17, 2019	—	3,093	4.58%	(3)	4.30%
FBT CT I(1)	September 4, 2003	August 8, 2033	August 8, 2019	5,155	5,155	5.58%	(4)	5.34%
Total				$5,155	$11,341

(1)	On April 1, 2013, we assumed $5.2 million of floating rate junior subordinated debentures and FBT CT I in conjunction with the acquisition of Fidelity Bancorp, Inc.

(2)	The trust preferred securities had a variable rate and repriced quarterly based on three-month LIBOR plus 3.25%, with the last reprice date on March 28, 2019.

(3)	The trust preferred securities had a variable rate and repriced quarterly based on three-month LIBOR plus 1.97%, with the last reprice date on March 13, 2019.

(4)	The trust preferred securities had a variable rate and repriced quarterly based on three-month LIBOR plus 3.00%, with the last reprice date on April 29, 2019.

(5)	Interest rate is the earlier of June 30, 2019, or at the date of redemption.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of June 30, 2019, was $237.9 million, compared to $193.7 million as of December 31, 2018, an increase of $44.2 million, or 22.8%. This increase was attributable to the $26.8 million of proceeds from the IPO, net of expenses and underwriting commissions, that was completed on May 7, 2019, net income for the six months ended June 30, 2019 of $11.2 million, and a $7.2 million, net of tax, market adjustment to AOCI related to AFS securities, partially offset by $1.3 million in cash dividends.
As of June 30, 2019 and December 31, 2018, Red River Bank was in compliance with all applicable regulatory capital requirements, and was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
RESULTS OF OPERATIONS
Net income for the second quarter of 2019 was $5.5 million, or $0.78 per diluted common share, an increase of $6,000, or 0.1%, compared to $5.5 million, or $0.82 per diluted common share, in the second quarter of 2018, adjusted to give effect to the 2018 2-for-1 stock split. The increase in net income is due to a $1.1 million increase in net interest income, a $434,000 increase in noninterest income, offset by a $1.5 million increase in operating expenses. Our efficiency ratio for the second quarter of 2019 was 62.81% compared to 60.05% for the second quarter of 2018.
Net income for the six months ended June 30, 2019, was $11.2 million, or $1.63 per diluted common share, an increase of $471,000, or 4.4%, compared to $10.8 million, or $1.59 per diluted common share, for the six months ended June 30, 2018, adjusted to give effect to the 2018 2-for-1 stock split. The increase in net income is due to a $2.6 million increase in net interest income, a $572,000 increase in noninterest income, offset by a $2.3 million increase in operating expenses. Our efficiency ratio for the six months ended June 30, 2019, was 61.20% compared to 60.21% for the six months ended June 30, 2018.
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

Net interest income increased by $1.1 million, or 7.4%, to $15.7 million for the three months ended June 30, 2019, from $14.6 million for the three months ended June 30, 2018. Net interest income improved as a result of a six basis point increase in the net interest margin, on an FTE basis, to 3.51% for the three months ended June 30, 2019, from 3.45% for the three months ended June 30, 2018, combined with a $96.0 million, or 5.7%, increase in average interest-earning assets between the second quarter of 2019 and 2018. The net interest margin benefited from the higher interest rate environment in the second quarter of 2019 compared to the second quarter of 2018. The average yield on interest-earning assets for the three months ended June 30, 2019, was 4.05%, a 22 basis point increase from 3.83% for the same period in 2018, while the average cost of deposits for the three months ended June 30, 2019, was 0.60%, 17 basis points higher than the 0.43% cost of deposits for the same period in 2018.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2019 and 2018. Nonaccrual loans are included in the following table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$1,372,020	$15,945	4.60%	$1,308,652	$14,435	4.37%
Securities - taxable	252,742	1,344	2.13%	281,466	1,417	2.01%
Securities - tax-exempt	73,863	440	2.38%	57,745	327	2.27%
Federal funds sold	35,390	212	2.37%	14,351	64	1.76%
Interest-bearing balances due from banks	52,477	306	2.31%	28,344	119	1.67%
Nonmarketable equity securities	1,333	4	1.30%	1,286	3	0.86%
Investment in trusts	324	5	5.99%	341	4	4.60%
Total interest-earning assets	1,788,149	$18,256	4.05%	1,692,185	$16,369	3.83%
Allowance for loan losses	(13,299)			(11,460)
Noninterest earning assets	105,677			86,645
Total assets	$1,880,527			$1,767,370
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$733,328	$995	0.54%	$709,806	$664	0.38%
Time deposits	332,474	1,454	1.75%	315,238	1,001	1.27%
Total interest-bearing deposits	1,065,802	2,449	0.92%	1,025,044	1,665	0.65%
Junior subordinated debentures	10,763	156	5.81%	11,341	136	4.83%
Other borrowings	—	—	—%	121	2	5.10%
Total interest-bearing liabilities	1,076,565	$2,605	0.97%	1,036,506	$1,803	0.70%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	564,911			540,350
Accrued interest and other liabilities	15,158			8,918
Total noninterest-bearing liabilities:	580,069			549,268
Stockholders’ equity	223,893			181,596
Total liabilities and stockholders’ equity	$1,880,527			$1,767,370
Net interest income		$15,651			$14,566
Net interest spread			3.08%			3.13%
Net interest margin			3.46%			3.41%
Net interest margin FTE(2)			3.51%			3.45%
Cost of deposits			0.60%			0.43%
Cost of funds			0.58%			0.43%

(1)	Includes average outstanding balances of loans HFS of $3.6 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively.

(2)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

Net interest income increased by $2.6 million, or 9.2%, to $31.1 million for the six months ended June 30, 2019, from $28.5 million for the six months ended June 30, 2018. Net interest income improved as a result of a ten basis point increase in the net interest margin, on an FTE basis, to 3.52% for the six months ended June 30, 2019, from 3.42% for the six months ended June 30, 2018, combined with a $105.4 million, or 6.3%, increase in average interest-earning assets between the six months ended June 30, 2019 and 2018. The net interest margin benefited from the higher interest rate environment during the six months ended June 30, 2019, compared to the same period in 2018. The average yield on interest-earning assets for the six months ended June 30, 2019, was 4.04%, a 25 basis point increase from 3.79% for the same period in 2018, while the average cost of deposits for the six months ended June 30, 2019, was 0.59%, 17 basis points higher than the 0.42% cost of deposits for the same period in 2018.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2019 and 2018. Nonaccrual loans are included in the following table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$1,358,347	$31,448	4.61%	$1,287,156	$28,022	4.33%
Securities - taxable	257,010	2,723	2.12%	287,530	2,887	2.01%
Securities - tax-exempt	69,272	824	2.38%	58,943	678	2.30%
Federal funds sold	34,812	425	2.43%	13,930	114	1.63%
Interest-bearing balances due from banks	61,425	722	2.34%	27,927	226	1.61%
Nonmarketable equity securities	1,316	9	1.29%	1,279	5	0.79%
Investment in trusts	332	10	6.08%	341	8	4.45%
Total interest-earning assets	1,782,514	$36,161	4.04%	1,677,106	$31,940	3.79%
Allowance for loan losses	(13,018)			(11,238)
Noninterest earning assets	103,623			88,409
Total assets	$1,873,119			$1,754,277
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$743,416	$1,958	0.53%	$708,970	$1,221	0.35%
Time deposits	333,611	2,788	1.69%	318,365	1,979	1.25%
Total interest-bearing deposits	1,077,027	4,746	0.89%	1,027,335	3,200	0.63%
Junior subordinated debentures	11,050	312	5.69%	11,341	260	4.63%
Other borrowings	—	—	—%	217	4	3.80%
Total interest-bearing liabilities	1,088,077	$5,058	0.94%	1,038,893	$3,464	0.66%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	558,593			525,653
Accrued interest and other liabilities	15,589			9,225
Total noninterest-bearing liabilities:	574,182			534,878
Stockholders’ equity	210,860			180,506
Total liabilities and stockholders’ equity	$1,873,119			$1,754,277
Net interest income		$31,103			$28,476
Net interest spread			3.10%			3.13%
Net interest margin			3.47%			3.37%
Net interest margin FTE(2)			3.52%			3.42%
Cost of deposits			0.59%			0.42%
Cost of funds			0.57%			0.42%

(1)	Includes average outstanding balances of loans HFS of $3.1 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2019 vs 2018			June 30, 2019 vs 2018
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$709	$801	$1,510	$1,614	$1,812	$3,426
Securities - taxable	(179)	106	(73)	(377)	213	(164)
Securities - tax-exempt	91	22	113	119	27	146
Federal funds sold	94	54	148	171	140	311
Interest-bearing balances due from banks	99	88	187	263	233	496
Nonmarketable equity securities	—	1	1	—	4	4
Investment in trusts	—	1	1	—	2	2
Total interest income	$814	$1,073	$1,887	$1,790	$2,431	$4,221
Interest-bearing liabilities:
Interest-bearing transaction deposits	$20	$311	$331	$52	$685	$737
Time deposits	56	397	453	96	713	809
Total interest-bearing deposits	76	708	784	148	1,398	1,546
Junior subordinated debentures	(7)	27	20	(7)	59	52
Other borrowings	(2)	—	(2)	(4)	—	(4)
Total interest expense	$67	$735	$802	$137	$1,457	$1,594
Increase (decrease) in net interest income	$747	$338	$1,085	$1,653	$974	$2,627
Provision for Loan Losses
The provision for loan losses is a charge to income necessary to maintain the allowance for loan losses at a level considered appropriate by management. Factors impacting the provision include loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, and current economic conditions. The provision for loan losses for the three months ended June 30, 2019 was $529,000, an increase of $3,000, or 0.6%, from $526,000 for the three months ended June 30, 2018. The provision for loan losses for the six months ended June 30, 2019 was $1.1 million, an increase of $118,000, or 12.6%, from $937,000 for the six months ended June 30, 2018. The provision for loan losses increased during the three month and six month periods ended June 30, 2019 primarily as a result of the growth of the loan portfolio.
The allowance for loan losses to loans HFI was 0.98% as of June 30, 2019, compared to 0.89% as of June 30, 2018.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card fees, fees related to the sale of mortgage loans, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $434,000 to $4.1 million for the three months ended June 30, 2019, compared to $3.7 million for the three months ended June 30, 2018. The increase in noninterest income was mainly due to higher other income and to a change in equity securities mark-to-market amount.

Noninterest income increased $572,000 to $7.4 million for the six months ended June 30, 2019, compared to $6.8 million for the six months ended June 30, 2018. The increase in noninterest income was due to higher other income, a change in equity securities mark-to-market amount, higher loan and deposit income, and higher mortgage loan income. These increases were partially offset by lower deposit service charge income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,083	$1,124	$(41)	(3.6)%	$2,109	$2,324	$(215)	(9.3)%
Debit card income, net	785	764	21	2.7%	1,481	1,468	13	0.9%
Mortgage loan income	657	706	(49)	(6.9)%	1,171	1,052	119	11.3%
Brokerage income	626	590	36	6.1%	991	925	66	7.1%
Loan and deposit income	382	329	53	16.1%	727	597	130	21.8%
Bank-owned life insurance income	137	139	(2)	(1.4)%	270	276	(6)	(2.2)%
Gain (Loss) on equity securities	56	(93)	149	160.2%	104	(93)	197	211.8%
Gain on sale of investments	—	—	—	—%	—	41	(41)	(100.0)%
Other income	373	106	267	251.9%	542	233	309	132.6%
Total Noninterest Income	$4,099	$3,665	$434	11.8%	$7,395	$6,823	$572	8.4%
Other income increased by $267,000 for the quarter ended June 30, 2019 compared to the same quarter prior year. Other income includes revenue from an SBIC limited partnership of which Red River Bank is a member. Income for the SBIC limited partnership increased $306,000, to $376,000, including a $214,000 dividend, for the three months ended June 30, 2019, compared to $70,000, with no dividends, for the three months ended June 30, 2018.
Other income increased by $309,000 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in other income was mainly due to higher income from the SBIC limited partnership. SBIC limited partnership distributions and dividends totaled $496,000, including $214,000 of dividends, for the six months ended June 30, 2019, compared to $179,000, with no dividends, for the six months ended June 30, 2018.
The gain or loss on equity securities is a mark-to-market adjustment primarily driven by a change in the interest rate environment. Equity securities had a mark-to-market gain of $56,000 for second quarter of 2019, compared to a $93,000 loss for the second quarter of 2018 due to fluctuations in market rates between the quarters.
Equity securities had a mark-to-market gain of $104,000 for the six months ended June 30, 2019, compared to a $93,000 loss for the same period in 2018 due to fluctuations in market rates between the periods.
Loan and deposit income increased $130,000 for the six months ended June 30, 2019 compared to the same period in 2018 as a result of credit card income increasing by $99,000. Credit card income improved due to having a larger number of credit cards outstanding and more credit card transaction volume in 2019.
For the six months ended June 30, 2019, mortgage loan income increased $119,000 compared to the same period in 2018 as a result of a higher dollar amount of mortgage loans closed.
Service charges on deposit accounts decreased 9.3% for the six months ended June 30, 2019, compared to the same period prior year. The decrease is mainly due to a system change relating to overdraft processing on electronic transactions that was made in late 2018, which resulted in lower deposit income in the six months ended June 30, 2019. In June 2019, other deposit fees were implemented to replace the decrease in deposit revenue.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. Operating expenses increased $1.5 million to $12.4 million, for the three months ended June 30, 2019, compared to $10.9 million for the three months ended June 30, 2018, and increased $2.3 million to $23.6 million, for the six months ended June 30, 2019, compared to $21.3 million for the six months ended June 30, 2018. The increase in both periods was mainly due to higher personnel, occupancy, advertising, loan and deposit, and other taxes expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
	(Dollars in thousands)
Personnel expenses	$7,005	$6,489	$516	8.0%	$13,645	$12,631	$1,014	8.0%
Non-staff expenses:
Occupancy and equipment expenses	1,334	1,081	253	23.4%	2,509	2,161	348	16.1%
Technology expenses	558	536	22	4.1%	1,101	1,042	59	5.7%
Advertising	396	211	185	87.7%	605	386	219	56.7%
Other business development expenses	277	241	36	14.9%	560	547	13	2.4%
Data processing expense	483	427	56	13.1%	942	820	122	14.9%
Other taxes	455	349	106	30.4%	808	691	117	16.9%
Loan and deposit expenses	392	222	170	76.6%	615	402	213	53.0%
Legal and professional expenses	383	344	39	11.3%	702	668	34	5.1%
Other operating expenses	1,121	1,047	74	7.1%	2,075	1,907	168	8.8%
Total operating expenses	$12,404	$10,947	$1,457	13.3%	$23,562	$21,255	$2,307	10.9%
Personnel expenses increased $516,000 to $7.0 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and increased $1.0 million to $13.6 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. As of June 30, 2019 and 2018, we had 325 and 316 full-time equivalent employees, respectively, with an increase of nine full-time equivalent employees. The increase in personnel was related to an increase in back office staff to support increasing volumes and to prepare to operate as a public company, as well as personnel for the Covington area. Also, revenue-based commission compensation increased during the first six months of 2019 due to higher mortgage and brokerage income.
Occupancy and equipment expenses increased $253,000 to $1.3 million for the second quarter of 2019 compared to the second quarter of 2018, and increased $348,000 to $2.5 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in both periods was due to banking location improvements and expansion throughout Louisiana. In the second quarter of 2018, a small LPO in the Southwest (Lake Charles) market was closed and replaced with a larger banking center location resulting in higher occupancy expenses in 2019. In 2019, we expanded the market headquarters building in the Southeast (Baton Rouge) market, providing a central office for commercial, mortgage, investment, and private banking department operations. In the second quarter of 2019, approximately $130,000 of nonrecurring occupancy expenses relating to the completion of the Baton Rouge headquarters building were incurred. On April 3, 2019, we opened an LPO in a new market, Northshore (Covington, Louisiana), resulting in a full quarter of occupancy expenses.
Advertising expense increased $185,000 to $396,000 for the second quarter of 2019 compared to the second quarter of 2018, and increased $219,000 to $605,000 for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in both periods was due to more media campaigns and marketing events in our newer markets.
Loan and deposit expenses increased $170,000 to $392,000 for the second quarter of 2019 as compared to the second quarter of 2018. The increase is a result of incurring approximately $76,000 of nonrecurring loan development expenses in the second quarter of 2019 relating to the new Covington LPO. Additionally, the second quarter of 2018 benefited from a $66,000 reimbursement of collection expenses on a loan and the receipt of a $31,000 negotiated rebate from a vendor, resulting in lower loan and deposit expenses for that period.
Loan and deposit expenses increased $213,000 to $615,000 for the six months ended June 30, 2019 as compared to the first six months of 2018, mainly due to approximately $76,000 of nonrecurring loan development expenses incurred in the second quarter of 2019 with the new Covington LPO. Additionally, the six months ended June 30, 2018 benefited from a $66,000 reimbursement of collection expenses on a loan and the receipt of a $71,000 negotiated rebate from a vendor, resulting in lower loan and deposit expenses during that period.

Other taxes increased $106,000 to $455,000 for the second quarter of 2019 as compared to the second quarter of 2018, and increased $117,000 to $808,000 for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in both periods was due to higher State of Louisiana bank stock tax. Bank stock tax increased due to having higher deposit account balances and higher net income for the applicable tax years.
In conjunction with the redemption of the junior subordinated debentures in the second quarter of 2019, the Company incurred $12,000 of nonrecurring legal and professional expenses and $38,000 of nonrecurring other operating expenses.
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
For the three months ended June 30, 2019 and 2018, income tax expense totaled $1.3 million and $1.2 million, respectively. Our effective income tax rates for the three months ended June 30, 2019 and 2018, were 18.8% and 18.1%, respectively.
For the six months ended June 30, 2019 and 2018, income tax expense totaled $2.6 million and $2.3 million, respectively. Our effective income tax rates for the six months ended June 30, 2019 and 2018, were 19.1% and 17.9%, respectively.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2019, and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. In addition, we used a portion of the proceeds received in the IPO to redeem our junior subordinated debentures. For more information on these redemptions, see "Financial Condition - Junior Subordinated Debentures."
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of June 30, 2019, AFS securities totaled $318.1 million compared to $307.9 million as of December 31, 2018. Additionally, we maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million as of June 30, 2019 and December 31, 2018. There were no outstanding funds under these lines of credit as of June 30, 2019 or December 31, 2018. Other sources available for meeting liquidity needs include FHLB advances as well as repurchase agreements. As of June 30, 2019 and December 31, 2018, our net borrowing capacity from the FHLB was $565.8 million and $427.6 million, respectively. We had no borrowings from the FHLB, and we had not utilized any repurchase agreements, as of June 30, 2019 or December 31, 2018.
Our average loans, including average loans HFS, increased $46.3 million or 3.5% for the six months ended June 30, 2019, as compared to average loans for the twelve months ended December 31, 2018. Our average deposits increased $60.6 million, or 3.8%, for the six months ended June 30, 2019, as compared to the average deposits for the twelve months ended December 31, 2018.
As of June 30, 2019, we had $245.3 million in outstanding commitments to extend credit and $11.6 million in commitments associated with outstanding standby letters of credit. As of December 31, 2018, we had $231.5 million in outstanding commitments to extend credit and $11.6 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
For the six months ended June 30, 2019 and the year ended December 31, 2018, we had no exposure to known future cash requirements or capital expenditures of a material nature. As of June 30, 2019, we had cash and cash equivalents of $101.6 million compared to $151.9 million as of December 31, 2018. The decrease of $50.3 million, or 33.1%, was primarily due to funding of loans during the six months ended June 30, 2019.

Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset-liability management policies provide management with guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position.
Our exposure to interest rate risk is managed by Red River Bank’s Asset-Liability Management Committee. The committee formulates strategies based on appropriate levels of interest rate risk and monitors the results of those strategies. In determining the appropriate level of interest rate risk, the committee considers the impact on both earnings and capital given the current outlook on interest rates, regional economies, liquidity, business strategies, and other related factors.
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

	As of June 30, 2019		As of December 31, 2018
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Basis Points)
+300	17.7%	9.7%	19.2%	7.1%
+200	12.0%	7.4%	12.9%	5.1%
+100	6.1%	4.2%	6.6%	3.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(6.2)%	(7.8)%	(6.6)%	(5.0)%
-200	(12.0)%	(20.3)%	(14.6)%	(13.4)%
The results above, as of June 30, 2019 and December 31, 2018, demonstrate that our balance sheet is asset sensitive. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.
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

The non-GAAP financial measures that we discuss in this report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that are discussed in this report may differ from that of other companies reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this report when comparing such non-GAAP financial measures.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2019, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	June 30,	March 31,	June 30,
	2019	2019	2018
	(Dollars in thousands, except per share data)
Tangible common equity
Total stockholders' equity	$237,911	$202,184	$184,047
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity	$236,365	$200,638	$182,501
Common shares outstanding(1)	7,300,246	6,636,926	6,725,598
Book value per common share	$32.59	$30.46	$27.37
Tangible book value per common share	$32.38	$30.23	$27.14

Tangible assets
Total assets	$1,892,918	$1,922,118	$1,764,768
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets	$1,891,372	$1,920,572	$1,763,222
Total stockholder's equity to assets	12.57%	10.52%	10.43%
Tangible common equity to tangible assets	12.50%	10.45%	10.35%

(1)	June 30, 2018 amount adjusted to give effect to the 2018 2-for-1 stock split.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in the Company’s Prospectus that was filed with the SEC on May 3, 2019, relating to its IPO under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2019, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.”
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
Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 7, 2019, the Company sold 663,320 new shares of its common stock at a public offering price of $45.00 per share in its IPO, including 90,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230798), which the SEC declared effective on May 2, 2019. FIG Partners, LLC and Stephens Inc. acted as underwriters. The offering commenced on May 3, 2019 and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from the Company’s IPO as described in the Company's Prospectus filed with the SEC on May 3, 2019, pursuant to Rule 424(b)(4) under the Securities Act.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
10.1	Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2018 Equity Incentive Plan*

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements

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
**
These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: August 14, 2019	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice-President, Treasurer, Chief Financial Officer, and Assistant Secretary