Form 10-Q
period 2019-09-30
RED RIVER BANCSHARES INC
filed 2019-11-14
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2019

or

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, the registrant had 7,306,221 shares of common stock, no par value, issued and outstanding.

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

AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Director Compensation Program	Compensation program which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FBT CT I	FBT Capital Trust I, a Delaware statutory trust
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
IPO	Initial public offering
LPO	Loan production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OTTI	Other-than-temporary impairment
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)
Trust II	Red River Statutory Trust II, a Connecticut statutory trust
Trust III	Red River Statutory Trust III, a Delaware statutory trust

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	(Unaudited) September 30, 2019	(Audited) December 31, 2018
ASSETS
Cash and due from banks	$32,724	$34,070
Interest-bearing deposits in other banks	73,598	117,836
Total cash and cash equivalents	106,322	151,906
Securities available-for-sale	341,900	307,877
Equity securities	3,954	3,821
Nonmarketable equity securities	1,347	1,299
Loans held for sale	4,113	2,904
Loans held for investment	1,413,162	1,328,438
Allowance for loan losses	(13,906)	(12,524)
Premises and equipment, net	39,828	39,690
Accrued interest receivable	4,928	5,013
Bank-owned life insurance	21,707	21,301
Intangible assets	1,546	1,546
Right-of-use assets	4,651	—
Other assets	9,302	9,317
Total Assets	$1,938,854	$1,860,588
LIABILITIES
Noninterest-bearing deposits	$615,051	$547,880
Interest-bearing deposits	1,061,800	1,097,703
Total Deposits	1,676,851	1,645,583
Junior subordinated debentures	—	11,341
Accrued interest payable	1,925	1,757
Lease liabilities	4,688	—
Accrued expenses and other liabilities	10,001	8,204
Total Liabilities	1,693,465	1,666,885
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,306,221 and 6,627,358 shares	68,082	41,094
Retained earnings	177,033	160,115
Accumulated other comprehensive income (loss)	274	(7,506)
Total Stockholders' Equity	245,389	193,703
Total Liabilities and Stockholders' Equity	$1,938,854	$1,860,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,578	$15,285	$48,026	$43,307
Interest on securities	1,800	1,689	5,347	5,254
Interest on federal funds sold	178	82	603	196
Interest on deposits in other banks	213	197	935	423
Dividends on stock	12	13	30	27
Total Interest and Dividend Income	18,781	17,266	54,941	49,207
INTEREST EXPENSE
Interest on deposits	2,514	1,818	7,260	5,018
Interest on other borrowed funds	—	3	—	6
Interest on junior subordinated debentures	73	150	385	410
Total Interest Expense	2,587	1,971	7,645	5,434
NET INTEREST INCOME	16,194	15,295	47,296	43,773
Provision for loan losses	378	526	1,432	1,464
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,816	14,769	45,864	42,309
NONINTEREST INCOME
Service charges on deposit accounts	1,195	1,162	3,304	3,486
Debit card income, net	833	786	2,314	2,254
Mortgage loan income	1,014	623	2,186	1,675
Brokerage income	561	469	1,552	1,395
Loan and deposit income	404	346	1,131	943
Bank-owned life insurance income	137	139	407	415
Gain (Loss) on equity securities	30	(30)	133	(122)
Gain (Loss) on sale of investments	5	(9)	5	32
Other income	207	455	749	686
Total Noninterest Income	4,386	3,941	11,781	10,764
OPERATING EXPENSES
Personnel expenses	7,007	6,625	20,652	19,255
Occupancy and equipment expenses	1,199	1,152	3,708	3,313
Technology expenses	595	507	1,697	1,549
Advertising	216	193	821	579
Other business development expenses	266	303	827	850
Data processing expense	479	437	1,420	1,257
Other taxes	425	325	1,234	1,016
Loan and deposit expenses	285	242	901	644
Legal and professional expenses	436	382	1,138	1,050
Other operating expenses	977	1,015	3,049	2,924
Total Operating Expenses	11,885	11,181	35,447	32,437
INCOME BEFORE INCOME TAX EXPENSE	8,317	7,529	22,198	20,636
Income tax expense	1,470	1,387	4,117	3,731
NET INCOME	$6,847	$6,142	$18,081	$16,905
EARNINGS PER SHARE(1)
Basic	$0.94	$0.91	$2.59	$2.51
Diluted	$0.93	$0.91	$2.57	$2.50

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,847	$6,142	$18,081	$16,905
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	721	(1,432)	9,852	(6,516)
Tax effect	(150)	299	(2,068)	1,391
Less: (Gain) Loss included in net income	(5)	9	(5)	(32)
Tax effect	1	(2)	1	7
Total other comprehensive income (loss)	567	(1,126)	7,780	(5,150)
Comprehensive income	$7,414	$5,016	$25,861	$11,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2017	6,721,146	$45,539	$137,949	$(5,385)	$178,103
Net income	—	—	5,231	—	5,231
Stock incentive plan expense	—	—	47	—	47
Issuance of shares of common stock as board compensation	2,452	92	—	—	92
Cash dividend - $0.15 per share(1)	—	—	(1,009)	—	(1,009)
Other comprehensive income (loss)	—	—	—	(3,370)	(3,370)
Balance as of March 31, 2018	6,723,598	$45,631	$142,218	$(8,755)	$179,094
Net income	—	—	5,532	—	5,532
Stock incentive plan expense	—	—	46	—	46
Issuance of shares of common stock through exercise of stock options	2,000	29	—	—	29
Reclassification for adoption of accounting standard	—	—	(74)	74	—
Other comprehensive income (loss)	—	—	—	(654)	(654)
Balance as of June 30, 2018	6,725,598	$45,660	$147,722	$(9,335)	$184,047
Net income	—	—	6,142	—	6,142
Stock incentive plan expense	—	—	50	—	50
Issuance of restricted shares of common stock through stock incentive plan, net	6,750	—	—	—	—
Issuance of shares of common stock through exercise of stock options	1,500	18	—	—	18
Other comprehensive income (loss)	—	—	—	(1,126)	(1,126)
Balance as of September 30, 2018	6,733,848	$45,678	$153,914	$(10,461)	$189,131

(1)	Adjusted to give effect to the 2018 2-for-1 stock split

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	6,627,358	$41,094	$160,115	$(7,506)	$193,703
Net income	—	—	5,696	—	5,696
Stock incentive plan expense	—	—	49	—	49
Issuance of shares of common stock through exercise of stock options	7,200	80	—	—	80
Issuance of shares of common stock as board compensation	2,368	97	—	—	97
Cash dividend - $0.20 per share	—	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	—	3,885	3,885
Balance as of March 31, 2019	6,636,926	$41,271	$164,534	$(3,621)	$202,184
Net income	—	—	5,538	—	5,538
Stock incentive plan expense	—	—	50	—	50
Issuance of shares of common stock through IPO	663,320	26,812	—	—	26,812
Board compensation adjustment	—	(1)	—	—	(1)
Other comprehensive income (loss)	—	—	—	3,328	3,328
Balance as of June 30, 2019	7,300,246	$68,082	$170,122	$(293)	$237,911
Net income	—	—	6,847	—	6,847
Stock incentive plan expense	—	—	64	—	64
Issuance of restricted shares of common stock through stock incentive plan, net	5,975	—	—	—	—
Other comprehensive income (loss)	—	—	—	567	567
Balance as of September 30, 2019	7,306,221	$68,082	$177,033	$274	$245,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,081	$16,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,279	1,234
Amortization	468	294
Share-based compensation earned	163	143
Share-based board compensation earned	96	92
(Gain) Loss on other assets owned	(16)	(228)
Net (accretion) amortization on AFS securities	963	1,011
Net (accretion) amortization on HTM securities	—	11
Gains on sales of AFS securities	(5)	(32)
Provision for loan losses	1,432	1,464
Deferred income tax benefit (expense)	(308)	—
Net (increase) decrease in loans HFS	(1,209)	(209)
Net (increase) decrease in accrued interest receivable	85	(168)
Net (increase) decrease in BOLI	(406)	(415)
Net increase (decrease) in accrued interest payable	168	1
Other operating activities, net	(1,414)	(1,600)
Net cash provided by operating activities	19,377	18,503
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in AFS securities:
Sales	34,957	5,282
Maturities, prepayments, and calls	49,267	39,881
Purchases	(109,356)	(7,250)
Activity in HTM securities:
Maturities, prepayments, and calls	—	1,235
Purchase of nonmarketable equity securities	(48)	(25)
Net (increase) decrease in loans HFI	(84,774)	(85,806)
Proceeds from sales of foreclosed assets	902	1,287
Purchases of premises and equipment	(1,402)	(2,170)
Net cash used in investing activities	(110,454)	(47,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	31,268	79,751
Repayments of other borrowed funds	—	(136)
Redemption of junior subordinated debentures	(11,341)	—
Proceeds from exercise of stock options	80	47
Proceeds from initial public offering, net	26,812	—
Cash dividends	(1,326)	(1,009)
Net cash provided by financing activities	45,493	78,653
Net change in cash and cash equivalents	(45,584)	49,590
Cash and cash equivalents - beginning of period	151,906	59,667
Cash and cash equivalents - end of period	$106,322	$109,257

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$7,477	$5,434
Income taxes	$4,649	$4,197
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	$4,954	$—

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
Recent Accounting Pronouncements
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held as of the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are SEC registrants and eligible to be a smaller reporting company as currently defined by the SEC, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross functional working group and is currently working through its implementation plan which includes assessment and documentation of processes, internal controls, and data sources; model development and documentation; and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13.

2.	Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. The Company does not hold HTM securities as of September 30, 2019. Investment activity for the nine months ended September 30, 2019, included $109.4 million of securities purchased, offset by $35.0 million in sales, and $49.3 million in maturities, prepayments, and calls. The amortized cost and estimated fair values of securities AFS are summarized in the following tables (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2019
Securities AFS:
Mortgage-backed securities	$246,868	$489	$(1,225)	$246,132
Municipal bonds	84,660	1,298	(262)	85,696
U.S. agency securities	10,025	61	(14)	10,072
Total Securities AFS	$341,553	$1,848	$(1,501)	$341,900

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877

The amortized costs and estimated market values of debt securities as of September 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$74	$74
After one year but within five years	34,966	34,796
After five years but within ten years	77,798	78,239
After ten years	228,715	228,791
Total	$341,553	$341,900

Information pertaining to securities with gross unrealized losses as of September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows (in thousands):

	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
As of September 30, 2019:
Securities AFS:
Mortgage-backed securities	$(410)	$109,210	$(815)	$79,380
Municipal bonds	(69)	11,556	(193)	10,310
U.S. agency securities	(14)	4,005	—	—
Total Securities AFS	$(493)	$124,771	$(1,008)	$89,690

As of December 31, 2018:
Securities AFS:
Mortgage-backed securities	$(75)	$8,845	$(7,047)	$200,532
Municipal bonds	(48)	3,389	(2,187)	52,879
U.S. agency securities	(41)	3,801	(220)	14,123
Total Securities AFS	$(164)	$16,035	$(9,454)	$267,534

The number of investment securities in an unrealized loss position totaled 171 as of September 30, 2019. The aggregate unrealized loss of these securities as of September 30, 2019, was 0.44% of the amortized cost basis of the total AFS securities portfolio. Management and the Asset-Liability Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses of these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on review of available information, including recent changes in interest rates and credit rating information, management believes the declines in fair value of these securities are temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the nine months ended September 30, 2019 or the year ended December 31, 2018.
Pledged Securities
Securities with carrying values of approximately $94.3 million and $93.5 million were pledged to secure public deposits, as of September 30, 2019 and December 31, 2018, respectively.

3.	Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below (in thousands):

	September 30, 2019	December 31, 2018
Real estate:
Commercial real estate	$518,286	$454,689
One-to-four family residential	417,318	406,963
Construction and development	120,025	102,868
Commercial and industrial	266,322	275,881
Tax-exempt	57,422	60,104
Consumer	33,789	27,933
Total loans HFI	$1,413,162	$1,328,438
Total loans HFS	$4,113	$2,904

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the nine months ended September 30, 2019 (in thousands):

	Beginning Balance December 31, 2018	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance September 30, 2019
Real estate:
Commercial real estate	$3,081	$130	$—	$—	$3,211
One-to-four family residential	3,146	112	(15)	3	3,246
Construction and development	951	39	—	88	1,078
Commercial and industrial	4,604	881	(574)	582	5,493
Tax-exempt	372	(33)	—	—	339
Consumer	370	303	(240)	106	539
Total allowance for loan losses	$12,524	$1,432	$(829)	$779	$13,906
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2018 (in thousands):

	Beginning Balance December 31, 2017	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance December 31, 2018
Real estate:
Commercial real estate	$3,270	$(189)	$(27)	$27	$3,081
One-to-four family residential	3,099	(136)	(4)	187	3,146
Construction and development	852	99	—	—	951
Commercial and industrial	2,836	2,112	(353)	9	4,604
Tax-exempt	432	(60)	—	—	372
Consumer	406	164	(353)	153	370
Total allowance for loan losses	$10,895	$1,990	$(737)	$376	$12,524

The balance in the allowance for loan losses and the related recorded investment in loans by category as of September 30, 2019, are as follows (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$118	$3,093	$—	$3,211
One-to-four family residential	62	3,184	—	3,246
Construction and development	10	1,068	—	1,078
Commercial and industrial	3,287	2,206	—	5,493
Tax-exempt	—	339	—	339
Consumer	62	477	—	539
Total allowance for loan losses	$3,539	$10,367	$—	$13,906

Loans:
Real estate:
Commercial real estate	$2,668	$515,618	$—	$518,286
One-to-four family residential	1,584	415,734	—	417,318
Construction and development	53	119,972	—	120,025
Commercial and industrial	9,331	256,991	—	266,322
Tax-exempt	—	57,422	—	57,422
Consumer	69	33,720	—	33,789
Total loans HFI	$13,705	$1,399,457	$—	$1,413,162
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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2019, unfunded loan commitments totaled approximately $272.3 million. As of December 31, 2018, unfunded loan commitments totaled approximately $231.5 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2019, commitments under standby letters of credit totaled approximately $12.7 million. As of December 31, 2018, commitments under standby letters of credit totaled approximately $11.6 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of September 30, 2019, is as follows (in thousands):

	Accruing
	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$516,025	$312	$—	$1,949	$518,286
One-to-four family residential	416,274	106	301	637	417,318
Construction and development	119,972	—	—	53	120,025
Commercial and industrial	262,479	153	—	3,690	266,322
Tax-exempt	57,422	—	—	—	57,422
Consumer	33,729	42	—	18	33,789
Total loans HFI	$1,405,901	$613	$301	$6,347	$1,413,162
A summary of current, past due, and nonaccrual loans as of December 31, 2018, is as follows (in thousands):

	Accruing
	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$452,477	$—	$850	$1,362	$454,689
One-to-four family residential	405,961	512	66	424	406,963
Construction and development	102,776	36	1	55	102,868
Commercial and industrial	272,174	32	—	3,675	275,881
Tax-exempt	60,104	—	—	—	60,104
Consumer	27,851	16	22	44	27,933
Total loans HFI	$1,321,343	$596	$939	$5,560	$1,328,438

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of September 30, 2019, is as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,929	$1,774	$—	$2,925
One-to-four family residential	1,159	1,099	—	1,246
Construction and development	18	16	—	95
Commercial and industrial	1,969	1,638	—	4,238
Tax-exempt	—	—	—	—
Consumer	8	8	—	10
Total with no related allowance	5,083	4,535	—	8,514
With allowance recorded:
Real estate:
Commercial real estate	913	894	118	1,070
One-to-four family residential	489	485	62	372
Construction and development	51	37	10	101
Commercial and industrial	8,663	7,693	3,287	7,851
Tax-exempt	—	—	—	—
Consumer	64	61	62	77
Total with related allowance	10,180	9,170	3,539	9,471
Total impaired loans	$15,263	$13,705	$3,539	$17,985
Information pertaining to impaired loans as of December 31, 2018, is as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$2,376	$2,255	$—	$2,470
One-to-four family residential	1,912	1,855	—	2,026
Construction and development	18	16	—	738
Commercial and industrial	11,003	9,707	—	8,909
Tax-exempt	—	—	—	—
Consumer	12	12	—	10
Total with no related allowance	15,321	13,845	—	14,153
With allowance recorded:
Real estate:
Commercial real estate	1,584	1,574	206	1,715
One-to-four family residential	507	493	20	497
Construction and development	52	39	12	41
Commercial and industrial	5,809	5,809	2,304	5,813
Tax-exempt	—	—	—	—
Consumer	95	92	75	35
Total with related allowance	8,047	8,007	2,617	8,101
Total impaired loans	$23,368	$21,852	$2,617	$22,254

The interest income recognized on impaired loans for the three months ended September 30, 2019 and September 30, 2018, was $111,000 and $147,000, respectively. The interest income recognized on impaired loans for the nine months ended September 30, 2019 and September 30, 2018, was $336,000 and 582,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of September 30, 2019 or December 31, 2018.
A summary of current, past due, and nonaccrual TDR loans as of September 30, 2019, is as follows (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,376	$—	$—	$1,292	$2,668
One-to-four family residential	192	—	—	—	192
Construction and development	—	—	—	38	38
Commercial and industrial	39	—	—	2,123	2,162
Tax-exempt	—	—	—	—	—
Consumer	48	—	—	—	48
Total	$1,655	$—	$—	$3,453	$5,108
Number of TDR loans	11	—	—	6	17
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2018, is as follows (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,267	$—	$—	$1,362	$2,629
One-to-four family residential	208	—	—	—	208
Construction and development	—	—	—	39	39
Commercial and industrial	41	—	—	2,139	2,180
Tax-exempt	—	—	—	—	—
Consumer	56	—	—	—	56
Total	$1,572	$—	$—	$3,540	$5,112
Number of TDR loans	10	—	—	6	16

A summary of loans modified as TDRs that occurred during the nine months ended September 30, 2019 and September 30, 2018, is as follows (dollars in thousands):

	September 30, 2019			September 30, 2018
		Recorded Investment			Recorded Investment
	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$166	$166	1	$435	$479
One-to-four family residential	—	—	—	1	40	40
Construction and development	—	—	—	—	—	—
Commercial and industrial	1	4	4	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	1	58	58
Total	2	$170	$170	3	$533	$577

The TDRs described above increased the allowance for loan losses by $4,000 and $56,000 as of September 30, 2019 and September 30, 2018. Additionally, there were no defaults on loans during the nine months ended September 30, 2019 or September 30, 2018, that had been modified in a TDR during the prior twelve months.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of September 30, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$504,868	$10,795	$2,623	$—	$—	$518,286
One-to-four family residential	413,828	2,275	1,215	—	—	417,318
Construction and development	118,670	573	782	—	—	120,025
Commercial and industrial	247,767	9,081	9,474	—	—	266,322
Tax-exempt	57,422	—	—	—	—	57,422
Consumer	33,642	17	130	—	—	33,789
Total loans HFI	$1,376,197	$22,741	$14,224	$—	$—	$1,413,162

The following table summarizes loans by risk rating as of December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$439,580	$11,883	$3,226	$—	$—	$454,689
One-to-four family residential	402,864	1,992	2,107	—	—	406,963
Construction and development	101,754	375	739	—	—	102,868
Commercial and industrial	251,987	8,311	15,583	—	—	275,881
Tax-exempt	60,104	—	—	—	—	60,104
Consumer	27,729	44	160	—	—	27,933
Total loans HFI	$1,284,018	$22,605	$21,815	$—	$—	$1,328,438

4.	Junior Subordinated Debentures
The Company previously issued $6.2 million of floating rate junior subordinated debentures and has been the sponsor of three wholly owned business trusts: Trust II, Trust III, and FBT CT I. On April 1, 2013, the Company assumed $5.2 million of floating rate junior subordinated debentures and FBT CT I in conjunction with its acquisition of Fidelity Bancorp, Inc. Prior to redemption, these trusts had issued a total of $11.0 million of floating rate capital securities (trust preferred securities) to investors and a total of $341,000 of common securities to the Company. On June 17, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by Trust III at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On June 30, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by Trust II at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On August 8, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by FBT CT I at a redemption price of 100% of the outstanding principal amount of $5.2 million, plus accrued and unpaid interest thereon through the date of redemption. As of September 30, 2019 and December 31, 2018, floating rate junior subordinated debentures were as follows (dollars in thousands):

	Trust II	Trust III	FBT CT I	Total
As of September 30, 2019:
Trust preferred securities	$—	$—	$—	$—
Common securities	—	—	—	—
Total junior subordinated debentures	$—	$—	$—	$—

As of December 31, 2018:
Trust preferred securities	$3,000	$3,000	$5,000	$11,000
Common securities	93	93	155	341
Total junior subordinated debentures	$3,093	$3,093	$5,155	$11,341

Issue date	May 28, 2003	April 20, 2005	September 4, 2003
Call date	May 28, 2008	June 15, 2010	August 8, 2008
Maturity date	May 28, 2033	June 15, 2035	August 8, 2033
Redemption date	June 30, 2019	June 17, 2019	August 8, 2019
Interest rate as of the redemption date	5.84%	4.58%	5.58%
Interest rate as of December 31, 2018	5.65%	4.30%	5.34%

The trust preferred securities represented an interest in the Company’s junior subordinated debentures, which were purchased by the business trusts and had substantially the same payment terms as the trust preferred securities. The junior subordinated debentures were the only assets of the trusts and interest payments from the debentures, payable quarterly, financed the distributions paid on the trust preferred securities. The junior subordinated debentures were redeemable prior to the maturity date, at the option of the Company, in whole or in part, subject to the terms of the trust indentures.

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
The Company maintains six operating leases on land and buildings for banking center facilities under long-term leases. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates through October 31, 2031, with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities. As of September 30, 2019, the Company had right-of-use assets of $4.7 million and lease liabilities of $4.7 million.
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
Operating lease expenses for operating leases accounted for under ASC 842, Leases, for the three months and nine months ended September 30, 2019, were $137,000 and $412,000, respectively, and are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income. Accounting for leases in accordance with ASC 842, Leases, has not had a material impact on the consolidated statements of income, and is not expected to in future periods.

The table below summarizes other information related to the Company's operating leases as of and for the nine months ended September 30, 2019 (dollars in thousands):

Cash paid for amounts included in measurement of lease liabilities for operating leases	$375
Weighted average remaining operating lease term	10.5 years
Weighted average operating lease discount rate	3.4%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of September 30, 2019, were as follows (in thousands):

Amount
3 months remaining in 2019	$125
2020	520
2021	529
2022	537
2023	539
Thereafter	3,354
Total lease payments	5,604
Less: Imputed interest	(916)
Present value of lease liabilities	$4,688

The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.

6.	Fair Value
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

The table below presents the recorded amount of assets measured at fair value on a recurring basis (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Loans HFS	$4,113	$—	$4,113	$—
Securities AFS:
Mortgage-backed securities	246,132	—	246,132	—
U.S. agency securities	10,072	—	10,072	—
Municipal bonds	85,696	—	85,696	—
Equity securities	3,954	3,954	—	—

December 31, 2018
Loans HFS	$2,904	$—	$2,904	$—
Securities AFS:
Mortgage-backed securities	214,688	—	214,688	—
U.S. agency securities	22,915	—	22,915	—
Municipal bonds	68,275	—	68,275	—
U.S. Treasury securities	1,999	—	1,999	—
Equity securities	3,821	3,821	—	—

There were no transfers between Level 1, 2, or 3 during the nine months ended September 30, 2019 and the year ended December 31, 2018.
The following table presents the recorded amount of assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Impaired loans	$10,166	$—	$—	$10,166
Foreclosed assets	1,307	—	—	1,307

December 31, 2018
Impaired loans	$19,235	$—	$—	$19,235
Foreclosed assets	646	—	—	646

The Company had no liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

			Weighted Average Discount
	Valuation Technique	Unobservable Input	September 30, 2019	December 31, 2018
Impaired loans	Discounted appraisals	Collateral discounts and costs to sell	25.82%	11.97%
Foreclosed assets	Discounted appraisals	Collateral discounts and costs to sell	—%	6.21%

The carrying amounts and estimated fair values of financial instruments, as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Financial assets:
Cash and due from banks	$32,724	$32,724	$32,724	$—	$—
Interest-bearing deposits in other banks	73,598	73,598	73,598	—	—
Securities AFS	341,900	341,900	—	341,900	—
Equity securities	3,954	3,954	3,954	—	—
Nonmarketable equity securities	1,347	1,347	—	1,347	—
Loans HFS	4,113	4,113	—	4,113	—
Loans HFI, net of allowance	1,399,256	1,395,193	—	—	1,395,193
Accrued interest receivable	4,928	4,928	—	—	4,928
Financial liabilities:
Deposits	1,676,851	1,676,981	—	1,676,981	—
Accrued interest payable	1,925	1,925	—	1,925	—

December 31, 2018
Financial assets:
Cash and due from banks	$34,070	$34,070	$34,070	$—	$—
Interest-bearing deposits in other banks	117,836	117,836	117,836	—	—
Securities AFS	307,877	307,877	—	307,877	—
Equity securities	3,821	3,821	3,821	—	—
Nonmarketable equity securities	1,299	1,299	—	1,299	—
Loans HFS	2,904	2,904	—	2,904	—
Loans HFI, net of allowance	1,315,914	1,301,960	—	—	1,301,960
Accrued interest receivable	5,013	5,013	—	—	5,013
Financial liabilities:
Deposits	1,645,583	1,641,136	—	1,641,136	—
Junior subordinated debentures	11,341	11,341	—	11,341	—
Accrued interest payable	1,757	1,757	—	1,757	—

7.	Regulatory Capital Requirements
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
The Bank is also subject to Basel III capital guidelines. Basel III requires certain minimum ratios in order to be considered adequately capitalized. In addition, a capital conservation buffer, comprised of common equity Tier 1 capital, was established above the minimum regulatory capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under Basel III. It is management’s belief that, as of September 30, 2019, the Bank met all capital adequacy requirements under Basel III.
The most recent notification from the FDIC (as of March 31, 2018) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be classified as "well capitalized," the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I capital, and leverage ratios. Management expects that the capital ratios for the Bank under Basel III will continue to exceed the adequately capitalized requirements.

While the Bank is currently subject to the above-described capital requirements, the Economic Growth Act directed the federal bank regulators to establish, for qualifying insured depository institutions with under $10.0 billion in assets, a community bank leverage ratio. Qualifying institutions may elect to replace the applicable risk-based capital requirements under Basel III with the community bank leverage ratio test. Qualifying institutions that satisfy the community bank leverage ratio will automatically be deemed to be "well capitalized," although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s overall risk profile. On September 17, 2019, the FDIC and other bank regulators passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9.0% (calculated as Tier 1 capital to average consolidated assets). The rule will go into effect on January 1, 2020, and until such time, the capital requirements as described in the preceding paragraphs remain in effect. The Bank has not yet determined whether it will elect to use the community bank leverage ratio to measure its capital adequacy following the time that the new rule becomes effective.
Capital amounts and ratios as of September 30, 2019 and December 31, 2018 for the Bank are presented in the following table (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum To Be Adequately Capitalized		Under Prompt Corrective Action Provisons
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Red River Bank
September 30, 2019:
Total Risk-Based Capital	$231,164	15.95%	$115,979	8.00%	$152,223	10.50%
Tier I Risk-Based Capital	$217,258	14.99%	$86,984	6.00%	$123,228	8.50%
Common Equity Tier I Capital	$217,258	14.99%	$65,238	4.50%	$101,482	7.00%
Tier I Leverage Capital	$217,258	11.39%	$76,314	4.00%	$95,392	5.00%

December 31, 2018:
Total Risk-Based Capital	$211,240	15.66%	$107,912	8.00%	$133,204	9.88%
Tier I Risk-Based Capital	$198,716	14.73%	$80,934	6.00%	$106,226	7.88%
Common Equity Tier I Capital	$198,716	14.73%	$60,701	4.50%	$85,993	6.38%
Tier I Leverage Capital	$198,716	10.76%	$73,874	4.00%	$92,343	5.00%

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

Capital amounts and ratios as of September 30, 2019 and December 31, 2018 for the Company are presented in the following table (dollars in thousands):

	Actual
	Amount	Ratio
Red River Bancshares, Inc.
September 30, 2019:
Total Risk-Based Capital	$257,475	17.76%
Tier I Risk-Based Capital	$243,569	16.80%
Common Equity Tier I Capital	$243,569	16.80%
Tier I Leverage Capital	$243,569	12.77%

December 31, 2018:
Total Risk-Based Capital	$223,187	16.55%
Tier I Risk-Based Capital	$210,663	15.62%
Common Equity Tier I Capital	$199,663	14.80%
Tier I Leverage Capital	$210,663	11.40%

8.	Equity Events
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
The computations of basic and diluted earnings per common share for the Company were as follows (in thousands, except share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income - basic	$6,847	$6,142	$18,081	$16,905
Net income - diluted	$6,847	$6,142	$18,081	$16,905

Denominator:(1)
Weighted average shares outstanding, basic	7,304,273	6,732,886	6,993,990	6,726,487
Plus: Effect of Director Compensation Program	330	447	1,529	1,730
Plus: Effect of stock options and restricted stock	35,895	34,838	36,540	35,572
Weighted average shares outstanding, diluted	7,340,498	6,768,171	7,032,059	6,763,789

Earnings per common share:
Basic	$0.94	$0.91	$2.59	$2.51
Diluted	$0.93	$0.91	$2.57	$2.50

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. and our wholly owned subsidiary, Red River Bank, from December 31, 2018 through September 30, 2019, and on our results of operations for the three and nine months ended September 30, 2019 and September 30, 2018. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our Prospectus that was filed with the SEC on May 3, 2019, relating to the IPO, and information presented elsewhere in this quarterly report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
We operate from a network of 24 banking centers throughout Louisiana. Banking centers are located in the following markets: Central Louisiana, which includes the Alexandria MSA; Northwest Louisiana, which includes the Shreveport-Bossier City MSA; Southeast Louisiana, which includes the Baton Rouge MSA; Southwest Louisiana, which includes the Lake Charles MSA; and the Northshore, which includes Covington.
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
OVERVIEW
The third quarter of 2019 was our first full quarter of operations as a public company. In the third quarter, profitability increased with record high quarterly and year-to-date net income, the payoff of the junior subordinated debentures was completed, asset quality improved, and we opened a banking center in our newest market. As of September 30, 2019, we had assets of $1.94 billion.
We had record high net income for the quarter and year ended September 30, 2019. The third quarter net income was $6.8 million, which was $1.3 million, or 23.6%, higher compared to the second quarter of 2019, and was $705,000, or 11.5%, higher than the third quarter of 2018. Net income for the nine months ended September 30, 2019, was $18.1 million, an increase of $1.2 million, or 7.0%, compared to $16.9 million, for the nine months ended September 30, 2018.
As planned, a portion of the proceeds from the May 2019 IPO were used to redeem our junior subordinated debentures in June and August 2019. In August 2019, the remaining $5.2 million of the junior subordinated debentures were redeemed and the related business trust was terminated, leaving no outstanding long-term debt as of September 30, 2019. Interest expense for the junior subordinated debentures was $73,000 for the third quarter of 2019, $156,000 for the second quarter of 2019, and $150,000 for the third quarter of 2018.
The net interest margin (FTE) for the third quarter of 2019 was 3.55%. The net interest margin benefited from the payoff of the junior subordinated debentures and was partially offset by the impact from the two Federal Reserve rate decreases.
Asset quality improved in the third quarter of 2019. NPAs dropped to $8.0 million as of September 30, 2019, from $13.2 million as of June 30, 2019. The ratio of NPAs to total assets improved to 0.41% as of September 30, 2019, from 0.70% as of June 30, 2019.
In the third quarter of 2019, we continued to execute our organic growth plan in our newest market. The new Northshore market, including the city of Covington, Louisiana, is located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. In April 2019, we opened a temporary loan production office in Covington. In the second and third quarters of 2019, the Northshore banking team was fully staffed and trained to provide full banking services. In late September 2019, we closed the Covington loan production office and opened a full-service banking center. As of September 30, 2019, Red River Bank had approximately $21.1 million of loans in the Northshore market.

The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2018 to September 30, 2019
	September 30, 2019	December 31, 2018	$ Change	% Change
	(Dollars in thousands)
Selected Period End Balance Sheet Data:
Total assets	$1,938,854	$1,860,588	$78,266	4.2%
Securities available-for-sale	341,900	307,877	34,023	11.1%
Loans held for investment	1,413,162	1,328,438	84,724	6.4%
Total deposits	1,676,851	1,645,583	31,268	1.9%
Junior subordinated debentures	—	11,341	(11,341)	(100.0)%
Total stockholders’ equity	245,389	193,703	51,686	26.7%

	As of and for the three months ended			As of and for the nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net Income	$6,847	$5,538	$6,142	$18,081	$16,905

Per Common Share Data:(1)
Earnings per share, basic	$0.94	$0.79	$0.91	$2.59	$2.51
Earnings per share, diluted	$0.93	$0.78	$0.91	$2.57	$2.50
Book value per share	$33.59	$32.59	$28.09	$33.59	$28.09
Tangible book value per share	$33.37	$32.38	$27.86	$33.37	$27.86
Cash dividends per share	$—	$—	$—	$0.20	$0.15
Weighted average shares outstanding, basic	7,304,273	7,037,834	6,732,886	6,993,990	6,726,487
Weighted average shares outstanding, diluted	7,340,498	7,074,769	6,768,171	7,032,059	6,763,789

Summary Performance Ratios:
Return on average assets	1.42%	1.18%	1.36%	1.28%	1.28%
Return on average equity	11.20%	9.92%	12.96%	10.91%	12.35%
Net interest margin	3.50%	3.46%	3.49%	3.48%	3.42%
Net interest margin (FTE)	3.55%	3.51%	3.54%	3.53%	3.46%
Efficiency ratio	57.75%	62.81%	58.12%	60.00%	59.48%
Loans HFI to deposits ratio	84.27%	85.23%	83.04%	84.27%	83.04%
Noninterest-bearing deposits to deposits ratio	36.68%	35.30%	35.04%	36.68%	35.04%
Noninterest income to average assets	0.91%	0.87%	0.87%	0.84%	0.81%
Operating expense to average assets	2.47%	2.65%	2.47%	2.51%	2.45%

Summary Credit Quality Ratios:
NPAs to total assets	0.41%	0.70%	0.57%	0.41%	0.57%
Nonperforming loans to loans HFI	0.47%	0.87%	0.72%	0.47%	0.72%
Allowance for loan losses to loans HFI	0.98%	0.98%	0.92%	0.98%	0.92%
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.01%

Capital Ratios:
Total stockholders’ equity to total assets	12.66%	12.57%	10.41%	12.66%	10.41%
Tangible common equity to tangible assets	12.59%	12.50%	10.34%	12.59%	10.34%
Total risk-based capital to risk-weighted assets	17.76%	17.90%	16.36%	17.76%	16.36%
Tier 1 risk-based capital to risk-weighted assets	16.80%	16.95%	15.46%	16.80%	15.46%
Common equity Tier 1 capital to risk-weighted assets	16.80%	16.60%	14.64%	16.80%	14.64%
Tier 1 risk-based capital to average assets	12.77%	12.83%	11.59%	12.77%	11.59%

(1)	2018 amounts adjusted to give effect to the 2018 2-for-1 stock split.

FINANCIAL CONDITION
General
As of September 30, 2019, total assets were $1.94 billion which was $78.3 million, or 4.2%, higher than total assets of $1.86 billion as of December 31, 2018. Within total assets, compared to December 31, 2018, loans HFI increased by $84.7 million, AFS securities increased by $34.0 million, and interest-bearing deposits in other banks decreased by $44.2 million. For liabilities, compared to December 31, 2018, deposits increased $31.3 million and junior subordinated debentures decreased $11.3 million. In the second and third quarters of 2019, all of the junior subordinated debentures were completely paid off and the related trusts terminated. As of September 30, 2019, we had no outstanding long-term debt. As of September 30, 2019, the loans HFI to deposits ratio was 84.27% and the noninterest-bearing deposits to total deposits ratio was 36.68%. Stockholders' equity increased $51.7 million from December 31, 2018, mainly due to the $26.8 million of proceeds from the IPO, net of expenses and underwriting commissions and $18.1 million of net income.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of September 30, 2019, our securities portfolio was 17.8% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. As of September 30, 2019, all securities were classified as AFS within the portfolio. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Total securities were $345.9 million as of September 30, 2019, an increase of $34.2 million, or 11.0%, from $311.7 million as of December 31, 2018. The $345.9 million was comprised of $341.9 million in AFS securities and $4.0 million in equity securities. Investment activity for the nine months ended September 30, 2019, included $109.4 million of securities purchased, offset by $35.0 million in sales, $49.3 million in maturities, prepayments, and calls, and a $9.9 million increase in the unrealized net gain on securities.
In the third quarter of 2019, we sold $35.0 million of securities, consisting of a mix across various sectors, that had short-term remaining maturities. This transaction included mostly lower yielding securities, along with a few strategic higher yielding securities which also had short average lives. We were able to obtain a small gain on this transaction, and the proceeds from the sale were used to purchase mortgage-backed securities at higher yields. This realignment transaction reduced the amount of securities repricing in the short term and is expected to partially mitigate our exposure to a decreasing rate environment.
The securities portfolio tax-equivalent yield was 2.31% for the nine months ended September 30, 2019, compared to 2.17% for the nine months ended September 30, 2018. The increase in yield for the nine months ended September 30, 2019, compared to the same period for 2018, was primarily due to purchasing $122.8 million of securities from September 30, 2018 to September 30, 2019, at higher yields than the existing portfolio yield at the time of the purchases.
The carrying values of our securities classified as AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in stockholders’ equity. Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of September 30, 2019, the net unrealized gain of the AFS securities portfolio was $347,000, or 0.1% of the total carrying value of the portfolio, as compared to a net unrealized loss of $9.5 million, or 3.0% of the total carrying value of the portfolio, as of December 31, 2018.
The fair value of our equity securities was $4.0 million as of September 30, 2019, with a recognized gain of $133,000 for the nine months ended September 30, 2019, compared to a fair value of $3.8 million as of December 31, 2018, with a recognized loss of $85,000 for the year ended December 31, 2018. Prior to the 2018 adoption of ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), mutual fund securities were included in AFS securities.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2019, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	Amounts as of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities AFS:
Mortgage-backed securities	$246,868	$489	$(1,225)	$246,132
Municipal bonds	84,660	1,298	(262)	85,696
U.S. agency securities	10,025	61	(14)	10,072
Total Securities AFS	$341,553	$1,848	$(1,501)	$341,900

	Amounts as of December 31,2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877
The following tables show the fair value of AFS securities which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The yields shown in the tables indicate tax equivalent projected book yields as of the dates indicated.

	Amounts as of September 30, 2019 which mature
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities AFS:
Mortgage-backed securities	$61	2.93%	$21,178	1.77%	$36,707	1.99%	$188,186	2.35%	$246,132	2.25%
Municipal bonds	—	—%	12,594	2.05%	36,405	2.73%	36,697	3.37%	85,696	2.90%
U.S. agency securities	13	2.81%	1,024	2.11%	5,127	2.59%	3,908	2.77%	10,072	2.61%
Total Securities AFS	$74	2.91%	$34,796	1.88%	$78,239	2.37%	$228,791	2.52%	$341,900	2.42%

(1)	Tax equivalent projected book yield as of the date indicated.

	Amounts as of December 31, 2018 which mature
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities AFS:
Mortgage-backed securities	$9	2.70%	$29,591	1.73%	$45,409	1.98%	$139,679	2.23%	$214,688	2.11%
Municipal bonds	5,647	2.35%	10,084	2.26%	35,727	2.60%	16,817	3.51%	68,275	2.76%
U.S. agency securities	6,934	1.44%	9,348	2.67%	4,670	2.53%	1,963	2.81%	22,915	2.28%
U.S. treasury securities	—	—%	1,999	2.84%	—	—%	—	—%	1,999	2.84%
Total Securities AFS	$12,590	1.85%	$51,022	2.05%	$85,806	2.27%	$158,459	2.37%	$307,877	2.27%

(1)	Tax equivalent projected book yield as of the date indicated.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of September 30, 2019, loans HFI were $1.41 billion, an increase of $84.7 million, or 6.4%, compared to $1.33 billion as of December 31, 2018. New loan origination activity was normal for the first nine months and spread across all of our markets, with our newer markets experiencing the most growth.
Loans HFI by category and loans HFS are summarized below as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Commercial real estate	$518,286	36.7%	$454,689	34.2%
One-to-four family residential	417,318	29.5%	406,963	30.7%
Construction and development	120,025	8.5%	102,868	7.7%
Commercial and industrial	266,322	18.8%	275,881	20.8%
Tax-exempt	57,422	4.1%	60,104	4.5%
Consumer	33,789	2.4%	27,933	2.1%
Total loans HFI	$1,413,162	100.0%	$1,328,438	100.0%
Total loans HFS	$4,113		$2,904
Loans to borrowers in the health care industry were 9.2% of loans HFI as of September 30, 2019, compared to 9.1% as of December 31, 2018. This group predominantly includes loans to the nursing and residential care facilities sector that were 5.1% of loans HFI as of September 30, 2019 and December 31, 2018, as well as loans to the ambulatory health care services sector that were 4.0% of loans HFI as of September 30, 2019, compared to 3.9% as of December 31, 2018. Energy related credits were 2.3% of loans HFI as of September 30, 2019, compared to 2.9% as of December 31, 2018.
Nonperforming Assets
NPAs consist of nonperforming loans and property acquired through foreclosures or repossession. Nonperforming loans include loans that are contractually past due 90 days or more and loans that are on nonaccrual status. Loans are considered past due when principal and interest payments have not been received as of the date such payments are due.
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
Asset quality is managed through disciplined underwriting policies, continual monitoring of loan performance, and focused management of NPAs. There can be no assurance, however, that the loan portfolio will not become subject to losses due to declines in economic conditions, deterioration in the financial condition of our borrowers, or a decline in the value of collateral.
Asset quality improved in the third quarter of 2019. NPAs as of September 30, 2019, dropped to $8.0 million compared to $13.2 million as of June 30, 2019, due to receipt of $5.1 million in payoffs on loans reported as past due in the second quarter of 2019. NPAs as of September 30, 2019 compared to December 31, 2018, increased $827,000, or 11.6%, from $7.1 million primarily due to foreclosed real estate acquired in resolution of nonperforming loans. The ratio of NPAs to total assets improved to 0.41% as of September 30, 2019, from 0.70% as of June 30, 2019. The ratio of NPAs to total assets was 0.38% as of December 31,2018.

Nonperforming loan and asset information is summarized below:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$6,347	$5,560
Accruing loans 90 or more days past due	301	939
Total nonperforming loans	6,648	6,499
Foreclosed assets:
Real estate	1,307	646
Other	17	—
Total foreclosed assets	1,324	646
Total NPAs	$7,972	$7,145

Troubled debt restructurings:(1)
Nonaccrual loans	$3,453	$3,540
Accruing loans 90 or more days past due	—	—
Performing loans	1,655	1,572
Total troubled debt restructurings	$5,108	$5,112

Nonperforming loans to loans HFI(1)	0.47%	0.49%
NPAs to total assets	0.41%	0.38%

(1)	Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
Nonaccrual loans are summarized below by category:

	September 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans by category:
Real estate:
Commercial real estate	$1,949	$1,362
One-to-four family residential	637	424
Construction and development	53	55
Commercial and industrial	3,690	3,675
Tax-exempt	—	—
Consumer	18	44
Total	$6,347	$5,560
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
As of September 30, 2019, loans classified as pass were 97.4% of loans HFI and loans classified as special mention and substandard were 1.6% and 1.0%, respectively, of loans HFI. There were no loans as of September 30, 2019, classified as doubtful or loss. As of December 31, 2018, loans classified as pass were 96.7% of loans HFI and loans classified as special mention and substandard were 1.7% and 1.6%, respectively, of loans HFI. There were no loans as of December 31, 2018, classified as doubtful or loss.
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

When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable supportable forecasts. This model will replace the existing incurred loss model. As an SEC registrant with smaller reporting company filing status, CECL is effective January 1, 2023. Refer to Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements in Item 1 of this report for more information on ASU No. 2016-13.
As of September 30, 2019, the allowance for loan losses totaled $13.9 million, or 0.98% of loans HFI. As of December 31, 2018, the allowance for loan losses totaled $12.5 million, or 0.94% of loans HFI. The increase of $1.4 million was due to the nine month provision for loan losses offset by a slight net charge-off position for the period. The increase in commercial charge-offs and recoveries was primarily due to commercial deposit accounts that were charged off and subsequently recovered in the second quarter of 2019.
The provision for loan losses for the nine months ended September 30, 2019, was $1.4 million, down $32,000, or 2.2%, from $1.5 million for the nine months ended September 30, 2018.

The following table displays activity in the allowance for loan losses for the periods shown:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Loans HFI	$1,413,162	$1,333,362
Average loans outstanding	$1,375,129	$1,302,848

Allowance for loan losses at beginning of period	$12,524	$10,895
Provision for loan losses	1,432	1,464
Charge-offs:
Real estate:
Commercial real estate	—	(27)
One-to-four family residential	(15)	(4)
Commercial and industrial	(574)	(86)
Consumer	(240)	(280)
Total charge-offs	(829)	(397)
Recoveries:
Real estate:
One-to-four family residential	3	153
Construction and development	88	—
Commercial and industrial	582	8
Consumer	106	126
Total recoveries	779	287
Net (charge-offs) recoveries	(50)	(110)
Allowance for loan losses at end of period	$13,906	$12,249
Allowance for loan losses to loans HFI	0.98%	0.92%
Net charge-offs to average loans outstanding	0.00%	0.01%

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
Total deposits increased $31.3 million, or 1.9%, to $1.68 billion as of September 30, 2019, from $1.65 billion as of December 31, 2018. Noninterest-bearing deposits increased by $67.2 million, or 12.3%, to $615.1 million due to normal fluctuations in customer account balances and adding new accounts. Noninterest-bearing deposits as a percentage of total deposits were 36.68% as of September 30, 2019, compared to 33.29% as of December 31, 2018. Interest-bearing deposits decreased by $35.9 million, or 3.3%, to $1.06 billion with the largest decrease in NOW accounts. The NOW account decrease was primarily due to public entity customers utilizing their annual funds over the year.

The following table presents deposits by account type as of the dates indicated and the dollar and percentage change between periods:

	September 30, 2019		December 31, 2018		Change from December 31, 2018 to September 30, 2019
	Balance	% of Total	Balance	% of Total	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing deposits	$615,051	36.7%	$547,880	33.3%	$67,171	12.3%
Interest-bearing deposits:
Money market accounts	352,030	21.0%	358,575	21.8%	(6,545)	(1.8)%
Time deposits <= $250,000	247,772	14.7%	248,274	15.1%	(502)	(0.2)%
Time deposits > $250,000	90,044	5.4%	81,954	5.0%	8,090	9.9%
NOW accounts	268,169	16.0%	304,545	18.5%	(36,376)	(11.9)%
Savings accounts	103,785	6.2%	104,355	6.3%	(570)	(0.5)%
Total Interest-bearing deposits	$1,061,800	63.3%	$1,097,703	66.7%	$(35,903)	(3.3)%
Total deposits	$1,676,851	100.0%	$1,645,583	100.0%	$31,268	1.9%
The following table presents deposits by customer type as of the dates indicated and the dollar and percentage change between periods:

	September 30, 2019		December 31, 2018		Change from December 31, 2018 to September 30, 2019
	Balance	% of Total	Balance	% of Total	$ Change	% Change
	(Dollars in thousands)
Consumer	$874,735	52.2%	$869,725	52.8%	$5,010	0.6%
Commercial	683,854	40.8%	611,903	37.2%	71,951	11.8%
Public	118,262	7.0%	163,955	10.0%	(45,693)	(27.9)%
Total deposits	$1,676,851	100.0%	$1,645,583	100.0%	$31,268	1.9%
The following table presents the maturity distribution of our time deposits of $100,000 or more as of September 30, 2019:

September 30, 2019
(in thousands)
Three months or less	$36,704
Over three months through six months	34,441
Over six months through 12 months	72,117
Over 12 months through three years	56,775
Over three years	23,079
Total	$223,116
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
The following table is a summary of the terms of our floating rate junior subordinated debentures as of September 30, 2019 and December 31, 2018:

	Issuance Date	Maturity Date	Redemption Date	Amount Outstanding September 30, 2019	Amount Outstanding December 31, 2018	Interest Rate as of the Redemption Date		Rate as of December 31, 2018
	(Dollars in thousands)
Trust II	May 28, 2003	May 28, 2033	June 30, 2019	$—	$3,093	5.84%	(2)	5.65%
Trust III	April 20, 2005	June 15, 2035	June 17, 2019	—	3,093	4.58%	(3)	4.30%
FBT CT I(1)	September 4, 2003	August 8, 2033	August 8, 2019	—	5,155	5.58%	(4)	5.34%
Total				$—	$11,341

(1)	On April 1, 2013, we assumed $5.2 million of floating rate junior subordinated debentures and FBT CT I in conjunction with the acquisition of Fidelity Bancorp, Inc.

(2)	The trust preferred securities had a variable rate and repriced quarterly based on three-month LIBOR plus 3.25%, with the last reprice date on March 28, 2019.

(3)	The trust preferred securities had a variable rate and repriced quarterly based on three-month LIBOR plus 1.97%, with the last reprice date on March 13, 2019.

(4)	The trust preferred securities had a variable rate and repriced quarterly based on three-month LIBOR plus 3.00%, with the last reprice date on April 29, 2019.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of September 30, 2019, was $245.4 million, compared to $193.7 million as of December 31, 2018, an increase of $51.7 million, or 26.7%. This increase was attributable to the $26.8 million of proceeds from the IPO, net of expenses and underwriting commissions, that was completed on May 7, 2019, net income for the nine months ended September 30, 2019, of $18.1 million, and a $7.8 million, net of tax, market adjustment to AOCI related to AFS securities, partially offset by $1.3 million in cash dividends.
As of September 30, 2019 and December 31, 2018, Red River Bank was in compliance with all applicable regulatory capital requirements, and was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. On September 17, 2019, the FDIC and other bank regulators passed a final rule on the community bank leverage ratio. The Bank has not yet determined whether it will elect to use the community bank leverage ratio to measure its capital adequacy following the time that the new rule becomes effective. Refer to Note 7 - Regulatory Capital Requirements in the notes to the unaudited consolidated financial statements in Item 1 of this report for more information on this ratio.
RESULTS OF OPERATIONS
Net income for the third quarter of 2019, was $6.8 million, or $0.93 per diluted common share, an increase of $705,000, or 11.5%, compared to $6.1 million, or $0.91 per diluted common share, in the third quarter of 2018, adjusted to give effect to the 2018 2-for-1 stock split. The increase in net income was due to a $899,000 increase in net interest income, a $148,000 decrease in the provision for loan losses, a $445,000 increase in noninterest income, offset by a $704,000 increase in operating expenses. The return on assets for the third quarter of 2019 was 1.42%, compared to 1.36% for the third quarter of 2018. The return on equity was 11.20% for the third quarter of 2019 and 12.96% for the third quarter of 2018. Our efficiency ratio for the third quarter of 2019, was 57.75% compared to 58.12% for the third quarter of 2018.
Net income for the nine months ended September 30, 2019, was $18.1 million, or $2.57 per diluted common share, an increase of $1.2 million, or 7.0%, compared to $16.9 million, or $2.50 per diluted common share, for the nine months ended September 30, 2018, adjusted to give effect to the 2018 2-for-1 stock split. The increase in net income is due to a $3.5 million increase in net interest income, a $1.0 million increase in noninterest income, offset by a $3.0 million increase in operating expenses. The return on assets for the nine months ended September 30, 2019 and for the same period in the prior year was consistent at 1.28%. The return on equity was 10.91% for the nine months ended September 30, 2019 and 12.35% for the nine months ended September 30, 2018. Our efficiency ratio for the nine months ended September 30, 2019, was 60.00% compared to 59.48% for the nine months ended September 30, 2018.

Net Interest Income and Net Interest Margin
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
Net interest income increased by $899,000, or 5.9%, to $16.2 million for the three months ended September 30, 2019, from $15.3 million for the three months ended September 30, 2018. Net interest income increased primarily due to a $96.4 million, or 5.6%, increase in average interest-earning assets between the third quarter of 2019 and 2018. The junior subordinated debentures were paid off in June and August 2019, eliminating the higher rate, long-term debt.
The net interest margin, on an FTE basis, was 3.55% for the three months ended September 30, 2019, and 3.54% for the three months ended September 30, 2018. The average yield on interest-earning assets for the three months ended September 30, 2019, was 4.06%, an 11 basis point increase from 3.95% for the same period in 2018, while the average cost of deposits for the three months ended September 30, 2019, was 0.60%, 14 basis points higher than the 0.46% cost of deposits for the same period in 2018.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1,2)	$1,408,146	$16,578	4.61%	$1,333,720	$15,285	4.49%
Securities - taxable	255,846	1,352	2.11%	270,179	1,368	2.02%
Securities - tax-exempt	77,047	448	2.33%	56,242	321	2.29%
Federal funds sold	32,461	178	2.15%	15,761	82	2.02%
Interest-bearing balances due from banks	38,676	213	2.16%	39,657	197	1.95%
Nonmarketable equity securities	1,342	10	2.99%	1,292	9	2.71%
Investment in trusts	64	2	10.91%	341	4	5.23%
Total interest-earning assets	1,813,582	$18,781	4.06%	1,717,192	$17,266	3.95%
Allowance for loan losses	(13,755)			(11,962)
Noninterest earning assets	110,062			88,833
Total assets	$1,909,889			$1,794,063
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$724,219	$972	0.53%	$697,485	$689	0.39%
Time deposits	338,330	1,542	1.81%	320,955	1,129	1.40%
Total interest-bearing deposits	1,062,549	2,514	0.94%	1,018,440	1,818	0.71%
Junior subordinated debentures	2,129	73	13.64%	11,341	150	5.25%
Other borrowings	22	—	2.80%	303	3	3.24%
Total interest-bearing liabilities	1,064,700	$2,587	0.96%	1,030,084	$1,971	0.76%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	586,664			566,056
Accrued interest and other liabilities	16,084			9,863
Total noninterest-bearing liabilities:	602,748			575,919
Stockholders’ equity	242,441			188,060
Total liabilities and stockholders’ equity	$1,909,889			$1,794,063
Net interest income		$16,194			$15,295
Net interest spread			3.10%			3.19%
Net interest margin			3.50%			3.49%
Net interest margin FTE(3)			3.55%			3.54%
Cost of deposits			0.60%			0.46%
Cost of funds			0.57%			0.46%

(1)	Includes average outstanding balances of loans HFS of $6.0 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
Net interest income increased by $3.5 million, or 8.0%, to $47.3 million for the nine months ended September 30, 2019, from $43.8 million for the nine months ended September 30, 2018. Net interest income improved as a result of a $102.4 million, or 6.1%, increase in average interest-earning assets between the nine months ended September 30, 2019 and 2018, combined with a higher net interest margin. Interest expense on the junior subordinated debentures decreased with their payoff in June and August 2019.
The net interest margin, on an FTE basis, increased seven basis points to 3.53% for the nine months ended September 30, 2019, from 3.46% for the nine months ended September 30, 2018. The net interest margin for the nine months ended September 30, 2019 benefited from a higher interest rate environment between January and July 2019, compared to the interest rate environment for the nine months ended September 30, 2018. The average yield on interest-

earning assets for the nine months ended September 30, 2019, was 4.05%, a 20 basis point increase from 3.85% for the same period in 2018, while the average cost of deposits for the nine months ended September 30, 2019, was 0.59%, 16 basis points higher than the 0.43% cost of deposits for the same period in 2018.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1,2)	$1,375,129	$48,026	4.61%	$1,302,848	$43,307	4.38%
Securities - taxable	256,618	4,074	2.12%	281,683	4,255	2.01%
Securities - tax-exempt	71,892	1,273	2.36%	58,032	999	2.30%
Federal funds sold	34,019	603	2.34%	14,547	196	1.78%
Interest-bearing balances due from banks	53,759	935	2.30%	31,880	423	1.75%
Nonmarketable equity securities	1,325	19	1.86%	1,283	14	1.43%
Investment in trusts	242	11	6.23%	341	13	4.91%
Total interest-earning assets	1,792,984	$54,941	4.05%	1,690,614	$49,207	3.85%
Allowance for loan losses	(13,267)			(11,482)
Noninterest earning assets	105,793			88,552
Total assets	$1,885,510			$1,767,684
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$736,947	$2,930	0.53%	$705,099	$1,909	0.36%
Time deposits	335,201	4,330	1.73%	319,239	3,109	1.30%
Total interest-bearing deposits	1,072,148	7,260	0.91%	1,024,338	5,018	0.65%
Junior subordinated debentures	8,044	385	6.39%	11,341	410	4.83%
Other borrowings	7	—	2.80%	246	6	3.46%
Total interest-bearing liabilities	1,080,199	$7,645	0.95%	1,035,925	$5,434	0.70%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	568,053			539,269
Accrued interest and other liabilities	15,756			9,439
Total noninterest-bearing liabilities:	583,809			548,708
Stockholders’ equity	221,502			183,051
Total liabilities and stockholders’ equity	$1,885,510			$1,767,684
Net interest income		$47,296			$43,773
Net interest spread			3.10%			3.15%
Net interest margin			3.48%			3.42%
Net interest margin FTE(3)			3.53%			3.46%
Cost of deposits			0.59%			0.43%
Cost of funds			0.57%			0.43%

(1)	Includes average outstanding balances of loans HFS of $4.1 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2019 vs 2018			September 30, 2019 vs 2018
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$789	$504	$1,293	$2,381	$2,338	$4,719
Securities - taxable	(98)	82	(16)	(474)	293	(181)
Securities - tax-exempt	119	8	127	239	35	274
Federal funds sold	86	10	96	263	144	407
Interest-bearing balances due from banks	(7)	23	16	283	229	512
Nonmarketable equity securities	—	1	1	—	5	5
Investment in trusts	(4)	2	(2)	(4)	2	(2)
Total interest income	$885	$630	$1,515	$2,688	$3,046	$5,734
Interest-bearing liabilities:
Interest-bearing transaction deposits	$24	$259	$283	$77	$944	$1,021
Time deposits	65	348	413	162	1,059	1,221
Total interest-bearing deposits	89	607	696	239	2,003	2,242
Junior subordinated debentures	(122)	45	(77)	(119)	94	(25)
Other borrowings	(2)	(1)	(3)	(6)	—	(6)
Total interest expense	$(35)	$651	$616	$114	$2,097	$2,211
Increase (decrease) in net interest income	$920	$(21)	$899	$2,574	$949	$3,523
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
The provision for loan losses for the three months ended September 30, 2019, was $378,000, a decrease of $148,000, or 28.1%, from $526,000 for the three months ended September 30, 2018. The provision for loan losses for the nine months ended September 30, 2019, was $1.4 million, a decrease of $32,000, or 2.2%, from $1.5 million for the nine months ended September 30, 2018. The provision for loan losses decreased during the three month and nine month periods ended September 30, 2019, primarily as a result of improved asset quality.
The allowance for loan losses to loans HFI was 0.98% as of September 30, 2019, compared to 0.92% as of September 30, 2018.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card fees, fees related to the sale of mortgage loans, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $445,000 to $4.4 million for the three months ended September 30, 2019, compared to $3.9 million for the three months ended September 30, 2018. The increase in noninterest income was mainly due to higher mortgage loan income, higher brokerage income, and to a change in equity securities mark-to-market valuation. These increases were partially offset by a decrease in other income.
Noninterest income increased $1.0 million to $11.8 million for the nine months ended September 30, 2019, compared to $10.8 million for the nine months ended September 30, 2018. The increase in noninterest income was due to higher mortgage loan income, a change in equity securities mark-to-market valuation, higher loan and deposit income, higher brokerage income, and higher other income. These increases were partially offset by lower deposit service charge income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,195	$1,162	$33	2.8%	$3,304	$3,486	$(182)	(5.2)%
Debit card income, net	833	786	47	6.0%	2,314	2,254	60	2.7%
Mortgage loan income	1,014	623	391	62.8%	2,186	1,675	511	30.5%
Brokerage income	561	469	92	19.6%	1,552	1,395	157	11.3%
Loan and deposit income	404	346	58	16.8%	1,131	943	188	19.9%
Bank-owned life insurance income	137	139	(2)	(1.4)%	407	415	(8)	(1.9)%
Gain (Loss) on equity securities	30	(30)	60	200.0%	133	(122)	255	209.0%
Gain (Loss) on sale of investments	5	(9)	14	155.6%	5	32	(27)	(84.4)%
Other income	207	455	(248)	(54.5)%	749	686	63	9.2%
Total Noninterest Income	$4,386	$3,941	$445	11.3%	$11,781	$10,764	$1,017	9.4%

Mortgage loan income increased $391,000 to $1.0 million for the third quarter of 2019, compared to the same quarter prior year and increased $511,000 to $2.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in both periods was a result of increased demand for new and refinanced mortgage loans due to a lower mortgage interest rate environment and a higher dollar amount of mortgage loans closed.
Brokerage income increased $92,000 for the third quarter of 2019, compared to the third quarter of 2018. For the nine months ended September 30, 2019, brokerage income increased $157,000 to $1.6 million compared to $1.4 million for the nine months ended September 30, 2018. Red River Bank's investment group has experienced incremental revenue growth over the last 12 months.
The gain or loss on equity securities is a mark-to-market adjustment primarily driven by a change in the interest rate environment. Due to fluctuations in market rates between periods, equity securities had a mark-to-market gain of $30,000 for third quarter of 2019, compared to a $30,000 loss for the third quarter of 2018, and a mark-to-market gain of $133,000 for the nine months ended September 30, 2019, compared to a $122,000 loss for the same period in 2018.
Loan and deposit income increased $188,000 to $1.1 million for the nine months ended September 30, 2019, compared to the same period in 2018. Approximately $141,000 was attributed to higher credit card income due to a larger number of credit cards outstanding and more credit card transaction volume in 2019.
Other income decreased $248,000 for the quarter ended September 30, 2019, compared to the same quarter prior year. This reduction related to a $211,000 decrease in gain on other real estate owned and a $51,000 decrease in distributions from an SBIC limited partnership of which Red River Bank is a member.
Other income increased $63,000 for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The improvement in other income was mainly due to a $266,000 increase in distributions and dividends from an SBIC limited partnership of which Red River Bank is a member, which was partially offset by a $239,000 decrease in gain on other real estate owned.

Service charges on deposit accounts decreased $182,000 for the nine months ended September 30, 2019, compared to the same period prior year. The decrease is mainly due to a system change relating to overdraft processing on electronic transactions that was made in late 2018 which was partially offset by new deposit fees implemented in June 2019.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. Operating expenses increased $704,000 to $11.9 million for the three months ended September 30, 2019, compared to $11.2 million for the three months ended September 30, 2018. The increase in operating expenses was mainly due to higher personnel expense and other taxes expense, offset by the lack of an FDIC insurance assessment in the third quarter of 2019.
Operating expenses increased $3.0 million to $35.4 million for the nine months ended September 30, 2019, compared to $32.4 million for the nine months ended September 30, 2018. The increase in operating expenses were primarily a result of higher personnel, occupancy, loan and deposit, advertising, and other taxes, partially offset by the lack of an FDIC insurance assessment in the third quarter of 2019.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
	(Dollars in thousands)
Personnel expenses	$7,007	$6,625	$382	5.8%	$20,652	$19,255	$1,397	7.3%
Non-staff expenses:
Occupancy and equipment expenses	1,199	1,152	47	4.1%	3,708	3,313	395	11.9%
Technology expenses	595	507	88	17.4%	1,697	1,549	148	9.6%
Advertising	216	193	23	11.9%	821	579	242	41.8%
Other business development expenses	266	303	(37)	(12.2)%	827	850	(23)	(2.7)%
Data processing expense	479	437	42	9.6%	1,420	1,257	163	13.0%
Other taxes	425	325	100	30.8%	1,234	1,016	218	21.5%
Loan and deposit expenses	285	242	43	17.8%	901	644	257	39.9%
Legal and professional expenses	436	382	54	14.1%	1,138	1,050	88	8.4%
Other operating expenses	977	1,015	(38)	(3.7)%	3,049	2,924	125	4.3%
Total operating expenses	$11,885	$11,181	$704	6.3%	$35,447	$32,437	$3,010	9.3%
Personnel expenses increased $382,000 to $7.0 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, and increased $1.4 million to $20.7 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. As of September 30, 2019 and 2018, we had 323 and 318 full-time equivalent employees, respectively, with an increase of five full-time equivalent employees. The increase in personnel related to an increase in back office staff to support increasing volumes and to prepare to operate as a public company, as well as personnel for the Covington area which opened as a full-service banking center in the third quarter of 2019. Also, revenue-based commission compensation increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to higher mortgage and brokerage income.
Occupancy and equipment expenses increased $395,000 to $3.7 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was due to banking location improvements and expansion throughout Louisiana. In the second quarter of 2018, a small LPO in the Southwest (Lake Charles) market was closed and replaced with a larger banking center location resulting in higher occupancy expenses in 2019. In 2019, we expanded the market headquarters building in the Southeast (Baton Rouge) market, providing a central office for commercial, mortgage, investment, and private banking department operations. In the second quarter of 2019, we opened an LPO in a new market, Northshore (Covington, Louisiana), resulting in higher occupancy expenses.
Advertising expense increased $242,000 to $821,000 for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was due to more media campaigns and marketing events in our newer markets in the second quarter of 2019.
Other taxes increased $100,000 to $425,000 for the third quarter of 2019, as compared to the third quarter of 2018, and increased $218,000 to $1.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase in both periods was due to higher State of Louisiana bank stock tax. Bank stock tax increased due to having higher deposit account balances and higher net income for the applicable tax years.

Loan and deposit expenses increased $257,000 to $901,000 for the nine months ended September 30, 2019, compared to the first nine months of 2018. The increase was primarily a result of incurring approximately $87,000 of nonrecurring loan development expenses in the second quarter of 2019, $54,000 higher credit card expenses related to a larger number of credit cards outstanding and more credit card transaction volume in 2019, and $42,000 lower reimbursement of collection expenses related to receiving payoffs of past due loans in 2019. Additionally, the nine months ended September 30, 2018, benefited from the receipt of a $71,000 negotiated rebate from a vendor, resulting in lower loan and deposit expenses during that period.
FDIC insurance assessment expense is included in other operating expenses. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the third quarter of 2019. Therefore, no FDIC insurance assessment expense was incurred for the third quarter of 2019 compared to $121,000 for the second quarter of 2019 and $134,000 for the third quarter of 2018. The FDIC insurance assessment expense for the nine months ended September 30, 2019, was $250,000 compared to $396,000 for the nine months ended September 30, 2018.
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
For the three months ended September 30, 2019 and 2018, income tax expense totaled $1.5 million and $1.4 million, respectively. Our effective income tax rates for the three months ended September 30, 2019 and 2018, were 17.7% and 18.4%, respectively.
For the nine months ended September 30, 2019 and 2018, income tax expense totaled $4.1 million and $3.7 million, respectively. Our effective income tax rates for the nine months ended September 30, 2019 and 2018, were 18.5% and 18.1%, respectively.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2019, and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. In addition, we used a portion of the proceeds received in the IPO to redeem our junior subordinated debentures. For more information on these redemptions, see "Financial Condition - Junior Subordinated Debentures."
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of September 30, 2019, AFS securities totaled $341.9 million compared to $307.9 million as of December 31, 2018. Additionally, we maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million as of September 30, 2019 and December 31, 2018. There were no outstanding funds under these lines of credit as of September 30, 2019 or December 31, 2018. Other sources available for meeting liquidity needs include FHLB advances as well as repurchase agreements. As of September 30, 2019 and December 31, 2018, our net borrowing capacity from the FHLB was $584.5 million and $427.6 million, respectively. We had no borrowings from the FHLB, and we had not utilized any repurchase agreements, as of September 30, 2019 or December 31, 2018.
Our average total loans increased $63.1 million or 4.8% for the nine months ended September 30, 2019, as compared to average total loans for the twelve months ended December 31, 2018. Our average deposits increased $65.1 million, or 4.1%, for the nine months ended September 30, 2019, as compared to the average deposits for the twelve months ended December 31, 2018.

As of September 30, 2019, we had $272.3 million in outstanding commitments to extend credit and $12.7 million in commitments associated with outstanding standby letters of credit. As of December 31, 2018, we had $231.5 million in outstanding commitments to extend credit and $11.6 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
For the nine months ended September 30, 2019, and the year ended December 31, 2018, we had no exposure to known future cash requirements or capital expenditures of a material nature. As of September 30, 2019, we had cash and cash equivalents of $106.3 million compared to $151.9 million as of December 31, 2018. The decrease of $45.6 million, or 30.0%, was primarily due to funding of loans during the nine months ended September 30, 2019.
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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous and parallel movements in the yield curve compared to a flat yield curve scenario. Our nonparallel rate shock model involves analysis of interest income and expense under various changes in the shape of the yield curve.
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

	As of September 30, 2019		As of December 31, 2018
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Basis Points)
+300	18.5%	8.7%	19.2%	7.1%
+200	12.7%	7.0%	12.9%	5.1%
+100	6.6%	4.5%	6.6%	3.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(7.2)%	(9.7)%	(6.6)%	(5.0)%
-200	(11.9)%	(22.0)%	(14.6)%	(13.4)%
The results above, as of September 30, 2019 and December 31, 2018, demonstrate that our balance sheet is asset sensitive. The impact of our floating rate loans and floating rate transaction deposits are reflected in the results shown in the above table. As of September 30, 2019, floating rate loans were 16.0% of the loan portfolio and floating rate transaction deposits were 6.8% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2019, total intangible assets were $1.5 million, which is less than 1.0% of total assets.

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	September 30,	June 30,	September 30,
	2019	2019	2018
	(Dollars in thousands, except per share data)
Tangible common equity
Total stockholders' equity	$245,389	$237,911	$189,131
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity	$243,843	$236,365	$187,585
Common shares outstanding(1)	7,306,221	7,300,246	6,733,848
Book value per common share	$33.59	$32.59	$28.09
Tangible book value per common share	$33.37	$32.38	$27.86

Tangible assets
Total assets	$1,938,854	$1,892,918	$1,816,296
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets	$1,937,308	$1,891,372	$1,814,750
Total stockholder's equity to assets	12.66%	12.57%	10.41%
Tangible common equity to tangible assets	12.59%	12.50%	10.34%

(1)	September 30, 2018 amount adjusted to give effect to the 2018 2-for-1 stock split.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in the Company’s Prospectus that was filed with the SEC on May 3, 2019, relating to its IPO under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2019, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.”
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect the Company's business, financial condition, and results of operations, see the information under the heading "Risk Factors" in the Company's Prospectus that was filed with the SEC on May 3, 2019, relating to its IPO. There have been no material changes to the risk factors disclosed in the Prospectus.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.	Exhibits and Financial Statement Schedules

NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
10.1	Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Directors of Red River Bancshares, Inc. and Subsidiaries
10.2	Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Senior Management Employees of Red River Bancshares, Inc. and Subsidiaries

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

RED RIVER BANCSHARES, INC.

Date: November 14, 2019	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)