Form 10-K
period 2019-12-31
RED RIVER BANCSHARES INC
filed 2020-03-27
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission file number 001-38888

Red River Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1412058
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1412 Centre Court Drive, Suite 501,	Alexandria,	Louisiana	71301
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (318) 561-5028

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RRBI	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $230.7 million as of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".
As of March 16, 2020, the registrant had 7,322,532 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders of Red River Bancshares, Inc. to be held on June 10, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the Registrant's fiscal year ended December 31, 2019.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this report to “Red River Bank,” the “bank,” and the “Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this report are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2018 2-for-1 stock split
A stock split that was accomplished by a stock dividend with a record date of October 1, 2018, whereby each holder of the Company's common stock received one additional share of common stock for each share owned as of such date.

ACH	Automated clearing house
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
Director Compensation Program	Compensation program which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Dodd-Frank Act	Dodd-Frank and Wall Street Consumer Protection Act of 2010
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FBT CT I	FBT Capital Trust I, a Delaware statutory trust
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	United States Federal Housing Administration
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
IPO	Initial public offering
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Interbank Offered Rate
LPO	Loan production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal

ABBREVIATION OR ACRONYM	DEFINITION
NPA(s)	Nonperforming asset(s)
OFAC	Office of Foreign Assets Control
OFI	Office of Financial Institutions
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
Source BIDCO	Source Business and Industrial Development Company, LLC
Tax Reform Act	Tax Cuts and Jobs Act of 2017
TDR(s)	Troubled debt restructuring(s)
Trust II	Red River Statutory Trust II, a Connecticut statutory trust
Trust III	Red River Statutory Trust III, a Delaware statutory trust
USD	United States dollar
VA	United States Department of Veterans Affairs

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words, or such other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•	changes in the value of collateral securing our loans;

•	risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;

•	deterioration of our asset quality;

•	the adequacy of our reserves, including our allowance for loan losses;

•	operational risks associated with our business;

•	natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	our ability to prudently manage our growth and execute our strategy;

•	compliance with the extensive regulatory framework that applies to us;

•	uncertainty regarding the future of LIBOR and the impact of any replacement alternatives on our business;

•	changes in the laws, rules, regulations, interpretations, or policies relating to financial institution, accounting, tax, trade, monetary, and fiscal matters;

•
the impact of recent and future legislative and regulatory changes, including the Tax Reform Act, the Economic Growth Act, and other changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators; and

•	other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Additional information on these and other risk factors can be found in "Item 1A. Risk Factors" of this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I
Item 1. Business
OUR COMPANY
Red River Bancshares, Inc., a Louisiana corporation, was founded in 1998 and is a bank holding company headquartered in Alexandria, Louisiana. Through our wholly owned subsidiary, Red River Bank, a Louisiana state-chartered bank, we provide a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers.
We operate from a network of 25 banking centers throughout Louisiana. Banking centers are located in the following Louisiana markets: Central Louisiana, which includes the Alexandria MSA; Northwest Louisiana, which includes the Shreveport-Bossier City MSA; Southeast Louisiana, which includes the Baton Rouge MSA; Southwest Louisiana, which includes the Lake Charles MSA, and the Northshore, which includes Covington. As of December 31, 2019, we were the seventh largest financial institution headquartered in Louisiana based on assets, with total assets of $1.99 billion, loans HFI of $1.44 billion, total deposits of $1.72 billion, and total stockholders’ equity of $251.9 million.
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
We completed an IPO of our common stock in May 2019 as an emerging growth company under the JOBS Act. Our common stock is listed on the Nasdaq Global Select Market under the symbol "RRBI."
OUR BANKING PHILOSOPHY AND BUSINESS STRATEGY
Our goal is to offer the best products and services delivered through a personal, customer-focused, integrity-centered culture. Our culture is “top down,” emphasizing the importance of exceptional customer service and strong relationships at every level. We are dedicated to the success and satisfaction of our customers and this commitment ensures our own continued success and allows us to deliver consistent performance to our shareholders. We credit our twenty-one year track record of achievement to a disciplined implementation of this clear and focused banking philosophy.
Our mission is to be the premier statewide banking organization in Louisiana. We strive to differentiate ourselves from our competitors by providing the best of “relationship-based” banking that is tailored to meet the needs of the small and medium-sized businesses operating within our banking markets, as well as the owners and employees of those businesses, and executives, professionals, and individuals with strong ties to our banking markets. In our experience, these customers place a high value on the type of long-term, personal relationship with their bank and banker that we provide. We grow our business one customer at a time through this relationship-driven approach.
In addition to being dedicated to service excellence, we are committed to the Louisiana communities we serve. We believe our community connections help us maintain a level of brand recognition and a respected reputation, well beyond what would be typical for a bank of our size. This commitment to our communities builds a loyal customer base, and this loyal customer base helps us achieve strong organic growth and sustained profitability.
We attribute our success to incorporating this customer-driven banking philosophy into our business strategy.
Commercial Banking
We are primarily a business-focused banking organization, delivering specialized services to our commercial customers. We target privately-owned commercial and industrial operating companies for both credit and treasury management services, while also providing owners and key employees with the same customized, personal service for their individual financial needs. We attribute our long history of superior asset quality to our credit culture, which is built on a foundation of lending to businesses and management teams with established, proven track records. We offer these customers sophisticated products and services similar to those of much larger banks but delivered by bankers who can provide local and responsive decision-making, personal assistance, and an interest in the success of their businesses.
Real Estate Loans
Commercial Real Estate Loans (Owner Occupied). Given our strategy of focusing on the banking needs of established operating companies within our geographic footprint, 20.9% of loans HFI as of December 31, 2019, consisted of owner occupied office and industrial real estate loans. In addition to a proven management team and track record, we focus on businesses with a history of strong, recurring cash flows. In particular, we target wholesale and professional service companies, as well as businesses with unique strengths in niche markets. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well diversified by industry type.
Commercial Real Estate Loans (Non-Owner Occupied). Our pursuit of non-owner occupied commercial real estate properties is secondary and reserved primarily for developers and other persons or entities of influence in our local markets who present additional business and personal relationship opportunities. This strategy is evidenced by our modest level of these loans relative to our capital, which has been consistent for many years. We target property types with a greater ability to withstand changes in market forces. Our underwriting criteria for non-owner occupied properties is even more conservative than our underwriting criteria for owner occupied properties due to the higher inherent risks generally associated with the former. Our target rate of return is also higher for non-owner occupied commercial real estate loans. As of December 31, 2019, our non-owner occupied commercial real estate loans, construction and development loans, and non-real estate secured loans financing commercial real estate activities were 25.4% of loans HFI and represented 153.3% of the Bank’s total risk-based capital.
Commercial and Industrial Loans
We have expertise in meeting the financing needs of commercial operating companies. This expertise is a key strength of ours, both in terms of our front-line bankers and our credit approval personnel and processes. Our specialists in these areas understand the cash cycle, working capital, and the fixed asset acquisition needs of businesses, and this allows us to deliver customizable and effective financing solutions. Leveraging the knowledge base and experience of our bankers and executives, we recommend and utilize sound commercial and industrial loan structures that limit our risks as a lender, while also helping to drive the success of our clients’ businesses. Commercial and industrial loans comprised 18.6% of loans HFI as of December 31, 2019.
Treasury Management Services
Many of our clients and prospective clients have sophisticated depository needs. Our full array of commercial treasury services is designed to be competitive with banks of all sizes. Treasury management services include ACH, sweep, balance reporting (including current day and previous day activity), transfers between accounts, and stop payments. Cash management deposit products consist of remote deposit capture, merchant services, positive pay and reverse positive pay (automated fraud detection tools), account reconciliation services, zero balance accounts, and seep accounts, including loan sweep accounts. We have a dedicated team of Treasury Management Officers (“TMOs”) who partner with our commercial and private bankers to meet those needs. Our TMOs analyze clients’ account activity and cash utilization and then recommend and implement solutions that enhance our clients’ efficiency, mitigate risks to their businesses, and maximize their earnings on available liquidity. Our treasury management offerings and technological sophistication are core strengths, especially when combined with our ability to troubleshoot and resolve customer issues. Our TMOs provide in-person assistance with the initial setup of treasury services, as well as on-going client support post-implementation.
Personal Banking
Our personal banking business supports our commercial banking focus, provides attractive customer diversification, and enhances our growing base of core deposits. Key components of our personal banking business include our retail banking network, private banking services, residential mortgage lending, and investment services.
Retail Banking Network
A strategically placed network of banking centers in our markets is a fundamental element of our personal banking strategy. Our convenient network attracts customers, encouraging them to seek personal service and interact with our bankers, allowing us to deliver personal, relationship-based banking. This also supports the continued growth of our core deposit base. We are purposeful in choosing banking center locations and have sought out key locations in the Central, Northwest, Southeast, Southwest, and Northshore areas of Louisiana through de novo development, as well as through two whole-bank acquisitions. We have a footprint of 25 banking centers in growing and stable communities. Our banking centers strengthen our brand recognition and reputation across our markets. Our emphasis on having a strategic network of banking centers, staffed by experienced bankers, differentiates us from our national and regional bank competitors, who are increasingly moving their customers to digital banking only platforms with limited personal service.
Private Banking
Private banking is a crucial part of our personal banking strategy. Through our private banking group, we provide specialized deposit and loan products and services to high net worth individuals, business owners, and professionals. Consistent with our overall business philosophy, we seek to develop long-term relationships with our private banking clients through an emphasis on personal service and products tailored to their specific needs. From checking and savings products to sophisticated financing structures, we work to meet our clients’ changing needs with innovative solutions. Our private bankers are highly accessible for their clients, offering flexible scheduling for business meetings and loan closings.

This level of flexibility and service is sought out and valued by our private banking clients, many of whom are busy professionals with inflexible or on-call schedules. Our private banking group’s loan portfolio primarily consists of consumer home equity loans, portfolio mortgage loans, and commercial loans, and its deposit base primarily consists of consumer checking accounts, money market accounts, and time deposits.
Residential Mortgage Loans
Our mortgage lending group provides home mortgage loans that are sold on the secondary market. Loan types include conventional, VA, FHA, and Rural Development. In addition, the mortgage lending department plays a critical role in meeting our community reinvestment and fair lending goals. The mortgage group has a community specialist in each market focused on low-income and first-time home buyers, and we participate in various down payment assistance and low-income home loan programs to ensure the needs of our entire banking community are satisfied. We combine the power of local decision-making and in-house underwriting with the industry’s best mortgage lending products and services. We believe this approach helps differentiate us from our competitors. For the year ended December 31, 2019, our mortgage group originated $135.8 million in home mortgage loans.
Investment Services
We offer a broad range of products and services designed to meet the investment needs of all of our customers through our investment group. For the past 13 years, Cetera Investment Services LLC has served as our registered broker-dealer. We have recently announced that during the second quarter of 2020, we will convert from Cetera Investment Services LLC to LPL Financial as our registered broker-dealer. Our investment group executives, who are located in each of our markets and have an average of 20 years of industry experience, strive to fully understand each client’s unique financial situation, deliver a comprehensive plan, and provide the appropriate products to meet their needs. Our investment products include stocks, bonds, mutual funds, alternative investments, annuities, and insurance products. Through our partnership with SEC-registered investment advisors, our investment group also provides investment advisory services, financial planning services, and a comprehensive suite of retirement plans. The amount of investment assets under management by our investment group has experienced sustained growth and was $633.1 million as of December 31, 2019.
GROWTH AND EXPANSION STRATEGY
In order to accomplish our mission, we have concentrated our efforts on building our market presence in key metropolitan markets within the state of Louisiana where our target customers are underserved and well-suited for the commercial, retail, and private banking products and services that we provide. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities within our existing footprint and other strategic market areas that we believe complement our strategic plan. Our growth strategy includes the following:
Expand Market Share in Existing Markets
We want to be the market leader and have a significant market share in all the communities we serve. Organic growth is our primary focus, which may be supplemented with strategic, targeted acquisitions when and if appropriate. We intend to expand our banking center network by opening additional banking centers in our existing markets to provide our customers with more convenient banking locations. We understand that relationships are our strategic advantage, and we continually seek to identify and recruit experienced bankers with broad relationship networks within our existing markets. We then strengthen those relationships by offering personalized products and services. We also attract new customers through personal outreach by our bankers, with targeted marketing campaigns, and by advertising in a variety of traditional media and in social media. We also reach new customers by filling the void left by competitors who are closing banking offices. Other outreach activities include helping our communities during times of need and by having a presence at community events, such as with our branded ice cream trucks that give out free frozen treats. We encourage our bankers to take leadership roles in our communities, and we are well represented in a wide variety of non-profit, volunteer organizations in all our markets.
Identify and Recruit Talented Bankers
We believe that competition for customers starts with the competition for the best bankers. Whether we expand our presence in our existing markets, enter new markets organically, or make opportunistic acquisitions, adding talented bankers with extensive in-market experience is one of our primary strategies for continued success. In our experience, our brand of banking is attractive to motivated bankers from smaller institutions that lack the platform to engage in sophisticated transactions and also to bankers from larger institutions that lack our relationship-based approach to banking. We are committed to the continual development of talent within our company through education and promotions. We find that hiring committed, talented bankers and providing development and advancement opportunities leads to long-term continuity in our workforce, as well as a strong and talented employee base with which to fuel the long-term potential of our bank.

Opportunistic New Market Expansion
When evaluating potential new market opportunities, our standard due diligence includes both an assessment of the local economy as well as an analysis of the local banking landscape. In the past few years, we concluded that expansion opportunities existed in both Southwest Louisiana, which includes Lake Charles, and the Northshore, which includes Covington, for a community bank with the strength and scale of Red River Bank to carve out a meaningful market share position over the long term.
Lake Charles is the fastest-growing MSA in the state of Louisiana and one of the fastest growing in the southeastern U.S. Much of this growth is industrial in nature and is driven by growth in the liquefied natural gas sector. During the third quarter of 2017, we entered Lake Charles, and the Southwest Louisiana market, with a temporary LPO. In April of 2018, after operating the LPO for approximately eight months, we closed it and opened a business-focused banking center. This banking center is located in an office and retail development, and it utilizes a concierge-type service desk, rather than traditional teller lines and is the first of its kind for our company. As part of our continued Southwest Louisiana market expansion, in the fourth quarter of 2019, we purchased an existing banking center location in Sulphur, Louisiana. Sulphur encompasses the western portion of the Lake Charles MSA and is home to many major industrial projects either completed or under construction in Southwest Louisiana over the past several years. On March 23, 2020, we opened a full-service banking center at the Sulphur location. Also, we are actively evaluating the potential for a full service banking center in Lake Charles. This potential expansion would supplement our existing Lake Charles business-focused banking center, as well as the new Sulphur banking center.
As part of our new market expansion plan, we most recently entered the Northshore Louisiana market. The Northshore market is located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. The Northshore market includes the communities of Covington, Mandeville and Madisonville, all located in St. Tammany Parish. The area is characterized by an abundance of residential development; many of the residents commute to New Orleans. The Northshore economy has been one of the best performing markets in Louisiana over the past ten years and is a healthcare hub for the surrounding areas. In the fourth quarter of 2018, we purchased an existing banking center location in Covington, Louisiana. During the first quarter of 2019, we began renovations on the purchased banking center location and hired an experienced banker with extensive knowledge of the Northshore community as our area president. In April 2019, we opened a temporary LPO in Covington which we operated until the third quarter of 2019. At that time, we closed the temporary LPO and opened the remodeled location as the Red River Bank Northshore market headquarters building and full-service banking center.
Disciplined Acquisition Strategy
Our primary focus continues to be on organic expansion; however, we will identify and evaluate opportunities for strategic business acquisitions as they arise. Our historic approach to potential acquisitions has been strategic and disciplined. Since inception, we completed two whole-bank acquisitions of institutions with customer-oriented, compatible philosophies and in desirable geographic areas. These acquisitions provided us the opportunity to expand the delivery of our relationship-driven brand of banking. The first acquisition in our bank’s history was the acquisition of Bank of Lecompte in 2003. This acquisition allowed us to further strengthen our foothold in the Central Louisiana market by adding two banking centers, approximately $38.9 million in total assets, and $33.0 million in deposits. Our second transaction in 2013, the acquisition of Fidelity Bancorp, Inc. and Fidelity Bank in Baton Rouge, Louisiana, was the catalyst for our expansion into the Baton Rouge metropolitan area. This acquisition provided us with five additional banking centers with approximately $120.5 million in total assets and $110.3 million in deposits. We will continue to emphasize organic expansion going forward, and we are not currently a party to any formal or informal acquisition arrangements. We will, however, carefully consider acquisition opportunities, primarily within the state of Louisiana, that we believe are consistent with our mission and which can provide opportunities for improved profitability and to gain market share.
BANKING SERVICES
Lending Activities
Overview
We offer a variety of loans, including commercial lines of credit; working capital loans; commercial real estate-backed loans (including loans secured by owner occupied commercial properties); term loans; equipment financing; acquisition, expansion, and development loans; borrowing base loans; real estate construction loans; homebuilder loans; letters of credit; and other loan products to small and medium-sized businesses, real estate developers, mortgage lenders, manufacturing and industrial companies, and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, installment loans, unsecured and secured personal lines of credit, and standby letters of credit. Lending activities originate from the efforts of our bankers, with an emphasis on lending to individuals, professionals, small and medium-sized businesses, and commercial companies located in our market areas. Although all lending involves a degree of risk, we believe that commercial business loans and commercial real estate loans present greater risks than other types of loans in our portfolio. We work to mitigate these risks through conservative underwriting policies and consistent monitoring of credit quality indicators.
Our loan portfolio as of the dates indicated was comprised as follows:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Real estate:
Commercial real estate	$531,990	$454,689	$412,355	$393,351	$379,841
One-to-four family residential	420,020	406,963	375,536	337,926	298,234
Construction and development	132,461	102,868	84,812	77,155	68,789
Commercial and industrial	267,940	275,881	284,035	248,448	206,868
Tax-exempt	56,494	60,104	62,776	61,819	51,816
Consumer	30,019	27,933	28,152	27,976	27,049
Total loans HFI	$1,438,924	$1,328,438	$1,247,666	$1,146,675	$1,032,597
Total loans HFS	$5,089	$2,904	$1,867	$3,146	$3,604
Additionally, we have outstanding commitments to extend credit in the forms of lines of credit and standby letters of credit of approximately $268.1 million as of December 31, 2019. We use the same credit policies in making these commitments as we do for our other loans.
Commercial Real Estate Loans
We offer real estate loans for commercial property that is owner occupied as well as commercial property owned by real estate investors. Commercial real estate loan terms are generally five years or less and amortization is generally limited to 20 years or less, although payments may be structured on a longer amortization basis in unusual cases. The interest rates on our commercial real estate loans may be fixed or variable, although rates typically are not fixed for a period exceeding five years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value. For acquisition, development, and construction loans, collateral value is dependent upon the completion of the project. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner occupied offices, warehouses, and production facilities; office buildings; hotels; and mixed-use residential/commercial, retail, and multifamily properties. Our commercial real estate loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.
One-to-Four Family Residential Loans
We offer first and second lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers within our geographic markets. We also originate for resale one-to-four family mortgage loans, and those loans are included as a part of our consumer real estate loan portfolio until sold to investors. However, as of December 31, 2019, we held only $5.1 million in mortgages for resale. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial and industrial, commercial real estate, and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship.
Construction and Development Loans
Our construction portfolio includes loans to small and medium-sized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes in our market areas. Construction and development loans are generally made with a term of one to two years with interest paid monthly. Our underwriting policy does allow for exceptions in which the term of a construction and development loan may be longer than two years; however, the term must be realistic and consistent with the borrower’s documented ability to repay. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed regulatory supervisory guidelines. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the construction loan.
Commercial and Industrial Loans
We make general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, letters of credit, and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. We typically take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory, and equipment and generally obtain a personal guaranty of the borrower or principal. Our commercial loans generally have terms that range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor, and the age, type, and value of the collateral. Fixed rate commercial loan maturities are generally short-term, with one to five year maturities, or include periodic interest rate resets. Our underwriting policy does allow for exceptions in which the term and amortization of a commercial and industrial loan may be longer than five years, however, the term and amortization must be consistent with the useful life and depreciation rates of the underlying collateral and an underwriting exception will be noted. In general, commercial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipated, exposing us to increased credit risk. As a result of these additional complexities, variables, and risks, commercial loans require extensive underwriting and servicing.
Tax-Exempt Loans
We make tax-exempt loans to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically secured by and paid for by ad valorem taxes.
Consumer Loans
While our focus is on service to small and medium-sized businesses, we also make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any.
Deposits
An important aspect of our business franchise is the ability to gather deposits. As of December 31, 2019, we held $1.72 billion of total deposits, an increase of 4.6% from December 31, 2018. As of December 31, 2019, 94.7% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000). We offer a wide range of deposit products including checking, savings, money market accounts, and time deposits. We obtain most of our deposits from individuals, partnerships, corporations, and public entities primarily in our market areas. Our bankers are experienced business developers with extensive contacts and connections with targeted clients and centers of influence throughout our communities. Our team is focused on driving relationships and noninterest-bearing accounts. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas.
Other Sources of Funds
Secondary sources of funding include advances from the FHLB and other borrowings. Other borrowings include the federal funds lines of credit that we have with our correspondent financial institutions. These secondary sources enable us to borrow funds at rates and terms, which, at times, are more beneficial to us than increasing our deposit rates to meet a short-term funding need.

Other Banking Services
We offer banking products and services that are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment, and electronic delivery of customer statements. In addition, we offer banking services through ATMs, drive-through facilities, night deposits, telephone, mail, and in person. We also offer debit cards, credit cards, direct deposits, cashier’s checks, wire transfer services, and ACH services.
Information Technology Systems
We continue to make investments in our information technology systems supporting our deposit and lending operations and treasury management initiatives. We believe these investments are essential to enhancing our capabilities for offering new products and services, improving the overall customer experience, providing scale for future growth and acquisitions, and increasing controls and efficiencies in corporate support areas. We utilize a core data processing platform from a nationally recognized bank software vendor providing us with capabilities to support the continued growth of the Bank. While we operate and manage our internal network infrastructure, we leverage the capabilities of third-party service providers to provide technical expertise around network design, architecture, and cybersecurity services required for us to operate as an effective and efficient organization. We actively engage in business continuity and disaster recovery planning to effectively identify risks and understand business impacts, conduct tabletop exercises, and conduct annual recovery tests of critical systems to ensure the adequacy of contingency plans.
The majority of our systems used to conduct day-to-day banking operations are operated by a third-party service provider. Also, certain key transaction processing platforms, such as debit card processing, credit card processing, mobile banking, online banking, telephone banking, and web-site services, are outsourced to third-party service providers. These third-party providers provide the scalability, infrastructure, and disaster recovery capabilities to support our operating strategy.
OUR MARKETS
Red River Bank currently conducts business through 25 banking centers located in Central, Northwest, Southeast, Southwest, and Northshore Louisiana. We believe our markets offer us an attractive combination of growth opportunities and core deposit stability, as well as loan diversity. We operate nine banking centers, including our main office, in the Central Louisiana market, which we define to include Rapides and Avoyelles Parishes. We operate seven banking centers in our Northwest Louisiana market, which we define to include Caddo, Bossier, and DeSoto Parishes. In our Southeast Louisiana market, which we define to include East Baton Rouge and Ascension Parishes, we operate six banking centers. We also operate two banking centers in our Southwest Louisiana market, which we define to include Calcasieu Parish. In our Northshore Louisiana market, which we define to include St. Tammany Parish, we operate one banking center.
We believe our current markets provide ample opportunities for the continued growth of our customer base, loans, and deposits, as well as the expansion of our overall market share in each area. Our goal is to replicate this growth in new markets as we continue to expand and implement our long-term development strategy. Our current markets, which are in diverse parts of Louisiana, are economic centers that provide for natural credit diversification and a hedge against industry downturns.
COMPETITION
The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional, and national commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, fintech companies, and other financial intermediaries for certain products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.
Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies, and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates, and pricing, we believe that our broad and sophisticated commercial banking product suite, our high-quality customer service culture, our positive reputation, and long-standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

EMPLOYEES
As of December 31, 2019, we had 325 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.
CORPORATE INFORMATION
Our principal executive offices are located at 1412 Centre Court Drive, Suite 501, Alexandria, Louisiana 71301, and our telephone number is (318) 561-5028. Our website is www.redriverbank.net. We make available at this address, free of charge, our annual reports on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the SEC's website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.
SUPERVISION AND REGULATION
General
The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, FDIC, Louisiana OFI, CFPB, Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations, and policies, can be significant and cannot be predicted.
The primary goals of the bank regulatory plan are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy, and promote fairness and transparency for financial products and services. The system of supervision and regulation applicable to us and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, the Bank’s depositors, and the public, rather than our shareholders or creditors. The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters, and other written guidance that are described herein.
Bank Holding Company Regulation
As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision, examination, and enforcement by the Federal Reserve. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.
Financial Services Industry Reform
As final rules and regulations implementing the Dodd-Frank Act have been adopted, this law is changing the bank regulatory framework and affecting the lending, deposit, investment, trading, and operating activities of banks and their holding companies.
A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “Supervision and Regulation” section. In addition to those requirements, the Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) requires publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (2) enhances independence requirements for compensation committee members; (3) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; and (4) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own director candidates using a company’s proxy materials.
While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of its impact on our operations is not yet determined. The current presidential administration, through certain executive orders, has added further uncertainty as to the implementation, scope, and timing of additional rules implementing the Dodd-Frank Act, and it is possible that existing rules may still be modified or repealed.

The Economic Growth Act, which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. As a result of the Economic Growth Act, we expect to experience the rollback of some of the more burdensome requirements resulting from the Dodd-Frank Act. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights with potential implications for us is its increase in the asset threshold under the Federal Reserve’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion. Another potentially significant provision is the Economic Growth Act’s directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. The CBLR framework and its implications for us are discussed in more detail below under the heading " - Bank Regulation - Capital Adequacy Requirements."
At this time, it is difficult to anticipate the continued impact the above-described legislation will have on our business, our customers, and the financial industry generally. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act may impact the profitability of our business activities; require changes to certain of our business practices; impose upon us more stringent capital, liquidity, and leverage requirements; or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.
Imposition of Liability for Undercapitalized Subsidiaries
Federal banking regulations require FDIC-insured banks that become undercapitalized to submit a capital restoration plan. The capital restoration plan of a bank controlled by a bank holding company will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a bank holding company is entitled to a priority of payment in bankruptcy.
The aggregate liability of the holding company of an undercapitalized bank in such a guarantee is limited to the lesser of 5.0% of the Bank’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulatory agencies have greater power in situations where a bank becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such a bank can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to divest the bank or other affiliates.
Acquisitions by Bank Holding Companies
We must obtain the prior approval of the Federal Reserve before (1) acquiring more than five percent of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition; the financial condition, managerial resources, and future prospects of the bank holding company and the banks concerned; the convenience and needs of the communities to be served (including the record of performance under the CRA); the effectiveness of the applicant in combating money laundering activities; and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquiror or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.
Control Acquisitions
Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company acquiring “control” of a bank holding company. Although “control” is based on all of the facts and circumstances surrounding the investment, control is conclusively presumed to exist if a person or company acquires 25.0% or more of any class of voting securities of the bank holding company. Control of a bank holding company is rebuttably presumed to exist under the Change in Bank Control Act if the acquiring person or entity will own 10.0% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities.
Regulatory Restrictions on Dividends; Source of Strength
As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the capital needs, asset quality, and overall financial condition of the bank holding company; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited as a result of the capital conservation buffer under the Basel III regulatory capital framework to the extent it becomes applicable to us. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under any applicable minimum capital requirements.
Under longstanding Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, Red River Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to Red River Bank are subordinate in right of payment to deposits and to certain other indebtedness of Red River Bank. As discussed above, in certain circumstances, we could also be required to guarantee the capital restoration plan of Red River Bank, if the Bank became undercapitalized for purposes of the FDIC’s prompt corrective action regulations. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Red River Bank under a capital restoration plan would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Scope of Permissible Activities
In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing, or controlling banks, and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto. Permissible activities for a bank holding company include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage services. A bank holding company may also make an investment of up to 5.0% of any class of voting securities of any company that is otherwise a non-controlling investment.
If a bank holding company has elected to become a financial holding company, it may engage in activities that are (1) financial in nature or incidental to such financial activity, or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. A bank holding company may elect to be treated as a financial holding company if all of its depository institution subsidiaries are “well capitalized” and “well managed,” and have received a rating of not less than Satisfactory on each such institution’s most recent examination under the CRA. We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.
Volcker Rule
On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including us, the Bank, and any other “affiliate” under the Bank Holding Company Act. The Economic Growth Act amends Section 619 to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets.
Safe and Sound Banking Practices
Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve’s Regulation Y generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty, or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement action for such activities.
Bank Regulation
Red River Bank is a commercial bank chartered under the laws of the State of Louisiana. As such, Red River Bank is subject to extensive regulation, supervision, and examination by the Louisiana OFI and the FDIC. In addition, Red River Bank’s deposits are insured to the maximum extent permitted by law by the FDIC. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities of Red River Bank.
Capital Adequacy Requirements
The FDIC and Louisiana OFI monitor the capital adequacy of Red River Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the Basel III capital rules, Red River Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%. The Basel III capital rules also require the Bank to establish a capital conservation buffer equal to 2.5% of total risk-weighted assets. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress, which can be drawn down as losses are incurred. An institution that does not satisfy the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.
These capital requirements are minimum requirements. The FDIC or Louisiana OFI may also set higher capital requirements if warranted by the risk profile of Red River Bank, economic conditions impacting its markets, or other circumstances particular to the Bank. For example, FDIC guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. In addition, the FDIC’s prompt corrective action regulations discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. Failure to meet capital guidelines could subject Red River Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities, and other measures under the FDIC’s prompt corrective action regulations.
On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and will be available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2019, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework effective January 1, 2020.
Corrective Measures for Capital Deficiencies
The federal banking regulators are required by the FDIA to take “prompt corrective action” with respect to capital-deficient banks that are FDIC-insured. For this purpose, a bank is placed in one of the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A bank’s capital tier depends upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.
To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2019, Red River Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.
Banks that are adequately, but not well, capitalized may not accept, renew, or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on deposits. The FDIC’s prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew, or rollover brokered deposits, and are required to submit a capital restoration plan. The FDIC may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank.
Bank Mergers
Section 18(c) of the FDIA, known as the “Bank Merger Act,” requires the written approval of a bank’s primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of, another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the U.S. Similarly, the Bank Merger Act prohibits the reviewing agency from approving a proposed merger transaction, the effect of which in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction, the effect of which would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the reviewing agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.
Branching
Under Louisiana law, Red River Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the Louisiana OFI. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Louisiana, must also be approved by the FDIC, as the Bank’s primary federal regulator. Red River Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
Restrictions on Transactions with Affiliates and Insiders
Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve’s Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.
The Dodd-Frank Act expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreements, and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
Federal law also limits a bank’s authority to extend credit to its directors, executive officers, and 10.0% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Insiders may be subject to enforcement actions for accepting loans in violation of applicable restrictions.

Regulatory Restrictions on Dividends
Red River Bank is subject to certain restrictions on dividends under federal and state laws, regulations, and policies. In general, Louisiana law provides that Red River Bank may not pay any dividends to us unless the Bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the Louisiana OFI is required for Red River Bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year.
In addition, under federal law, Red River Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate capital conservation buffer, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the FDIC, Red River Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued guidance providing that a bank generally should pay dividends only when (1) the bank’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the bank’s capital needs, asset quality, and overall financial condition.
Incentive Compensation Guidance
The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control, and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management, and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s primary federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the capital conservation buffer described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios failed to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and evolve.
Deposit Insurance Assessments
FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The FDIC can also impose special assessments in certain instances. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, Red River Bank may be required to pay higher FDIC insurance premiums.
In addition, all FDIC-insured institutions have been required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund. Since the last of the remaining bonds matured in 2019, Red River Bank paid the final assessment in the first quarter of 2019.
Financial Modernization
Under the Gramm-Leach-Bliley Act, banks may establish financial subsidiaries to engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance, and merchant banking activities. To do so, a bank must be well capitalized, well managed, and have a CRA rating from its primary federal regulator of "Satisfactory" or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of Satisfactory of better.
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total capital, or (2) total commercial real estate loans represent 300.0% or more of the bank’s total capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. As of December 31, 2019, Red River Bank’s total reported loans for construction, land development, and other land represented less than 100.0% of the Bank’s total capital, and its total commercial real estate loans represented less than 300.0% of the Bank’s total capital.
Community Reinvestment Act
The CRA and the related regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s CRA performance record when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks’ performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. Red River Bank received a “Satisfactory” rating in its most recent CRA examination in 2019.
Consumer Laws and Regulations
Red River Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive, and abusive acts and practices, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974 (“RESPA”), the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act (“TILA”), and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.
In addition, the Dodd-Frank Act created the CFPB, which has broad authority to regulate the offering and provision of consumer financial products. The CFPB has authority to promulgate regulations; issue orders, guidance, interpretations, and policy statements; conduct examinations; and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10.0 billion or less, such as Red River Bank, will continue to be examined for consumer compliance, and subject to enforcement actions, by their primary federal regulator. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary federal regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain consumer protection rules adopted by the CFPB against certain institutions. The Economic Growth Act requires amendments generally intended to narrow the scope of the CFPB’s authority and required the CFPB to make changes to various regulations. We are not currently able to determine how these changes may affect our business.
Mortgage Lending Rules
The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a presumption or rebuttable presumption of compliance for loans that are “qualified mortgages.” The CFPB has also issued regulations that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan’s monthly payments. These regulations extend the requirement that creditors verify and document a borrower’s income and assets to include a requirement to verify all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages” based on adherence to certain underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43.0% - and certain restrictions on loan terms. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be "qualified mortgages." Also, the Dodd-Frank Act and the CFPB’s final rule on loan originator compensation prohibit certain compensation payments to loan originators and the steering of consumers to loans not in their interest, particularly if the loans will result in greater compensation for a loan originator. The Dodd-Frank Act and the CFPB’s implementing regulations, including the TILA-RESPA integrated disclosure rules, also impose disclosure requirements with respect to the origination and sale of residential mortgages.
Anti-Money Laundering and OFAC
Under federal law, financial institutions are required to maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.
OFAC administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account, or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report, and notify the appropriate authorities.
Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational, and financial consequences for the institution.
Privacy
Federal law and regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, Red River Bank is subject to certain state privacy laws.
Federal Home Loan Bank System
Red River Bank is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional Federal Home Loan Banks composing the Federal Home Loan Bank system. The Federal Home Loan Banks make loans to their member banks in accordance with policies and procedures established by the Federal Home Loan Bank system and the board of directors of each regional Federal Home Loan Bank. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for the financing of residential housing. As a member of the Federal Home Loan Bank of Dallas, Red River Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. All loans, advances, and other extensions of credit made by the Federal Home Loan Bank of Dallas to Red River Bank are secured by a portion of the respective loan portfolio, as well as capital stock of the Federal Home Loan Bank of Dallas held by Red River Bank.
Enforcement Powers
The bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance and impose substantial fines and other civil and criminal penalties. Failure to comply with applicable laws, regulations, and supervisory agreements, breaches of fiduciary duty, or the maintenance of unsafe and unsound conditions or practices, could subject us or our subsidiaries, including Red River Bank, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties.
FDIC Conservatorship or Receivership
The bank regulatory agencies may appoint the FDIC as conservator or receiver for a bank (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the bank is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan.
Effect of Governmental Monetary Policies
The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of, and changes in reserve requirements against, member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies have a significant influence on the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans, or future prospects.
Impact of Current Laws and Regulations
The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus have a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw customers away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.
Future Legislation and Regulatory Reform
In light of current conditions and the market outlook, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies, and the effects of that legislation, regulation, and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans, or future prospects, and the overall growth and distribution of loans, investments, and deposits. Such legislation, regulation, and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans, and future prospects of commercial banks in the past and are expected to continue to do so.
Item 1A. Risk Factors
Ownership of our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K, including the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included in "Item 8. Financial Statements and Supplementary Data." We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K. Any of the following risks, as well as risks of which we are not now aware or currently deem immaterial, could materially and adversely affect our business, financial condition, and results of operations. If this were to happen, the price of our common stock could decline significantly, and you could lose all or part of your investment.
Further, to the extent that any of the information in this report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Our Business
The geographic concentration of our markets in Louisiana makes us sensitive to adverse changes in the local economy.
We are a community banking franchise concentrated in Louisiana. As of December 31, 2019, 93.5% of loans HFI (by dollar amount) were made to borrowers who reside or conduct business in Louisiana, and substantially all of our real estate loans are secured by properties located in Louisiana. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment, or income growth in any of our markets is negative or slower than projected, income levels, deposits, and real estate development could be adversely impacted. These consequences of a material deterioration in economic and business conditions in our local economy could have a material adverse effect on our business, financial condition, and results of operations.
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the U.S. The U.S. economy, as a whole, has improved moderately over the past several years. The business environment in which we operate continues to be impacted by uncertainty about the federal fiscal policymaking process. The medium and long-term fiscal outlook of the federal government and U.S. economy are concerns for businesses, consumers, and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities, could affect the stability of global financial markets, which could hinder domestic economic growth. After a prolonged period of historically low interest rates, the past couple of years have seen a greater degree of volatility in both short and long term interest rates. This impacts our ability to attract deposits and manage net interest margin. All of these factors could be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, and results of operations.
Interest rate shifts could reduce net interest income.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income represents the difference between the interest income we earn on loans, investments, and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2019, meaning that our assets have the opportunity to reprice at a faster pace than our liabilities. Consequently, we estimate our net interest income would increase in a rising interest rate environment and decrease in a falling interest rate environment. As of December 31, 2019, 15.8% of our loan portfolio and 6.6% of our interest-bearing transaction deposits had variable interest rates.
Interest rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder, and instability in domestic and foreign financial markets. Changes in the level of market interest rates affect our net yield on interest-earning assets, our cost of funds, and our loan origination volume. An increase in the general level of interest rates may, among other things, reduce the demand for loans and decrease loan repayment rates. A decrease in the general level of interest rates may, among other things, increase prepayments within the loan portfolio and on mortgage-backed securities within the securities portfolio, and increase competition for deposits. In light of these considerations, a failure to effectively manage our interest rate risk could have a material adverse effect on our business, financial condition, or results of operations.
Natural disasters, acts of war or terrorism, the impact of pandemics, and other external events could result in a disruption of our operations and increases in loan losses.
Natural disasters, acts of war or terrorism, pandemics or widespread outbreaks of disease, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers.
A significant portion of our business is generated from Louisiana markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes, and other natural disasters. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a natural disaster.
Additionally, our business could be adversely affected by the effects of a widespread outbreak of disease pandemics, including the recent outbreak of a novel coronavirus first identified in China which the Centers for Disease Control and Prevention has advised may spread significantly in the United States. Any outbreak of disease pandemics and other adverse public health developments could have an adverse effect on our business operations. The Bank may be directly and adversely impacted by quarantines, travel and workplace restrictions, and reduced employee attendance. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers' businesses and results of operations.
If the economies in our primary markets experience an overall decline as a result of these types of external events, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies, and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair borrowers’ ability to repay their loans. Such external events could, therefore, result in decreased revenue and increased loan losses. All of these consequences could have a material adverse effect on our business, financial condition, and results of operations.
We rely heavily on our executive management team and other key employees, and we could be adversely affected by an unexpected loss of their service.
Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate, and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees. If we unexpectedly lose the services of one or more of our key personnel, we would also lose the benefit of their skills, knowledge of our primary markets, and years of industry experience. We may not be able to identify and hire qualified replacement personnel on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, and results of operations.
We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability, or result in loss of market share.
We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors in originating loans, attracting deposits, and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory, and technological changes; and the emergence of alternative sources for financial services, including fintech companies.
Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, and results of operations.
A lack of liquidity could impair our ability to fund operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity.
Our most important source of funds is deposits. As of December 31, 2019, demand deposits were our largest deposit category with $584.9 million, or 34.0%, of total deposits. Savings, NOW, and money market deposits were $803.0 million, or 46.6%, of total deposits, and time deposits made up the remaining $333.2 million, or 19.4%, of total deposits as of that date. Deposits from public entities are competitive. Their balances generally fluctuate during the year, and banks are required to collateralize these deposits. As of December 31, 2019, our public entity deposits were $169.0 million, or 9.8%, of total deposits. Historically, our deposits have provided a stable source of funds. However, deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. Even though a majority of our certificates of deposit renew upon maturity with what we believe are competitive rates, some of our more rate-sensitive customers may move those funds to higher-yielding alternatives. If our customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs, and reducing our net interest income and net income.
Our other primary sources of liquidity consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity to investors. As a secondary source of liquidity, we have the ability to borrow overnight funds from other financial institutions with whom we have a correspondent relationship. We also have the ability to borrow from the FHLB. Historically, we have not utilized brokered or internet deposits to meet liquidity needs.
Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us, could be impaired by factors that affect us, the financial services industry, or the economy in general. These factors may include disruptions in the financial markets or negative expectations about the industry’s prospects. Our access to funding sources could also be affected by regulatory actions against us or by a decrease in the level of our business activity due to a downturn in the Louisiana economy or in economic conditions generally. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as meeting deposit withdrawal demands or repaying our borrowings. Any of these consequences could, in turn, have a material adverse effect on our business, financial condition, and results of operations.
We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to satisfy regulatory requirements or maintain adequate protection against financial stress.
Adequate levels of capital enhance the ability of a financial institution to withstand periods of financial stress. For this reason, we are subject to significant regulatory capital requirements. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions.
Red River Bank must satisfy ongoing regulatory capital requirements. Regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Even if we satisfy all applicable regulatory capital minimums, our regulators could ask us to maintain capital levels which are significantly in excess of those minimums. Our ability to raise additional capital depends on a number of factors, including without limitation our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and as such, there is no assurance we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital sufficient to meet regulatory requirements, we may not be able to withstand periods of financial stress and we could be subject to enforcement actions or other regulatory consequences. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.
Because a significant portion of our loan portfolio consists of real estate loans, negative changes in the economy affecting real estate values could impair the value of collateral securing our real estate loans and result in loan and other losses.
The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values in many Louisiana markets have experienced periods of fluctuation over the last several years. As of December 31, 2019, $1.08 billion, or 75.4%, of loans HFI were secured by real estate as the primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Real estate values and real estate markets are affected by many factors, such as changes in national, regional, or local economic conditions; the rate of unemployment; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes; regulations and policies; and acts of nature, such as hurricanes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Consequently, we could be required to increase our allowance for loan losses, adversely affecting profitability. As a result, such declines and losses could have a material adverse effect on our business, financial condition, and results of operations.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2019, $420.0 million, or 29.2%, of our total loan portfolio was secured by first liens on one-to-four family residential loans. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the borrowers’ ability to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of losses due to default. A downturn in the housing market coupled with elevated unemployment rates may also result in a decline in demand for our products and services.

In addition, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for residential loans. At the same time, the marketability of the property securing a residential loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on residential loans as borrowers refinance their loans at lower rates. Losses or declines in profitability as a result of these potential negative events could have a material adverse effect on our business, financial condition, and results of operations.
Unauthorized access, cyber-crime, and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.
In the ordinary course of our business, we necessarily collect, use, and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security such as unauthorized access and cyber-attacks emerge and change rapidly. These threats may increase our costs for protection or remediation. They may also result in competing time constraints between applicable privacy and other requirements and our ability to secure data in accordance with customer expectations.
It is difficult or impossible to defend against every risk posed by changing technologies and criminals' intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists makes it increasingly difficult to prevent a security breach. Controls employed by our information technology department, our other employees, and our vendors could prove inadequate. We could also experience a breach due to circumstances such as intentional or negligent conduct on the part of employees or other internal sources, software bugs, or other technical malfunctions. Any of these threats may cause our customer accounts to become vulnerable to account takeover schemes or cyber-fraud. A breach of our security that results in unauthorized access to our data could expose us to disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines, significant increases in compliance costs, and reputational damage. Any of these consequences could have a material adverse effect on our business, results of operations, and financial condition.
While we have not experienced a material impact to date on our business or operations from cyber attacks or events, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. We are continuously enhancing our controls, processes, and practices designed to protect our networks, systems, data, and other infrastructure from attack, damage, or unauthorized access. This continued enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, there is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.
A significant portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment, or other commercial collateral, the deterioration in value of which could expose us to credit losses.
As of December 31, 2019, approximately $267.9 million, or 18.6%, of loans HFI were commercial and industrial loans collateralized, in general, by general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on an individual loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory. These types of collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage. These events, in turn, may expose us to credit losses that could adversely affect our business, financial condition, and results of operations.
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or in Louisiana, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review, and administrative practices may not adequately reduce credit risk. Further, our credit administration personnel, policies, and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. A failure to effectively measure and limit our credit risk could result in loan defaults, foreclosures, and additional charge-offs. As a result, we may need to significantly increase our allowance for loan losses, which could adversely affect our net income. All of these consequences could, in turn, have a material adverse effect on our business, financial condition, and results of operations.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our loan portfolio, our historical loss experience, and conditions within our markets. As of December 31, 2019, our allowance for loan losses totaled $13.9 million, which represents approximately 0.97% of loans HFI. The allowance for loan losses represents our estimate of probable losses in our loan portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified by us relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified by us. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of our loan portfolio, historical loss experience, and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating, and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. All of these factors are beyond our control, and such losses may exceed our current estimates.
Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced or than we anticipate. We may be required to make additional provisions for loan losses to further supplement our allowance for loan losses, due either to our management’s decision or as a regulatory requirement. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs, which could have a material adverse effect on our business, financial condition, and results of operations.
Finally, the measure of our allowance for loan losses will be subject to new accounting standards. FASB has adopted a new accounting standard that will be effective for us on January 1, 2023, due to our classification as an SEC registrant with smaller reporting company filing status. This new standard, referred to as CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which could require us to increase our allowance for loan losses. CECL will also greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. The CECL model could create more volatility in the level of our allowance for loan losses after it becomes applicable to us. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could adversely affect our business, financial condition, and results of operations.
Our ability to maintain our reputation is critical to the success of our business.
Our business plan emphasizes relationship banking. As a result, our reputation is one of the most valuable components of our business. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Additionally, our operations could be interrupted if any of our third-party service providers experience financial difficulty, are inadvertently or intentionally negligent, are subject to cybersecurity breaches, terminate their services, or fail to comply with applicable banking regulations.

Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers or if we experience a significant, sustained, or repeated system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability. Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other types of loans.
Our loan portfolio includes non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2019, our construction and development loans, non-owner occupied commercial real estate loans, and non-real estate secured loans financing commercial real estate activities totaled $364.8 million, or approximately 25.4%, of loans HFI and represented 153.3% of the Bank’s total risk-based capital. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This projected income may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose us to greater credit risk than loans secured by residential real estate because there are fewer potential purchasers for the commercial real estate collateral, which can make liquidation more difficult. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on an individual loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability. Any of these potential consequences could have a material adverse effect on our business, financial condition, and results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.
Because we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment. We may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2019, we held approximately $1.1 million in OREO. This amount could increase in the future, depending upon the level of our real estate foreclosures and our ability to efficiently divest of the foreclosed OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs, or size of the risks, associated with the ownership of real estate or writedowns in the value of OREO could have a material adverse effect on our business, financial condition, and results of operations.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO, and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. Because real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO or personal property, and our allowance for loan losses may not reflect accurate loan impairments. These consequences could have a material adverse effect on our business, financial condition, and results of operations.
The amount of our nonperforming and classified assets may increase significantly, resulting in additional losses, costs, and expenses.
As of December 31, 2019, we had a total of approximately $6.5 million of nonperforming assets, or approximately 0.33% of total assets. Total loans classified as substandard or doubtful as of December 31, 2019, were approximately $13.0 million, or 0.65% of total assets. An asset is generally considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or by any pledged collateral. Assets so classified must have well-defined weaknesses that jeopardize normal repayment of principal and interest. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make full collection, on the basis of currently existing facts, conditions, and values, improbable.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on OREO or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets also increases our risk profile, which may cause our regulators to require additional amounts of capital. Finally, nonperforming assets can take significant time and resources to resolve, causing the related costs of maintaining those assets to increase. These effects may be particularly pronounced in a market of reduced real estate values and excess inventory. Such losses and expenses due to any increase in nonperforming assets could have a material adverse effect on our business, financial condition, and results of operations.
Volatility in oil prices and downturns in the energy industry, particularly in Louisiana, could lead to increased credit losses in our loan portfolio.
Although we do not believe we have significant direct exposure to energy loans, we may have indirect exposure to energy prices, as some of our non-energy customers’ businesses may be affected by volatility with the oil and gas industry and energy prices. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress with respect to those borrowers. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances, or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Louisiana. All of these potential consequences could have a material adverse effect on our business, financial condition, and results of operations.
The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
A significant portion of our business development and marketing strategy is focused on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results. Any of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents, and efforts of one individual or a small group of individuals. The death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay loans. If our small to medium-sized business customers are negatively impacted by general economic conditions or other adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
The fair value of our investment securities can fluctuate due to factors outside of our control.
Factors beyond our control can significantly influence the fair value of securities in our investment portfolio, potentially resulting in adverse changes to the portfolio’s fair value. These factors include, but are not limited to, rating agency actions related to the securities, defaults by the issuer or with respect to the underlying collateral, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause OTTI and realized or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any underlying collateral, and other relevant factors. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
Our expansion strategy focuses on organic growth, supplemented by strategic acquisitions and expansion of the Bank’s banking center network, or de novo expansion. De novo expansion carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking center and successfully integrate and promote our corporate culture; poor market reception for de novo banking centers established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and additional strain on management resources and internal systems and controls. Failure to adequately manage these risks could have a material adverse effect on our business, financial condition, and results of operations.
Further, we may not be able to execute on more general aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. We may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth, or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking centers, and the consummation of acquisitions. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology, and governance infrastructure to accommodate expanded operations. Acquisitions typically involve the payment of a premium over book and market values; therefore, some dilution of our tangible book value and earnings per common share may occur in connection with any future acquisition. Further, the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods. If we fail to implement one or more aspects of our expansion strategy, we may be unable to maintain our historical growth and earnings trends, which could have a material adverse effect on our business, financial condition, and results of operations.
New lines of business, products, product enhancements, or services may subject us to additional risks.
From time to time, we implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing, or marketing new lines of business, products, product enhancements, or services, we may invest significant time and resources. At the same time, we may not allocate the appropriate level of resources or expertise necessary to make these new efforts successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements, or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the ultimate implementation. Any new line of business, product, product enhancement, or service could also have a significant impact on the effectiveness of our system of internal controls. Consequently, our failure to successfully manage these types of development and implementation risks could have a material adverse effect on our business, financial condition, or results of operations.
We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. As we continue to grow, our success will be partially dependent upon our ability to address the needs of our customers and enhance operational efficiencies through the use of technology. We may experience operational challenges as we implement these new technology products or enhancements. As a result, we may not fully realize the anticipated benefits from our new technology, or we may incur significant costs to overcome related challenges in a timely manner.
Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking technology-driven products and services that we are not able to provide. Our inability to overcome any of these technological challenges could, in turn, have a material adverse effect on our business, financial condition, and results of operations.
We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and vendors.
In deciding whether and upon what terms to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information, and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to entering into the transaction. In addition, one or more of our employees could cause a significant breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations, or systems. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. We are often contractually required to indemnify counterparties for losses caused by a material misrepresentation, and a loan subject to a material misrepresentation is typically not marketable or, if sold, subject to repurchase. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2019, we had $268.1 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from alternative sources. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due. Such an inability to satisfy our obligations could have a material adverse effect on our business, financial condition, and results of operations.
Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities, and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions, and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments, and accounting for stock-based compensation. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant, factual assumptions are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failure in our process for producing accounting estimates and managing risks could have a material adverse effect on our business, financial condition, and results of operations.
We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or subject us to regulatory scrutiny.
The use of statistical and quantitative models and other quantitative analysis is intrinsic to bank decision-making, and the employment of such analysis is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and their underlying data. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Act and the Federal Reserve's Comprehensive Capital Analysis and Review submissions, we currently utilize stress testing for liquidity purposes and anticipate that model-derived testing may become more extensively implemented by regulators in the future. We also utilize an interest rate sensitivity analysis in the process of monitoring and managing interest rate risk.
We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. The models we use reflect assumptions that may not be accurate in certain situations, particularly in times of stress or other unforeseen circumstances. While we believe the quantitative techniques and approaches of these models improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, cause adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.
We are subject to environmental liability risk associated with the real property that we own and the foreclosure on real estate assets securing our loan portfolio.
In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination. We may also be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any of these potential environmental liabilities could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to claims and litigation pertaining to intellectual property.
We rely on technology companies to provide information technology products and services necessary to support our day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition, and results of operations.
We may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial institutions, financial service companies, or the financial services industry generally, may lead to market-wide liquidity, asset quality, or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses, or defaults could have a material adverse effect on our business, financial condition, and results of operations.
We may be adversely affected by the condition or performance of our third-party brokerage partners.
We are not registered with the SEC as an investment advisor or broker-dealer. To provide a broader range of financial and investment services to our customers, we partner with third-parties who are licensed and registered to serve in those capacities. The investment products and services provided to our customers by virtue of these third-party channels generally are not insured by the FDIC. To the extent we direct our customers to these providers, or to the extent those providers deliver products and services to our customers via our delivery channels, we may have exposure for illegal, negligent, fraudulent, or other acts of these investment advisors and brokers. Although we seek to limit this exposure through clear disclosure, ongoing oversight, and contractual provisions requiring indemnification, limitations of liability, insurance coverage, and other similar protections, those obligations may not always be enforceable, or our third-party service providers ultimately may not have sufficient financial strength to fully comply. Losses due to this exposure or our inability to effectively manage the related third-party risks may have a material adverse effect on our business, financial condition, and results of operations.
We may be adversely affected by the transition from LIBOR.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.

If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, derivatives, and other financial instruments indexed to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.

As of December 31, 2019, 2.5% of loans HFI were indexed to LIBOR. While many of these loans contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans, derivatives, or financial instruments contain such provisions, and the existing provisions and/or recent modifications to our documents to address transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates. We may not be able to successfully amend these loans, derivatives, and financial instruments to provide for alternative benchmarks or alternative rate calculations, and such amendments could prove costly and may impact our ability to maintain hedge accounting treatment on certain cash flow hedges. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the FDIC Deposit Insurance Fund, and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Red River Bank can pay to us, and that we can pay to our shareholders, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, financial condition, or results of operations. Legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.
Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. For example, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry; impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures; and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Any such proposed legislative or regulatory change, including those that could benefit us, may not occur on the timeframe that is proposed, or at all, which could result in uncertainty for our business.
Certain aspects of current or proposed regulatory or legislative changes, including laws applicable to the financial industry and federal and state taxation, if enacted or adopted, may impact the profitability of our business activities, require more oversight, or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads. These potential changes could expose us to additional costs, including increased compliance costs. They also may require us to invest significant management attention and resources to make necessary operational changes to comply. All of these events could have a material adverse effect on our business, financial condition, and results of operations.
Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could result in regulatory action or penalties.
As part of the bank regulatory process, the FDIC, the Louisiana OFI, and the Federal Reserve periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we or Red River Bank were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin unsafe or unsound practices; to require affirmative action to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to direct an increase in our capital; to restrict our ability to pay dividends; to restrict our growth; to assess civil money penalties against us, Red River Bank, or our respective officers or directors; to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate Red River Bank’s deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities, or result in regulatory restrictions.
Because Red River Bank has not opted into the simplified CBLR framework, it remains subject to rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III. The rules establish a regulatory capital standard based on common equity Tier 1, require the Bank to satisfy a minimum capital adequacy requirement, and impose a capital conservation buffer. The capital conservation buffer effectively requires banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements set forth in Basel III. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers.
Our subsidiary, Red River Bank, is also subject to separate regulatory capital requirements imposed by the FDIC. If Red River Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management, and capital distributions. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For example, banking organizations experiencing significant internal growth or making acquisitions are often expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends, or compensate our executives, which could have a material adverse effect on our business, financial condition, results of operations, and the value of our common stock.
The Federal Reserve may require us to commit capital resources to support Red River Bank.
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to make a capital injection to Red River Bank if it experiences financial distress.
Such a capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or to raise additional equity capital to make the required capital injection. In the event of our bankruptcy, the bankruptcy trustee will assume any commitment by us to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of our general unsecured creditors, including the holders of any note obligations. Thus, our ability to secure borrowings for the purpose of making a capital injection to Red River Bank may be more difficult and expensive relative to other corporate borrowings. This, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
New activities and expansion require regulatory approvals, and failure to obtain them may restrict our growth.
We may complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels; the competence, experience, and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA; and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to open or sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue establishing de novo banking centers as a part of our organic growth strategy. De novo expansion and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking centers could have a material adverse effect on our business, financial condition, and results of operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering statutes and regulations and sanctions regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file reports such as suspicious activity and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by OFAC. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties, and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition, or results of operations.
We are subject to numerous “fair and responsible banking” laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal and state agencies are responsible for enforcing these fair and responsible banking laws and regulations. A challenge to an institution’s compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation. Such actions could have a material adverse effect on our business, financial condition, and results of operations.
Failure by Red River Bank to perform satisfactorily on its CRA evaluations could make it more difficult for our business to grow.
The performance of a bank under the CRA in meeting the credit needs of its community is publicly disclosed and is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as banking center openings and relocations. If Red River Bank is unable to maintain at least a “Satisfactory” CRA rating, our reputation in the community may suffer. A rating of less than “Satisfactory” may also prevent us from completing acquisitions, opening new banking centers, and attracting or retaining public entity deposits. If Red River Bank receives an overall CRA rating of less than “Satisfactory,” the FDIC will not re-evaluate its rating until its next CRA examination, which may not occur for several more years. As such, the consequences of an adverse CRA determination can be protracted, and performance may not improve in the future. In light of these consequences, unsatisfactory CRA performance could result in a material adverse effect on our business, financial condition, and results of operations.
Federal, state, and local consumer lending laws may restrict our ability to originate certain mortgage loans, increase our risk of liability with respect to such loans, increase the time and expense associated with the foreclosure process, or prevent us from foreclosing at all.
Certain federal, state, and local laws are intended to eliminate lending practices which are considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans. They also may cause us to reduce the average percentage rate or the points and fees on loans that we do make.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While historically Louisiana has had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that Louisiana will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have a material adverse effect on our business, financial condition, and results of operations.
Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract or retain high performing employees.
During the second quarter of 2016, the FDIC and other federal regulatory agencies jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1.0 billion or more in assets, such as us and Red River Bank. It cannot be determined at this time whether or when final rules will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our customers may be impaired, and we may not be able to retain or attract talent, which could in turn adversely impact our business, financial condition, and results of operations.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.
Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. The FDIC has the power to change deposit insurance assessment rates, the manner in which deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Any future additional assessments, increases, or required prepayments in FDIC insurance premiums could adversely impact our earnings. This, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.
The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital may have commercial real estate concentration risk and will be subject to further regulatory scrutiny with respect to their risk management practices for commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2019, we believe that we are in compliance with the regulatory guidance. However, increases in our commercial real estate lending, particularly as we expand into metropolitan markets, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio, and we cannot predict the extent to which this guidance will impact our operations or capital requirements.
We are subject to laws regarding the privacy, information security, and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third party data service providers. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers, and other third parties). Various state and federal banking regulators and state governments have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer, and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties, and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or incur significant liabilities, fines, or penalties, and could damage our reputation and otherwise have a material adverse effect on our business, financial condition, and results of operations.
We may be adversely affected by changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Reform Act, which was enacted in December 2017, include a number of provisions that will continue to have an impact on the banking industry, borrowers, and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35.0% to 21.0%. In addition, other changes included: (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for most proceeds borrowed under home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes.
The changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future. These changes could make it harder for borrowers to make their loan payments. They may have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses. This, in turn, would reduce our profitability, and could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to an Investment in Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult to sell shares at the volumes, prices, or times desired.
The market price of our common stock may be highly volatile, which may make it difficult for investors to sell shares at volumes, prices, or times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition, or asset quality;

•	changes in economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws or regulations affecting us;

•	the public reaction to our press releases, our other public announcements, and our filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	the number of securities analysts covering us;

•
publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	changes in market valuations or earnings of companies that investors deem comparable to us;

•	the trading volume of our common stock;

•	future issuances of our common stock or other securities;

•	future sales of our common stock by us or our directors, executive officers, or significant shareholders;

•	additions or departures of key personnel;

•	perceptions in the marketplace regarding our competitors and us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services; and

•	other news, announcements, or disclosures (whether by us or others) related to us, our competitors, our core market, or the financial services industry.
In particular, the realization of any of the risks described in this "Item 1A. Risk Factors” of this Annual Report on Form  10-K could have a material adverse effect on the market price of our common stock, causing the value of any investment to decline. The stock market and, in particular, the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases has been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult for investors to sell shares at volumes, prices, or times desired.
Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
We may issue shares of our common stock or other securities as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisition or investment.
We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.
Our directors and named executive officers have significant control over our business.
As of December 31, 2019, our directors and named executive officers beneficially owned an aggregate of 1,595,358 shares, or approximately 21.8%, of our issued and outstanding shares of common stock, including vested and unexercised stock options. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
The rights of our common shareholders may be subordinate to the holders of any debt securities or preferred stock that we may issue in the future.
As of December 31, 2019, we do not have any outstanding long-term debt. However, any future indebtedness that we may incur may be senior to our common stock. As a result, we would make payments on our potential future indebtedness before any dividends could be paid on our common stock, and, in the event of our bankruptcy, dissolution, or liquidation, the holders of our potential future indebtedness would be satisfied in full before any distributions could be made to the holders of our common stock.
Although we have not historically issued shares of preferred stock, our board of directors has the authority to issue in the aggregate up to 1,000,000 such shares, and to determine the terms of each issue of preferred stock and any indebtedness, without shareholder approval. Accordingly, you should assume that any shares of preferred stock and any indebtedness that we may issue in the future will also be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These include, without limitation, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion our IPO on May 7, 2019, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. Investors may find our common stock less attractive if we rely on these exemptions, which may result in a less active trading market and increased volatility in our stock price.
Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. We paid our first cash dividend in May 2018, our second cash dividend in February 2019, and our first quarterly dividend on March 26, 2020. Although we anticipate paying quarterly dividends going forward, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Our ability to pay dividends may also be limited on account of any potential future outstanding indebtedness, as we generally would make payments on outstanding indebtedness before any dividends could be paid on our common stock. Also, because our primary earning asset is our investment in the capital stock of Red River Bank, we may become dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations, and pay dividends on our common stock. Red River Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, and other factors deemed relevant by its board of directors. There are numerous laws and banking regulations and guidance that limit our and Red River Bank’s ability to pay dividends. See “Item 1. Business - Supervision and Regulation.”
Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.
Certain provisions of our articles of incorporation and bylaws, each as amended and restated, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	enable our board of directors to issue additional shares of authorized, but unissued capital stock;

•	do not provide preemptive rights to our shareholders;

•	enable our board of directors to issue “blank check” preferred stock with such designations, rights, and preferences as may be determined from time to time by the board;

•	enable our board of directors to increase the size of the board and fill the vacancies created by the increase;

•	do not provide for cumulative voting in the election of directors;

•	enable our board of directors to amend our bylaws without shareholder approval;

•	require the request of holders of at least 25% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•	establish an advance notice procedure for director nominations and other shareholder proposals; and

•	require prior regulatory application and approval of any transaction involving control of our organization.
These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.
An investment in our common stock is not an insured deposit and is subject to risk of loss.
Your investment in our common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.
Securities analysts may not continue coverage on us.
The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Red River Bank currently operates 25 banking centers, all of which are located in Louisiana. The Bank’s main office is located at 1412 Centre Court Drive, Alexandria, Louisiana. We operate 32 ATMs which include six stand-alone ATMs in the Central Louisiana area as well as a mobile ATM.
As of December 31, 2019, Red River Bank owned its main office building and 17 of its banking centers. The remaining banking office facilities were subject to lease agreements. We believe the facilities that we lease are generally on terms consistent with the prevailing market. None of the banking center leases are with our directors, officers, beneficial owners of more than 5% of our voting securities, or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
The Company has committed to purchasing land and an existing building for $2.5 million as of December 31, 2019. This property will be used for administrative purposes.

The following table provides details on our banking center locations as of December 31, 2019:

Banking Center Name	Street Address	City & State	Own/Lease

Central Louisiana market
Jackson Street Banking Center	1412 Centre Court Drive	Alexandria, LA	Own
Downtown Banking Center	600 Jackson Street	Alexandria, LA	Own
Highway 28 West Banking Center	5631 Coliseum Boulevard	Alexandria, LA	Own
North Mall Banking Center	3422 North Boulevard	Alexandria, LA	Lease
North Rapides Banking Center	4425 Monroe Highway	Ball, LA	Lease
Forest Hill Banking Center	4292 Highway 112	Forest Hill, LA	Own
Lecompte Banking Center	1210 Wall Street	Lecompte, LA	Own
Marksville Banking Center	447 East Tunica Drive	Marksville, LA	Own
Pineville Banking Center	3120 Highway 28 East	Pineville, LA	Lease

Northwest Louisiana market
East Texas Banking Center	2931 East Texas Street	Bossier City, LA	Own
Airline Banking Center	3300 Airline Drive	Bossier City, LA	Own
Market Street Banking Center	601 Market Street	Shreveport, LA	Lease
East Kings Banking Center	1753 East 70th Street	Shreveport, LA	Own
Provenance Banking Center	1020 Bridgewater Avenue	Shreveport, LA	Own
Uptown Banking Center	5868 Line Avenue	Shreveport, LA	Lease
Stonewall Banking Center	571 Highway 171	Stonewall, LA	Own

Southeast Louisiana market
Old Hammond Highway Banking Center	9400 Old Hammond Highway	Baton Rouge, LA	Own
Central Banking Center	14545 Wax Road	Baton Rouge, LA	Own
Jones Creek Banking Center	5350 Jones Creek Road	Baton Rouge, LA	Own
Essen Lane Banking Center	5063 Essen Lane	Baton Rouge, LA	Own
South Acadian Thruway Banking Center	2591 South Acadian Thruway	Baton Rouge, LA	Own
Dutchtown Banking Center	12509 Highway 73	Geismar, LA	Own

Southwest Louisiana market
Lake Street Banking Center	4112 Lake Street	Lake Charles, LA	Lease

Northshore Louisiana market
Covington Banking Center	70561 Highway 21	Covington, LA	Own
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “RRBI.” Our shares have been traded on the Nasdaq Global Select Market since May 3, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of March 16, 2020, there were 345 holders of record of our common stock.
Equity Compensation Plan Information
The information required by this heading is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.
Dividends and Dividend Policy
Taking into consideration our performance and capital levels, we paid our first annual cash dividend of $0.15 per share, adjusted for the 2018 2-for-1 stock split, in May 2018, our second annual cash dividend of $0.20 per share in February 2019, and our first quarterly cash dividend of $0.06 per share on March 26, 2020. Although we anticipate paying quarterly dividends going forward, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our historical and projected financial condition, liquidity and results of operations; our capital levels and needs; any acquisitions or potential acquisitions that we are considering; contractual, statutory, and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors.
For information on regulatory restrictions on our and the Bank's present and future ability to pay dividends, see "Item 1. Business - Supervision and Regulation - Bank Holding Company Regulation - Regulatory Restrictions on Dividends; Source of Strength" and " - Bank Regulation - Regulatory Restrictions on Dividends."
Unregistered Sales of Equity Securities and Use of Proceeds
On May 7, 2019, we sold 663,320 new shares of our common stock at a public offering price of $45.00 per share in our IPO, including 90,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230798), which the SEC declared effective on May 2, 2019. FIG Partners, LLC and Stephens Inc. acted as underwriters. The offering commenced on May 3, 2019, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus that was filed with the SEC on May 3, 2019, pursuant to Rule 424(b)(4) under the Securities Act.
Stock Repurchases
We did not repurchase any of our shares of common stock under a share repurchase plan during the periods covered by this report.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial information for each of the periods indicated. The historical financial information as of and for the years ended December 31, 2019 and 2018, except for the selected ratios, is derived from our audited consolidated financial statements included elsewhere in this document. The historical financial information as of and for the years ended December 31, 2017, 2016, and 2015, except for the selected ratios, is derived from our audited consolidated financial statements that are not included in this document. Our historical results may not be indicative of our future performance.
You should read the selected historical consolidated financial and operating data set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our consolidated financial statements and the related notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The selected historical consolidated financial information presented below contains financial measures that are not presented in accordance with GAAP and have not been audited. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for a reconciliation of non-GAAP financial measures.

	As of and for the Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Selected Period End Balance Sheet Data:
Total assets	$1,988,225	$1,860,588	$1,724,264	$1,644,877	$1,492,702
Cash and due from banks	25,937	34,070	29,819	27,588	19,297
Interest-bearing deposits in other banks	107,355	117,836	29,848	92,921	72,946
Securities available-for-sale	335,573	307,877	345,344	304,766	294,885
Securities held-to-maturity	—	—	8,991	10,193	11,310
Loans held for sale	5,089	2,904	1,867	3,146	3,604
Loans held for investment	1,438,924	1,328,438	1,247,666	1,146,675	1,032,597
Allowance for loan losses	13,937	12,524	10,895	10,544	9,511
Noninterest-bearing deposits	584,915	547,880	504,286	475,164	394,672
Interest-bearing deposits	1,136,205	1,097,703	1,021,699	997,725	936,129
Total deposits	1,721,120	1,645,583	1,525,985	1,472,889	1,330,801
Junior subordinated debentures	—	11,341	11,341	11,341	11,341
Total stockholders’ equity	251,898	193,703	178,103	151,823	142,380

Selected Income Statement Data:
Interest and dividend income	$73,725	$66,886	$58,405	$54,256	$50,383
Interest expense	10,086	7,649	6,560	6,430	6,271
Net interest income	63,639	59,237	51,845	47,826	44,112
Provision for loan losses	1,810	1,990	1,555	1,658	946
Noninterest income	15,970	14,531	12,714	12,902	11,736
Operating expenses	47,335	43,422	40,473	38,361	36,294
Income before income tax expense	30,464	28,356	22,531	20,709	18,608
Income tax expense	5,640	5,300	8,546	5,607	4,652
Net income	$24,824	$23,056	$13,985	$15,102	$13,956
Common stock cash dividends	$1,326	$1,009	$—	$—	$—

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Per Common Share Data: (1)
Earnings per share, basic	$3.51	$3.43	$2.16	$2.37	$2.19
Earnings per share, diluted	$3.49	$3.41	$2.14	2.35	2.17
Book value per share	$34.48	$29.23	$26.50	23.86	22.28
Tangible book value per share(2)	$34.27	$28.99	$26.27	23.62	22.03
Cash dividends per share	$0.20	$0.15	$—	—	—
Weighted average shares outstanding, basic	7,072,689	6,716,943	6,483,958	6,378,568	6,382,411
Weighted average shares outstanding, diluted	7,115,514	6,756,102	6,526,828	6,416,708	6,417,083

Summary Performance Ratios:
Return on average assets	1.30%	1.29%	0.82%	0.95%	0.95%
Return on average equity	10.86%	12.46%	8.45%	10.09%	10.27%
Net interest margin	3.47%	3.42%	3.14%	3.11%	3.13%
Net interest margin (FTE)(3)	3.52%	3.44%	3.20%	3.21%	3.23%
Efficiency ratio(4)	59.46%	58.86%	62.69%	63.17%	64.99%
Loans HFI to deposits ratio	83.60%	80.73%	81.76%	77.85%	77.59%
Noninterest-bearing deposits to deposits ratio	33.98%	33.29%	33.05%	32.26%	29.66%
Noninterest income to average assets	0.84%	0.81%	0.74%	0.81%	0.80%
Operating expense to average assets	2.49%	2.43%	2.37%	2.42%	2.47%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.33%	0.38%	0.60%	0.36%	0.42%
Nonperforming loans to loans HFI	0.37%	0.49%	0.83%	0.49%	0.57%
Allowance for loan losses to loans HFI	0.97%	0.94%	0.87%	0.92%	0.92%
Net charge-offs to average loans	0.03%	0.03%	0.10%	0.06%	0.02%

Capital Ratios:
Total stockholders’ equity to total assets	12.67%	10.41%	10.33%	9.23%	9.54%
Tangible common equity to tangible assets(5)	12.60%	10.34%	10.25%	9.14%	9.44%
Total risk-based capital to risk-weighted assets	18.02%	16.55%	15.91%	14.56%	14.73%
Tier 1 risk-based capital to risk-weighted assets	17.07%	15.62%	15.06%	13.69%	13.86%
Common equity Tier 1 capital to risk-weighted assets	17.07%	14.80%	14.20%	12.78%	12.85%
Tier 1 risk-based capital to average assets	12.82%	11.40%	11.21%	10.04%	10.12%

(1)	2017, 2016, and 2015 amounts adjusted to give effect to the 2018 2-for-1 stock split.

(2)
We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate for 2019 and 2018, and a 35% tax rate for 2017, 2016, and 2015 on tax-exempt securities and tax-exempt loans.

(4)	Efficiency ratio represents operating expense divided by the sum of net interest income and noninterest income.

(5)
We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of Red River Bancshares, Inc. and our wholly owned subsidiary, Red River Bank, during the year ended December 31, 2019 and selected prior periods. This discussion and analysis should be read in conjunction with information presented elsewhere in the report, including "Item 6. Selected Financial Data" and our audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see risk factors and other cautionary statements described in "Item 1A. Risk Factors” in this Annual Report on Form 10-K. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 25 banking centers throughout Louisiana. Banking centers are located in the following Louisiana markets: Central Louisiana, which includes the Alexandria MSA; Northwest Louisiana, which includes the Shreveport-Bossier City MSA; Southeast Louisiana, which includes the Baton Rouge MSA; Southwest Louisiana, which includes the Lake Charles MSA; and the Northshore, which includes Covington.
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
OVERVIEW
2019 was an important year for our Company. In January 2019, we celebrated Red River Bank's 20-year anniversary of operations. The most important milestone of 2019 was changing our stock from being privately held and traded to being publicly traded. We also continued to expand organically throughout Louisiana. We are pleased with our 2019 accomplishments, growth, and financial results.
2019 Major Accomplishments

•	January 2019 marked the 20th anniversary of Red River Bank providing banking services in Louisiana.

•	In May 2019, we completed an IPO of our common stock and the stock began trading on the Nasdaq Global Select Market under the trading symbol "RRBI."

•	In June 2019, our stock was selected to be included in the Russell 2000 Index.

•	As planned, in June and August 2019, a portion of the proceeds from the May 2019 IPO were used to redeem all of our junior subordinated debentures and the associated business trusts were terminated.

•	We expanded organically throughout Louisiana with the following events:

◦	Opened a new market headquarters building in the Southeast market in the first quarter of 2019.

◦
Entered into a new market, the Northshore, located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. In the Northshore, we operated from a temporary LPO until a full service banking center was opened in the third quarter of 2019.

◦	Purchased a banking center location in the Southwest market in the fourth quarter of 2019. On March 23, 2020, we opened a full-service banking center at this location in Sulphur, Louisiana.

◦	Hired experienced and knowledgeable bankers in our Southwest and Northshore markets.

•	We expanded our treasury management team, products, and services.

Highlights of 2019 Financial Results
The following are financial highlights for the year ended December 31, 2019:

•
Net income for the year ended December 31, 2019, was $24.8 million, or $3.49 diluted EPS, an increase of $1.8 million, or 7.7%, compared to $23.1 million, or $3.41 diluted EPS, for the year ended December 31, 2018.

•	Assets increased 6.9% to $1.99 billion as of December 31, 2019, compared to $1.86 billion as of December 31, 2018.

•	The return on average assets was 1.30% for 2019 and 1.29% for 2018.

•	The return on average equity decreased to 10.86% for 2019 from 12.46% for 2018. This decrease is primarily due to the addition of $26.8 million of net proceeds from the IPO to equity.

•
The 2019 net interest margin FTE was impacted by the changing interest rate environment and the redemption of the junior subordinated debentures. Net interest margin FTE increased to 3.52% for 2019 from 3.44% for 2018.

•	Loans HFI increased 8.3% and deposits increased 4.6% compared to December 31, 2018.

•	As of December 31, 2019, the loans HFI to deposits ratio was 83.60%, and the noninterest-bearing deposits to total deposits ratio was 33.98%.

•	The nonperforming assets to total assets ratio improved to 0.33% as of December 31, 2019, from 0.38% as of December 31, 2018.

•	The net charge-offs to average loans ratio for the year ended December 31, 2019 was 0.03%.
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2019, was $24.8 million, or $3.49 per diluted common share, an increase of $1.8 million, or 7.7%, compared to $23.1 million, or $3.41 per diluted common share, for the year ended December 31, 2018. The increase in net income is due to a $4.4 million increase in net interest income, a $1.4 million increase in noninterest income, partially offset by a $3.9 million increase in operating expenses. The return on average assets for the year ended December 31, 2019, was 1.30% and 1.29% for the year ended December 31, 2018. The return on average equity was 10.86% for the year ended December 31, 2019, and 12.46% for the year ended December 31, 2018. Our efficiency ratio for the year ended December 31, 2019, was 59.46%, compared to 58.86% for the year ended December 31, 2018.
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
The Federal Reserve sets the target federal funds rate, which is the cost of immediately available overnight funds, and influences other market rates, such as the prime rate. These market rates impact pricing of certain assets and liabilities used by financial institutions. Our net interest income and net interest margin are directly affected by these rates and their changes. During 2018, the target federal funds rate increased 100 bps (25 bps in each of March, June, September, and December), and was 2.50% as of December 31, 2018. During 2019, the target federal funds rate remained consistent between January and July and decreased 75 bps in the second half of the year (25 bps in each of August, September, and October), and was 1.75% as of December 31, 2019. Due to these fluctuations, the average effective federal funds rate was 1.83% for 2018 and 2.16% for 2019, resulting in an overall, average higher interest rate environment in 2019 than 2018.
Net interest income for the year ended December 31, 2019, totaled $63.6 million, a $4.4 million, or 7.4%, increase from the year ended December 31, 2018. The increase in net interest income was a result of a $6.8 million, or 10.2%, increase in interest income, partially offset by a $2.4 million, or 31.9%, increase in interest expense. The improvement in net interest income in 2019 was primarily due to having a larger balance sheet combined with a higher net interest margin. When comparing average balances for 2019 to 2018, average interest-earning assets grew $101.6 million, or 6.0%, and average deposits increased $77.2 million, or 4.9%. The increase in the average balances was attributable to organic growth in existing and new markets. In addition, the junior subordinated debentures were redeemed in 2019.
Net interest margin FTE increased eight bps to 3.52% for the year ended December 31, 2019, from 3.44% for the year ended December 31, 2018. This increase was due to the positive impact from the higher average interest rate environment, diligent loan and deposit pricing strategies, and securities portfolio realignments.
Due to the higher average interest rate environment, the yield on all interest-earning asset categories improved in 2019. The yield on interest-earning assets for 2019 was 4.03%, 17 bps higher than 3.86% for 2018, mainly driven by a 17 bp increase in loan yield to 4.59% for 2019. The loan yield increased as we were able to obtain improved pricing on new and renewed loans which mitigated the impact of decreasing interest rates on variable rate loans.
On the liability side, noninterest-bearing deposits are not impacted by the interest rate environment and are a significant source of funds. Average noninterest-bearing deposits were 34.96% of average total deposits for the year ended December 31, 2019, and 34.64% for the year ended December 31, 2018. Due to the changing interest rate environments and competition for deposits, selected deposit rates were adjusted during 2019 and 2018. This resulted in an increase in the cost of interest-bearing deposits of 21 bps to 0.90% in 2019 from 0.69% in 2018. The total cost of deposits increased 14 bps to 0.59% in 2019 from 0.45% in 2018.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the years presented:

	For the Years Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,388,702	$64,570	4.59%	$1,312,078	$58,747	4.42%	$1,184,523	$50,608	4.22%
Securities - taxable	257,090	5,466	2.13%	277,337	5,624	2.03%	297,960	5,352	1.80%
Securities - tax-exempt	75,385	1,775	2.35%	57,776	1,327	2.30%	69,702	1,711	2.45%
Federal funds sold	34,637	753	2.14%	17,790	356	1.97%	10,945	122	1.10%
Interest-bearing balances due from banks	51,694	1,127	2.15%	40,768	798	1.93%	62,238	584	0.93%
Nonmarketable equity securities	1,330	23	1.69%	1,286	18	1.36%	1,253	14	1.13%
Investment in trusts	181	11	6.34%	341	16	4.83%	341	14	4.16%
Total interest-earning assets	1,809,019	$73,725	4.03%	1,707,376	$66,886	3.86%	1,626,962	$58,405	3.55%
Allowance for loan losses	(13,444)			(11,713)			(11,101)
Noninterest earning assets	107,390			89,155			91,540
Total assets	$1,902,965			$1,784,818			$1,707,401
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$739,554	$3,898	0.53%	$708,818	$2,735	0.39%	$666,367	$1,919	0.29%
Time deposits	335,024	5,803	1.73%	320,699	4,349	1.36%	338,672	4,165	1.23%
Total interest-bearing deposits	1,074,578	9,701	0.90%	1,029,517	7,084	0.69%	1,005,039	6,084	0.61%
Junior subordinated debentures	6,017	385	6.39%	11,341	558	4.92%	11,341	452	3.98%
Other borrowings	5	—	2.80%	191	7	3.66%	899	24	2.66%
Total interest-bearing liabilities	1,080,600	$10,086	0.93%	1,041,049	$7,649	0.73%	1,017,279	$6,560	0.64%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	577,701			545,547			507,367
Accrued interest and other liabilities	16,118			13,124			17,307
Total noninterest-bearing liabilities:	593,819			558,671			524,674
Stockholders’ equity	228,546			185,098			165,448
Total liabilities and stockholders’ equity	$1,902,965			$1,784,818			$1,707,401
Net interest income		$63,639			$59,237			$51,845
Net interest spread			3.10%			3.13%			2.91%
Net interest margin			3.47%			3.42%			3.14%
Net interest margin FTE(3)			3.52%			3.44%			3.20%
Cost of deposits			0.59%			0.45%			0.40%
Cost of funds			0.56%			0.45%			0.40%

(1)	Includes average outstanding balances of loans HFS of $4.1 million, $2.9 million, and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

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

	For the Years Ended December 31, 2019 vs 2018			For the Years Ended December 31, 2018 vs 2017
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$3,311	$2,512	$5,823	$5,391	$2,748	$8,139
Securities - taxable	(353)	195	(158)	(324)	596	272
Securities - tax-exempt	405	43	448	(314)	(70)	(384)
Federal funds sold	332	65	397	78	156	234
Interest-bearing balances due from banks	207	122	329	(196)	410	214
Nonmarketable equity securities	1	4	5	—	4	4
Investment in trusts	(8)	3	(5)	—	2	2
Total interest-earning assets	$3,895	$2,944	$6,839	$4,635	$3,846	$8,481
Interest-bearing liabilities:
Interest-bearing transaction deposits	$101	$1,062	$1,163	$171	$645	$816
Time deposits	209	1,245	1,454	(256)	440	184
Total interest-bearing deposits	310	2,307	2,617	(85)	1,085	1,000
Junior subordinated debentures	(262)	89	(173)	—	106	106
Other borrowings	(7)	—	(7)	(18)	1	(17)
Total interest-bearing liabilities	$41	$2,396	$2,437	$(103)	$1,192	$1,089
Increase (decrease) in net interest income	$3,854	$548	$4,402	$4,738	$2,654	$7,392
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
The provision expense for the year ended December 31, 2019, was $1.8 million, a decrease of $180,000 from $2.0 million for the year ended December 31, 2018. As of December 31, 2019, the allowance for loan losses totaled $13.9 million, or 0.97%, of loans HFI compared to $12.5 million as of December 31, 2018, or 0.94%, of loans HFI.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card fees, fees related to the sale of mortgage loans, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $1.4 million to $16.0 million for the year ended December 31, 2019, compared to the prior year. The increase in noninterest income was mainly due to higher mortgage loan income, higher SBIC income, a change in equity securities mark-to-market valuation, higher brokerage income, and higher loan and deposit fee income. These increases were partially offset by decreases in BOLI income and in other income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	Increase/(Decrease)
Noninterest income:
Service charges on deposit accounts	$4,573	$4,582	$(9)	(0.2)%
Debit card income, net	3,095	2,986	109	3.7%
Mortgage loan income	3,002	2,107	895	42.5%
Brokerage income	2,125	1,944	181	9.3%
Loan and deposit income	1,521	1,359	162	11.9%
Bank-owned life insurance income	544	732	(188)	(25.7)%
Gain (Loss) on equity securities	115	(85)	200	235.3%
Gain (Loss) on sale of securities	18	32	(14)	(43.8)%
SBIC income	819	509	310	60.9%
Other income	158	365	(207)	(56.7)%
Total noninterest income	$15,970	$14,531	$1,439	9.9%
Mortgage loan income increased $895,000 for 2019, compared to the prior year. This growth was attributed to increased demand for new and refinanced mortgage loans due to a lower mortgage interest rate environment and a higher dollar amount of mortgage loans closed in 2019.
SBIC income increased $310,000 to $819,000 for 2019, compared to the prior year due to higher income from an SBIC limited partnership of which Red River Bank is a member. This increase was a result of an additional $214,000 dividend received from the SBIC in the second quarter of 2019 and a $96,000 increase in distributions for 2019.
The gain or loss on equity securities is a mark-to-market adjustment primarily driven by a change in the interest rate environment. Due to fluctuations in market rates between periods, equity securities had a mark-to-market gain of $115,000 for 2019, compared to an $85,000 loss for 2018.
Bank-owned life insurance income decreased $188,000 to $544,000 for 2019, compared to $732,000 for 2018. This decrease was attributed to $173,000 in insurance proceeds received in 2018.
Brokerage income increased $181,000 to $2.1 million for 2019, compared to 2018. This increase was due to the addition of new brokerage clients as well as additional funds invested by existing clients. Red River Bank's investment group has experienced incremental revenue growth over the last 12 months. Assets under management increased 28.5% to $633.1 million as of December 31, 2019, from $492.6 million as of December 31, 2018.
Loan and deposit income increased $162,000 for 2019, compared to the prior year. This increase was primarily related to higher credit card income as a result of a larger number of credit cards outstanding and higher credit card transaction volume in 2019.
Other income decreased $207,000 for 2019, compared to 2018. This decrease was due to a $253,000 reduction in gain on OREO transactions, partially offset by a $24,000 increase in OREO income in 2019.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. For the year ended December 31, 2019, operating expenses totaled $47.3 million, an increase of $3.9 million, or 9.0%, compared to $43.4 million for the year ended December 31, 2018. The increase in operating expenses was mainly due to higher personnel expenses, data processing expense, and occupancy and equipment expenses, partially offset by the lack of an FDIC insurance assessment in the second half of 2019.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	Increase (Decrease)
Operating expenses:
Personnel expenses	$27,800	$26,094	$1,706	6.5%
Non-staff expenses:
Occupancy and equipment expenses	4,976	4,500	476	10.6%
Technology expenses	2,293	2,070	223	10.8%
Advertising	1,025	762	263	34.5%
Other business development expenses	1,107	1,127	(20)	(1.8)%
Data processing expense	1,882	1,386	496	35.8%
Other taxes	1,579	1,327	252	19.0%
Loan and deposit expenses	1,148	852	296	34.7%
Legal and professional expenses	1,541	1,422	119	8.4%
Regulatory assessment expense	351	642	(291)	(45.3)%
Other operating expenses	3,633	3,240	393	12.1%
Total operating expenses	$47,335	$43,422	$3,913	9.0%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses were $27.8 million for 2019, an increase of $1.7 million compared to 2018. The increase in personnel expenses was related to an increase in back office staff to support increasing volumes and to prepare to operate as a public company, as well as personnel for the new Northshore market. For 2019 and 2018, we had 325 and 320 full-time equivalent employees, respectively. In addition, revenue-based commission compensation increased for the year ended December 31, 2019, compared to the prior year, due to higher mortgage and brokerage income.
Data processing expense increased $496,000 to $1.9 million for 2019 compared to 2018. This increase was due to an increase in loan and deposit account volume and activity as well as $285,000 less in refunds received from our data processing center in 2019 compared to 2018.
Occupancy and equipment expenses increased $476,000 to $5.0 million for 2019 compared to 2018 as a result of opening our market headquarters building in the Southeast market and entering the Northshore market with a temporary LPO that was closed and replaced with a new full-service banking center.
Loan and deposit expenses increased $296,000 to $1.1 million for 2019 compared to 2018. The increase was the result of approximately $86,000 of nonrecurring loan development expenses, a $70,000 increase in credit card expenses due to a larger number of credit cards outstanding and more transaction volume in 2019, and a $48,000 increase in collection expenses. Additionally, 2018 benefited from the receipt of a $71,000 negotiated rebate from a vendor, resulting in lower loan and deposit expenses during that period.
Regulatory assessment expense decreased $291,000 in 2019 compared to 2018. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the third and fourth quarters of 2019. Therefore, no FDIC insurance assessment expense was incurred for these periods. The FDIC insurance assessment expense for 2019 was $250,000 compared to $518,000 in 2018.
Advertising expense increased $263,000 to $1.0 million for 2019 compared to 2018. The increase was primarily attributed to media campaigns and marketing events in our newer markets in 2019.
Other taxes increased $252,000 to $1.6 million for 2019 compared to 2018. The increase was due to a $263,000 increase in State of Louisiana bank stock tax resulting from having higher deposit account balances and higher net income for the applicable tax years.
Technology expenses increased $223,000 to $2.3 million for 2019 compared to the prior year. This increase was primarily a result of network expansion in the new Northshore market, cybersecurity and information technology infrastructure enhancements, and new software to operate as a public company.

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
For the years ended December 31, 2019 and 2018, income tax expense totaled $5.6 million and $5.3 million, respectively. The 2019 effective income tax rate was 18.5% compared to 18.7% for 2018.
FINANCIAL CONDITION
General
As of December 31, 2019, total assets were $1.99 billion which was $127.6 million, or 6.9%, higher than total assets of $1.86 billion as of December 31, 2018. Within total assets, compared to December 31, 2018, loans HFI increased by $110.5 million, AFS securities increased by $27.7 million, and interest-bearing deposits in other banks decreased by $10.5 million. For liabilities, compared to December 31, 2018, deposits increased $75.5 million and junior subordinated debentures were completely paid off and the related trusts terminated as of December 31, 2019. As of December 31, 2019, the loans HFI to deposits ratio was 83.60%, and the noninterest-bearing deposits to total deposits ratio was 33.98%. Stockholders' equity increased $58.2 million from December 31, 2018, mainly due to the $26.8 million of proceeds from the IPO, net of expenses and underwriting commissions, and $24.8 million of net income.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of December 31, 2019, our securities portfolio was 17.1% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Total securities were $339.5 million as of December 31, 2019, an increase of $27.8 million, or 8.9%, from $311.7 million as of December 31, 2018. The $339.5 million was comprised of $335.6 million in AFS securities and $3.9 million in equity securities. Investment activity during 2019 included $145.6 million of securities purchased during the year, partially offset by $58.9 million in sales and $67.1 million in maturities, prepayments, and calls. The market value of the investment portfolio increased $9.5 million for the year ended December 31, 2019.
As of December 31, 2019 and 2018, all securities were classified as AFS. In the fourth quarter of 2018, all HTM securities owned were reclassified to AFS, allowing these securities to be available for liquidity purposes as needed.
In 2019, we sold $58.9 million of securities, consisting of a mix across various sectors that had short-term remaining maturities. These transactions included mostly lower yielding securities, along with a few strategic higher yielding securities which also had short average lives. We were able to obtain a small gain on these transactions, and the proceeds from the sales were used to purchase mortgage-backed and tax-exempt municipal securities, both at higher yields. These realignment transactions reduced the amount of securities repricing in the short-term and partially mitigated our exposure to a decreasing rate environment.
The securities portfolio tax-equivalent yield was 2.32% for the year ended December 31, 2019, compared to 2.18% for the year ended December 31, 2018. The 14 bp increase in yield for 2019, compared to 2018, was primarily due to purchasing $145.6 million of securities at higher yields than the existing portfolio yield at the time of the purchases.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and, consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of December 31, 2019, the average life of our securities portfolio was 3.9 years with an estimated effective duration of 3.0 years.
The carrying values of our securities classified as AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in stockholders’ equity. Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheet with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2019, the net unrealized loss of the AFS securities portfolio was $30,000, as compared to a net unrealized loss of $9.5 million as of December 31, 2018.
The $3.9 million in equity securities as of December 31, 2019, is an investment in the CRA Qualified Investment Fund which is managed by Community Capital Management, Inc. We invested in the CRA Qualified Investment Fund as part of our strategy to meet our obligations described within the Community Reinvestment Act, which encourages financial institutions to help meet the credit needs of their entire market area, including low and moderate income neighborhoods, consistent with safe and sound banking principles. Through this fund, mortgage-backed securities are purchased according to our allocations, with their underlying collateral located in our market areas, which strengthens our efforts to meet our CRA obligations.
The fair value of our equity securities was $3.9 million as of December 31, 2019, with a recognized gain of $115,000 for the year ended December 31, 2019, compared to a fair value of $3.8 million as of December 31, 2018, with a recognized loss of $85,000 for the year ended December 31, 2018. Prior to the 2018 adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), mutual fund securities were included in AFS securities.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of December 31, 2019, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$240,374	$21	$(4,492)	$235,903
Municipal bonds	67,573	107	(1,658)	66,022
U.S. agency securities	40,213	13	(713)	39,513
U.S. Treasury securities	4,000	—	(94)	3,906
Total Securities AFS	$352,160	$141	$(6,957)	$345,344
Securities HTM:
Municipal bonds	$8,991	$232	$—	$9,223
The following table shows the fair value of AFS securities which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$1,908	1.83%	$17,935	1.77%	$29,560	1.98%	$186,268	2.30%	$235,671	2.22%
Municipal bonds	265	3.57%	10,993	2.01%	35,248	2.71%	46,252	3.27%	92,758	2.91%
U.S. agency securities	14	2.33%	1,020	2.11%	5,095	2.59%	1,015	2.27%	7,144	2.48%
Total Securities AFS	$2,187	2.04%	$29,948	1.87%	$69,903	2.39%	$233,535	2.49%	$335,573	2.41%
(1) Tax equivalent projected book yield as of December 31, 2019.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of December 31, 2019, loans HFI were $1.44 billion, an increase of $110.5 million, or 8.3%, compared to $1.33 billion as of December 31, 2018. New loan origination activity was steady in 2019 and spread across all of our markets, with our newer markets experiencing the most growth.
Loans HFI by Category
Loans HFI by category are summarized below as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$531,990	37.0%	$454,689	34.2%	$412,355	33.0%	$393,351	34.3%	$379,841	36.8%
One-to-four family residential	420,020	29.2%	406,963	30.7%	375,536	30.1%	337,926	29.5%	298,234	28.9%
Construction and development	132,461	9.2%	102,868	7.7%	84,812	6.8%	77,155	6.7%	68,789	6.7%
Commercial and industrial	267,940	18.6%	275,881	20.8%	284,035	22.8%	248,448	21.7%	206,868	20.0%
Tax-exempt	56,494	3.9%	60,104	4.5%	62,776	5.0%	61,819	5.4%	51,816	5.0%
Consumer	30,019	2.1%	27,933	2.1%	28,152	2.3%	27,976	2.4%	27,049	2.6%
Total loans HFI	$1,438,924	100.0%	$1,328,438	100.0%	$1,247,666	100.0%	$1,146,675	100.0%	$1,032,597	100.0%
Total loans HFS	$5,089		$2,904		$1,867		$3,146		$3,604
Commercial Real Estate Loans. Commercial real estate loans are primarily made for commercial property that is owner occupied as well as commercial property owned by real estate investors. Real estate securing these loans includes many property types, such as retail centers, nursing homes, offices and office buildings, medical facilities, warehouses, churches and related facilities, production facilities, and multifamily properties. Commercial real estate loans increased $77.3 million, or 17.0%, to $532.0 million as of December 31, 2019, from $454.7 million as of December 31, 2018.
Non-owner occupied commercial real estate loans were $231.1 million, or 16.1%, of loans HFI, and represented 97.1% of the Bank’s total risk-based capital as of December 31, 2019. The owner occupied and non-owner occupied components of the commercial real estate portfolio are summarized below.

	Commercial Real Estate
(dollars in thousands)	Owner Occupied		Non-Owner Occupied		Total
December 31,	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
2019	$300,880	20.9%	$231,110	16.1%	$531,990	37.0%
2018	$270,083	20.3%	$184,606	13.9%	$454,689	34.2%
2017	$241,153	19.3%	$171,202	13.7%	$412,355	33.0%
2016	$223,280	19.5%	$170,071	14.8%	$393,351	34.3%
2015	$218,688	21.2%	$161,153	15.6%	$379,841	36.8%
One-to-Four Family Residential Loans. One-to-four family residential loans are predominantly first lien mortgage loans secured by owner occupied one-to-four family residential properties. One-to-four family residential loans increased $13.0 million, or 3.2%, to $420.0 million as of December 31, 2019, compared to $407.0 million as of December 31, 2018.
Construction and Development Loans. The construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single family homes. Construction and development loans increased $29.6 million, or 28.8%, to $132.5 million as of December 31, 2019, compared to $102.9 million as of December 31, 2018.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including, but not limited to, inventory, equipment, capital expansion, and working capital enhancement. Collateral typically includes a lien on general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate. A personal guaranty is generally obtained from the borrower or principal. Commercial and industrial loans decreased $8.0 million, or 2.9%, to $267.9 million as of December 31, 2019, from $275.9 million as of December 31, 2018.
Tax-Exempt Loans. Tax-exempt loans are made to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans are typically secured by and paid for by ad valorem taxes. Tax-exempt loans decreased $3.6 million, or 6.0%, to $56.5 million as of December 31, 2019, compared to $60.1 million as of December 31, 2018.
Consumer Loans. Consumer loans are made to individuals for personal, family, and household purposes and include secured and unsecured installment and term loans. Consumer loans are offered as an accommodation to existing customers and are not marketed to persons without a pre-existing relationship with us. Accordingly, this category of loans continues to comprise an insignificant portion of the total portfolio with limited growth.
Industry Concentrations
As of December 31, 2019, there were no concentrations of loans within any single industry in excess of 10.0% of loans HFI as segregated by the North American Industry Classification System (“NAICS”). NAICS is an industry classification system used to categorize loans by the borrower’s type of business. Industry concentrations stated as a percentage of loans HFI are presented below:

December 31, 2019
Health care	9.3%
Construction	4.7%
Retail trade	4.4%
Investor one-to-four family and multifamily	4.4%
Accommodation and food services	3.3%
Religious and other nonprofit	2.8%
Public administration	2.3%
Energy	2.2%
Finance and insurance	2.0%
Manufacturing	1.7%
All other	62.9%
Total loans HFI by industry concentration	100.0%
Loans to borrowers in the health care industry were 9.3% of loans HFI as of December 31, 2019, compared to 9.1% as of December 31, 2018. This group predominantly includes loans to the nursing and residential care facilities sector that were 5.3% of loans HFI as of December 31, 2019, and 5.1% as of December 31, 2018, as well as loans to the ambulatory health care services sector that were 3.9% of loans HFI as of December 31, 2019, and December 31, 2018. Energy related credits were 2.2% of loans HFI as of December 31, 2019, compared to 2.9% as of December 31, 2018.

Loan Portfolio Maturity Analysis
The maturity distribution for loans HFI and the amount of such loans with fixed and floating interest rates are summarized below:

	December 31, 2019
(dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real estate:
Commercial real estate	$86,369	$312,913	$132,708	$531,990
One-to-four family residential	37,769	104,649	277,602	420,020
Construction and development	79,930	39,824	12,707	132,461
Commercial and industrial	116,015	141,132	10,793	267,940
Tax-exempt	6,566	11,038	38,890	56,494
Consumer	10,917	17,991	1,111	30,019
Total loans HFI	$337,566	$627,547	$473,811	$1,438,924

Fixed rate amount	$182,885	$562,466	$466,637	$1,211,988
Fixed rate percent	12.7%	39.1%	32.4%	84.2%
Variable rate amount	$154,681	$65,081	$7,174	$226,936
Variable rate percent	10.8%	4.5%	0.5%	15.8%
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
Our ratio of NPAs to total assets improved to 0.33% as of December 31, 2019, from 0.38% as of December 31, 2018. NPAs totaled $6.5 million as of December 31, 2019, down $680,000, or 9.5%, from $7.1 million as of December 31, 2018. This improvement was largely due to $1.2 million in payoffs and paydowns on nonperforming loans, partially offset by $500,000 in foreclosed assets received in liquidation of loans that became nonperforming during the year.

Nonperforming loan and asset information is summarized below:

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonperforming loans:
Nonaccrual loans	$5,319	$5,560	$9,444	$5,608	$5,550
Accruing loans 90 or more days past due	—	939	942	14	304
Total nonperforming loans	5,319	6,499	10,386	5,622	5,854
Foreclosed assets:
Real estate	1,128	646	23	346	455
Other	18	—	—	—	—
Total foreclosed assets	1,146	646	23	346	455
Total NPAs	$6,465	$7,145	$10,409	$5,968	$6,309

Troubled debt restructurings:(1)
Nonaccrual loans	$3,185	$3,540	$4,497	$1,124	$1,580
Accruing loans 90 or more days past due	—	—	792	—	—
Performing loans	1,695	1,572	2,002	3,932	2,036
Total TDRs	$4,880	$5,112	$7,291	$5,056	$3,616

Nonperforming loans to loans HFI(1)	0.37%	0.49%	0.83%	0.49%	0.57%
NPAs to total assets	0.33%	0.38%	0.60%	0.36%	0.42%

(1)	Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
Nonaccrual loans are summarized below by category:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Real estate:
Commercial real estate	$1,278	$1,362	$1,171	$920	$3,697
One-to-four family residential	607	424	1,821	752	1,191
Construction and development	38	55	1,143	204	583
Commercial and industrial	3,370	3,675	5,288	3,698	79
Tax-exempt	—	—	—	—	—
Consumer	26	44	21	34	—
Total nonaccrual loans	$5,319	$5,560	$9,444	$5,608	$5,550
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
Loans HFI are summarized below by risk category:

	December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$515,926	$14,118	$1,946	$—	$—	$531,990
One-to-four family residential	416,884	2,021	1,115	—	—	420,020
Construction and development	131,185	565	711	—	—	132,461
Commercial and industrial	247,382	11,473	9,085	—	—	267,940
Tax-exempt	56,494	—	—	—	—	56,494
Consumer	29,876	5	138	—	—	30,019
Total loans HFI	$1,397,747	$28,182	$12,995	$—	$—	$1,438,924
% of loans HFI	97.1%	2.0%	0.9%	—%	—%	100.0%

Allowance for Loan Losses
The allowance for loan losses provides for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic charges to the provision for loan losses.
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

When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable supportable forecasts. This model will replace the existing incurred loss model. As an SEC registrant with smaller reporting company filing status, CECL is effective for us on January 1, 2023. Refer to "Item 8. Financial Statements and Supplementary Data – Note 1 – Business and Summary of Significant Accounting Policies – Issued but Not Adopted Accounting Standards" for more information on ASU No. 2016-13.
The allowance for loan losses totaled $13.9 million, or 0.97%, of loans HFI as of December 31, 2019. As of December 31, 2018, the allowance for loan losses totaled $12.5 million, or 0.94%, of loans HFI.
The ratio of net charge-offs to average loans HFI was 0.03% for each of the years ended December 31, 2019 and 2018. The increase in commercial and industrial charge-offs and recoveries resulted from the charge off and subsequent recovery of approximately $570,000 in commercial deposit accounts in 2019.
The provision for loan losses for the year ended December 31, 2019, was $1.8 million, down $180,000, or 9.1%, from $2.0 million for the year ended December 31, 2018.

The following table displays activity in the allowance for loan losses for the periods shown:

	As of and for the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Loans HFI	$1,438,924	$1,328,438	$1,247,666	$1,146,675	$1,032,597
Average loans	$1,388,702	$1,312,078	$1,184,523	$1,091,605	$989,239

Allowance for loan losses at beginning of period	$12,524	$10,895	$10,544	$9,511	$8,798
Provision for loan losses	1,810	1,990	1,555	1,658	946
Charge-offs:
Real estate:
Commercial real estate	—	(27)	—	(26)	—
One-to-four family residential	(44)	(4)	(181)	(240)	(5)
Construction and development	—	—	(101)	(206)	—
Commercial and industrial	(864)	(353)	(824)	(32)	(118)
Consumer	(311)	(353)	(353)	(281)	(288)
Total charge-offs	(1,219)	(737)	(1,459)	(785)	(411)
Recoveries:
Real estate:
Commercial real estate	—	27	1	—	—
One-to-four family residential	5	187	73	13	31
Construction and development	88	—	—	—	—
Commercial and industrial	585	9	60	11	21
Consumer	144	153	121	136	126
Total recoveries	822	376	255	160	178
Net (charge-offs)/recoveries	(397)	(361)	(1,204)	(625)	(233)
Allowance for loan losses at end of period	$13,937	$12,524	$10,895	$10,544	$9,511

Allowance for loan losses to loans HFI	0.97%	0.94%	0.87%	0.92%	0.92%
Net charge-offs to average loans	0.03%	0.03%	0.10%	0.06%	0.02%
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

The following table displays the allocation of the allowance for loan losses among the loan classifications for the dates indicated. The allocations shown below should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in the future will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan classification.

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$3,454	24.8%	$3,081	24.6%	$3,270	30.0%	$3,133	29.7%	$2,857	30.0%
One-to-four family residential	3,323	23.8%	3,146	25.1%	3,099	28.5%	2,997	28.4%	3,183	33.5%
Construction and development	1,211	8.7%	951	7.6%	852	7.8%	675	6.4%	509	5.4%
Commercial and industrial	5,175	37.1%	4,604	36.8%	2,836	26.0%	3,005	28.5%	2,264	23.8%
Tax-exempt	334	2.4%	372	3.0%	432	4.0%	426	4.1%	380	4.0%
Consumer	440	3.2%	370	2.9%	406	3.7%	308	2.9%	318	3.3%
Total allowance for loan losses	$13,937	100.0%	$12,524	100.0%	$10,895	100.0%	$10,544	100.0%	$9,511	100.0%
Deposits
Deposits are the primary funding source for loans and investments. We offer a variety of deposit products designed to attract and retain consumer, commercial, and public entity customers. These products consist of noninterest and interest-bearing checking accounts, savings accounts, money market accounts, and time deposit accounts. Deposits are gathered from individuals, partnerships, corporations, and public entities located primarily in our market areas. We do not have any internet-sourced or brokered deposits.
Total deposits increased $75.5 million, or 4.6%, to $1.72 billion at December 31, 2019, from $1.65 billion at December 31, 2018, mainly due to normal fluctuations in customer account balances and adding new accounts. Noninterest-bearing deposits increased by $37.0 million, or 6.8%, to $584.9 million in 2019. Noninterest-bearing deposits as a percentage of total deposits were 33.98% as of December 31, 2019, compared to 33.29% as of December 31, 2018. Interest-bearing deposits increased by $38.5 million, or 3.5%, to $1.14 billion in 2019.
The following table presents our deposits by account type as of the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand deposits	$584,915	34.0%	$547,880	33.3%	$504,286	33.0%
Interest-bearing deposits:
NOW accounts	331,374	19.2%	304,545	18.5%	255,309	16.7%
Money market deposits	367,689	21.4%	358,575	21.8%	351,217	23.0%
Savings accounts	103,984	6.0%	104,355	6.3%	95,336	6.3%
Time deposits < $100,000	110,636	6.4%	119,637	7.3%	127,726	8.4%
Time deposits $100,000 to $250,000	131,957	7.7%	128,637	7.8%	129,321	8.5%
Time deposits > $250,000	90,565	5.3%	81,954	5.0%	62,790	4.1%
Total interest-bearing deposits	$1,136,205	66.0%	$1,097,703	66.7%	$1,021,699	67.0%
Total deposits	$1,721,120	100.0%	$1,645,583	100.0%	$1,525,985	100.0%

The following table presents deposits by customer type as of the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Consumer	$895,342	52.0%	$869,725	52.8%	$836,514	54.8%
Commercial	656,814	38.2%	611,903	37.2%	558,656	36.6%
Public	168,964	9.8%	163,955	10.0%	130,815	8.6%
Total deposits	$1,721,120	100.0%	$1,645,583	100.0%	$1,525,985	100.0%
We manage our interest expense on deposits through a deposit pricing strategy that is based on competitive pricing, economic conditions, and current or anticipated funding needs. We adjust deposit rates in part based upon our anticipated funding needs and liquidity position. We also consider the potential interest rate risk caused by extended maturities of time deposits when adjusting deposit rates.
Our average deposit balance was $1.65 billion for the year ended December 31, 2019, an increase of $77.2 million, or 4.9%, from $1.58 billion for the year ended December 31, 2018. For 2019, average public entity deposits were 7.9% of average total deposits. The average cost of interest-bearing deposits and total deposits for 2019 was 0.90% and 0.59% compared to 0.69% and 0.45% for 2018. The increase in the average cost of interest-bearing deposits in 2019 as compared to 2018 was a result of adjusting deposit rates for the higher average interest rate environment in 2019 and competition for deposits. Also, 6.6% of interest-bearing transaction deposits have floating rates which adjust with market rates.
The following schedule presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Years Ended December 31,
	2019		2018		2017
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$577,701	0.00%	$545,547	0.00%	$507,367	0.00%
Interest-bearing deposits:
NOW accounts	277,653	0.47%	250,865	0.34%	231,843	0.17%
Money market deposits	356,951	0.70%	355,354	0.50%	343,187	0.42%
Savings accounts	104,950	0.11%	102,599	0.10%	91,337	0.10%
Time deposits	335,024	1.73%	320,699	1.36%	338,672	1.23%
Total interest-bearing deposits	1,074,578	0.90%	1,029,517	0.69%	1,005,039	0.61%
Total average deposits	$1,652,279	0.59%	$1,575,064	0.45%	$1,512,406	0.40%
The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	December 31, 2019
Three months or less	$36,516
Over three months through six months	32,757
Over six months through 12 months	76,721
Over 12 months through three years	54,124
Over three years	22,404
Total	$222,522
Borrowings
Although deposits are our primary source of funds, we may from time to time utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our liquidity needs.

The following table presents the outstanding balance of borrowings at the dates indicated:

	December 31,
(in thousands)	2019	2018	2017
Short-term borrowings	$—	$—	$—
Long-term borrowings:	—	—	—
FHLB long-term advances	—	—	182
Junior subordinated debentures	—	11,341	11,341
Total borrowings	$—	$11,341	$11,523
Hancock Whitney Bank Line of Credit. We maintain a revolving line of credit at Hancock Whitney Bank collateralized by 100.0% of the stock of Red River Bank. As of December 31, 2019 and 2018, total borrowing capacity was $6.0 million under this arrangement. The Company had no outstanding balances on this line during 2019 and 2018.
Federal Home Loan Bank Advances. We utilize the FHLB as needed as a funding source. As of December 31, 2019 and 2018, our total FHLB line availability was approximately $647.6 million and $537.1 million, respectively. This line is secured by a blanket floating lien on selected Red River Bank loans which meet FHLB collateral requirements. At various times, we may obtain letters of credit from the FHLB as collateral for our public entity deposits. As of December 31, 2019 and 2018, we held unfunded letters of credit from the FHLB in the amount of $109.5 million. As of December 31, 2019 and 2018, we had net borrowing capacity of $538.1 million and $427.6 million, respectively, under this arrangement.
Other Borrowings. We may also utilize federal funds from various correspondent financial institutions as a source of short-term funding. As of December 31, 2019 and 2018, we had $95.0 million in federal funds lines available from these funding sources. We had no outstanding balances on these lines as of December 31, 2019 and 2018.
Junior Subordinated Debentures
We previously were the sponsor of three wholly owned business trusts that were established for the purpose of issuing trust preferred securities. Prior to their redemption, the trust preferred securities accrued and paid distributions periodically at specified quarterly rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of our floating rate junior subordinated debentures. The debentures were the sole assets of the trusts. Our obligations under the debentures and related documents, taken together, constituted a full and unconditional guarantee by us of the obligations of the trusts. Prior to redemption, a portion of these instruments qualified as Tier 1 capital under applicable regulatory capital rules. The trust preferred securities were mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the indentures. We had the right to redeem the debentures in whole or in part on or after specific dates at a redemption price specified in the indentures governing the debentures plus any accrued but unpaid interest to the redemption date. As anticipated, we used a portion of the proceeds of the IPO to fully redeem Trust II and Trust III in the second quarter of 2019, and FBT CT I in the third quarter. On June 17, 2019, we redeemed all of our floating rate junior subordinated debentures held by Trust III at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On June 30, 2019, we redeemed all of our floating rate junior subordinated debentures held by Trust II at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On August 8, 2019, we redeemed all of our floating rate junior subordinated debentures held by FBT CT I at a redemption price of 100% of the outstanding principal amount of $5.2 million, plus accrued and unpaid interest thereon through the date of redemption.

The following table is a summary of the terms of our junior subordinated debentures as of December 31, 2019 and December 31, 2018:

(dollars in thousands)	Issuance Date	Maturity Date	Redemption Date	Amount Outstanding December 31, 2019	Amount Outstanding December 31, 2018	Interest Rate as of the Redemption Date	Rate as of December 31, 2018
Trust II	May 28, 2003	May 28, 2033	June 30, 2019	$—	$3,093	5.84%(2)	5.65%
Trust III	April 20, 2005	June 15, 2035	June 17, 2019	—	3,093	4.58%(3)	4.30%
FBT CT I(1)	September 4, 2003	August 8, 2033	August 8, 2019	—	5,155	5.58%(4)	5.34%
Total				$—	$11,341

(1)	On April 1, 2013, we assumed $5.2 million of floating rate junior subordinated debentures and FBT CT I in conjunction with the acquisition of Fidelity Bancorp, Inc.

(2)	The trust preferred securities had a variable rate and repriced quarterly based on the three-month LIBOR plus 3.25%, with the last reprice date on March 28, 2019.

(3)	The trust preferred securities had a variable rate and repriced quarterly based on the three-month LIBOR plus 1.97%, with the last reprice date on March 13, 2019.

(4)	The trust preferred securities had a variable rate and repriced quarterly based on the three-month LIBOR plus 3.00%, with the last reprice date on April 29, 2019.
Stockholders' Equity
Total stockholders’ equity as of December 31, 2019, was $251.9 million, compared to $193.7 million as of December 31, 2018, an increase of $58.2 million, or 30.0%. This increase was attributable to the $26.8 million of proceeds from the IPO, net of expenses and underwriting commissions, that was completed on May 7, 2019, net income of $24.8 million for the year ended December 31, 2019, and a $7.5 million, net of tax, market adjustment to AOCI related to AFS securities, which was partially offset by $1.3 million in cash dividends.
Our common stock began trading on May 3, 2019, on the Nasdaq Global Select Market under the symbol "RRBI." On May 7, 2019, we completed an IPO of our common stock at a public offering price of $45.00 per share. A total of 690,000 shares of our common stock was sold in the IPO, of which we sold 663,320 shares (including 90,000 shares sold pursuant to the exercise of the underwriters' option to purchase additional shares) and certain shareholders sold 26,680 shares. We received net proceeds of $26.8 million in the offering.
Taking into consideration our performance and capital levels, dividends were paid in both 2018 and 2019. We paid our first annual cash dividend of $0.15 per share, adjusted for the 2018 2-for-1 stock split, in May 2018, our second annual cash dividend of $0.20 per share in February 2019, and our first quarterly cash dividend of $0.06 per share on March 26, 2020.
Regulatory Capital Requirements
Capital management consists of maintaining equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions are required to maintain minimum capital relative to the amount and types of assets they hold.
For additional information on regulatory capital guidelines and limits for Red River Bank and Red River Bancshares, Inc., see "Item 8. Financial Statements and Supplementary Data - Note 15. Regulatory Capital Requirements."
Red River Bank is subject to various capital requirements administered by the FDIC, including Basel III capital guidelines. It is management's belief that, as of December 31, 2019 and December 31, 2018, the Bank met all capital requirements.
In May 2018, the Economic Growth Act increased the asset threshold for "small bank holding companies" from $1.0 billion to $3.0 billion. Because we have less than $3.0 billion in assets, we are not subject to capital requirements. However, we calculate capital ratios for planning and monitoring purposes.
As we deploy our capital and continue to grow our operations, our capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios, as well as those for Red River Bank, at the dates indicated:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Red River Bancshares, Inc.
Total Risk-Based Capital	$264,313	18.02%	$223,187	16.55%
Tier 1 Risk-Based Capital	250,376	17.07%	210,663	15.62%
Common Equity Tier 1 Capital	250,376	17.07%	199,663	14.80%
Tier 1 Leverage Capital	250,376	12.82%	210,663	11.40%

Red River Bank
Total Risk-Based Capital	$238,021	16.23%	$211,240	15.66%
Tier 1 Risk-Based Capital	224,084	15.28%	198,716	14.73%
Common Equity Tier 1 Capital	224,084	15.28%	198,716	14.73%
Tier 1 Leverage Capital	224,084	11.47%	198,716	10.76%
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and will be available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2019, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework effective January 1, 2020.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. Management continually monitors our liquidity and non-core dependency ratios to ensure compliance with targets established by the Bank’s Asset-Liability Management Committee. For the years ended December 31, 2019 and December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly. In addition, we used a portion of the proceeds received in the IPO to redeem our junior subordinated debentures. For more information on these redemptions, see "Financial Condition - Junior Subordinated Debentures."
Our most liquid assets are cash and short-term investments that include both interest-earning demand deposits and AFS securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances have been utilized on occasion to meet funding obligations, although we do not generally rely on these external funding sources.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks, federal funds sold, the Federal Reserve, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average loans, including average loans held for sale, increased $76.6 million, or 5.8%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. Our average deposits increased $77.2 million, or 4.9%, for the year ended December 31, 2019, compared to the year ended December 31, 2018.

Core deposits, which are total deposits excluding time deposits greater than $250,000, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in each of our markets is vital to assuring our liquidity.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of December 31, 2019, AFS securities totaled $335.6 million compared to $307.9 million as of December 31, 2018. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of December 31, 2019, securities with a carrying value of $89.8 million, or 26.8% of the AFS securities portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $93.5 million, or 30.4% of the AFS securities portfolio, similarly pledged as of December 31, 2018. This decrease of $3.7 million, or 4.0%, was primarily due to the release of excess collateral during 2019 that had accumulated for several public entity accounts.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of December 31, 2019 and 2018. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of December 31, 2019 and 2018, our net borrowing capacity from the FHLB was $538.1 million and $427.6 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of December 31, 2019 and 2018, we had total borrowing capacity of $639.1 and $528.6 million, respectively, through these combined funding sources. We had no outstanding balances from any of these funding sources as of December 31, 2019 and 2018.
For the years ended December 31, 2019 and 2018, we had no exposure to known future cash requirements or capital expenditures of a material nature. As of December 31, 2019, we had cash and cash equivalents of $133.3 million compared to $151.9 million as of December 31, 2018. The decrease of $18.6 million, or 12.3%, was primarily due to the funding of loans and securities during the year ended December 31, 2019.
Off-Balance Sheet Items and Contractual Obligations
In the normal course of business, we enter into certain financial instruments, such as contractual obligations, commitments to extend credit, and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk, and liquidity risk. Some instruments may not be reflected in the accompanying consolidated financial statements until they are funded, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
Contractual Obligations
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, as of the date indicated:

	December 31, 2019
(in thousands)	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years	Total
Time deposits	$205,144	$87,324	$25,771	$14,919	$333,158
Purchase commitments(1)	2,500	—	—	—	2,500
Limited partnership investment(2)	226	—	—	—	226
Operating lease obligations	369	1,233	1,376	1,625	4,603
Total contractual obligations	$208,239	$88,557	$27,147	$16,544	$340,487

(1)	This commitment relates to real estate that the Company has committed to purchase.

(2)
This commitment represents the amount we are obligated to contribute to an investment in a small business investment company limited partnership. The capital contributions may be required at any time, and are therefore reflected in the “Less Than One Year” category.

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to customers if all conditions of the commitment are met. These commitments include revolving and nonrevolving credit lines and are primarily issued for commercial purposes. Commitments to extend credit generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.

As of December 31, 2019, we had $257.0 million in outstanding commitments to extend credit and $11.1 million in commitments associated with outstanding standby letters of credit. As of December 31, 2018, we had $231.5 million in outstanding commitments to extend credit and $11.6 million in commitments associated with outstanding standby letters of credit.
Credit related commitments by expiration date are summarized below. Since many of the commitments may expire unused, the amounts shown do not necessarily represent future cash requirements.

	December 31, 2019
(in thousands)	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years	Total
Commitments to extend credit	$188,170	$51,167	$12,151	$5,502	$256,990
Standby letters of credit	11,072	—	—	—	11,072
Total	$199,242	$51,167	$12,151	$5,502	$268,062
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset-liability management policies provide management with guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our rate sensitivity position within our established policy guidelines.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.28% as of December 31, 2019.
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
The committee meets quarterly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and economic values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, as well as an interest rate shock simulation model.
We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and repricing opportunities of loans are incorporated into the model, as are prepayment assumptions and maturity data and call options within the securities portfolio. The average life of nonmaturity deposit accounts are based on assumptions developed from a nonmaturity deposit decay study, performed by our asset-liability management advisors, which calculates average lives using historic closure rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.
In conjunction with our interest rate risk management process, on a quarterly basis we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Our nonparallel rate shock model involves analysis of interest income and expense under various changes in the shape of the yield curve.
Bank policy regarding interest rate risk simulations performed by our risk model currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 bp shift and 15.0% for a 200 bp shift. Bank policy regarding economic value at risk simulations performed by our risk model currently specifies that for instantaneous parallel shifts of the yield curve, estimated fair value of equity for the subsequent one-year period should not decline by more than 20.0% for a 100 bp shift and 25.0% for a 200 bp shift.
The following table shows the impact of an instantaneous and parallel change in rates, at the levels indicated, and summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated.

	December 31, 2019		December 31, 2018
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (bps)
+300	20.2%	8.3%	19.2%	7.1%
+200	13.9%	7.0%	12.9%	5.1%
+100	7.4%	4.7%	6.6%	3.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(8.0)%	(9.9)%	(6.6)%	(5.0)%
-200	(13.0)%	(22.3)%	(14.6)%	(13.4)%
The results above, as of December 31, 2019 and 2018, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also found that, historically, our deposit interest rates have changed more slowly than the change in the federal funds rate. This assumption is incorporated into the simulation model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of December 31, 2019, floating rate loans were 15.8% of the loan portfolio and floating rate transaction deposits were 6.6% of the interest-bearing transaction deposits.
The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies and the slope of the yield curve.
Impact of Inflation
Our consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. The primary effect of inflation on our operations is reflected in increased operating costs. Changes in interest rates affect the financial condition of a financial institution to a much greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or by the same level as the inflation rate.
NON-GAAP FINANCIAL MEASURES
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. Certain financial measures used by management to evaluate our operating performance are discussed in this Annual Report on Form 10-K as supplemental non-GAAP performance measures. In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures, or both.
Management and the board of directors review tangible book value per share and tangible common equity to tangible assets as part of managing operating performance. However, these non-GAAP financial measure should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that are discussed in this Annual Report on Form 10-K may differ from that of other companies reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of December 31, 2019, total intangible assets were $1.5 million, which is less than 1.0% of total assets.

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	December 31,
(dollars in thousands, except per share data)	2019	2018	2017(1)	2016(1)	2015(1)
Tangible common equity
Total stockholders' equity	$251,898	$193,703	$178,103	$151,823	$142,380
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)	(1,546)	(1,577)
Total tangible common equity	$250,352	$192,157	$176,557	$150,277	$140,803
Common shares outstanding	7,306,221	6,627,358	6,721,146	6,362,910	6,390,210
Book value per common share	$34.48	$29.23	$26.50	$23.86	$22.28
Tangible book value per common share	$34.27	$28.99	$26.27	$23.62	$22.03

Tangible assets
Total assets	$1,988,225	$1,860,588	$1,724,264	$1,644,877	$1,492,702
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)	(1,546)	(1,577)
Total tangible assets	$1,986,679	$1,859,042	$1,722,718	$1,643,331	$1,491,125
Total stockholder's equity to assets	12.67%	10.41%	10.33%	9.23%	9.54%
Tangible common equity to tangible assets	12.60%	10.34%	10.25%	9.14%	9.44%

(1)	Share amounts have been adjusted to give effect to the 2018 2-for-1 stock split.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
We have identified the following accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of the consolidated financial statements are appropriate.
Loans Held for Sale
Residential mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value on an individual basis. These mortgage loans are pre-sold prior to funding. Therefore, management believes there to be minimal risk of loss associated with these assets.
Loans Held for Investment
Loans that management has the intent and ability to hold, for the foreseeable future or until maturity or payoff, are held for investment and carried at their principal amount outstanding, net of deferred loan fees. Interest income on loans is accrued on the principal amount outstanding except for those loans that are classified as nonaccrual. Loan origination fees, net of certain direct costs, of $24,000 and $8,000 as of December 31, 2019 and 2018, respectively, were deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield.
Loans are placed on nonaccrual when management determines that a borrower may be unable to meet future contractual payments as they become due or when such loans become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual, uncollected accrued interest is reversed, reducing interest income, and future income accrual is discontinued. Subsequent payments, if any, of interest and fees are applied as reductions to the loan’s outstanding principal balance. Once the principal balance of a loan placed on nonaccrual has been fully recovered, subsequent payments received are recognized as income on a cash basis. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
A loan is charged-off to the allowance for loan losses in full when management is relatively certain that principal and interest will be uncollectible. Management may elect to partially charge-off a loan to adjust the principal balance to the net realizable value of the collateral that secures the loan. When a partial charge-off is made, the remaining balance of the loan is placed on nonaccrual. Recoveries of amounts previously charged-off, if any, are credited to the allowance for loan losses until the principal balance of the loan is fully recovered. Any subsequent payments are recognized as income.
Allowance for Loan Losses
The allowance for loan losses provides for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic charges to the provision for loan losses.
The allowance for loan losses consists of specific and general reserves. Specific reserves relate to loans classified as impaired. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans include TDRs and performing and nonperforming loans. Impaired loans are reviewed individually, and a specific allowance is allocated, if necessary, based on evaluation of either the fair value of the collateral underlying the loan or the present value of future cash flows calculated using the loan’s existing interest rate. General reserves relate to the remainder of the loan portfolio, including overdrawn deposit accounts, and are based on evaluation of a number of factors, such as current economic conditions, the quality and composition of the loan portfolio, loss history, and other relevant factors.
The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their contractual repayment obligations is dependent on changing economic conditions. Because of the uncertainties associated with economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of loan losses in the loan portfolio and the amount of the allowance needed may change in the future. The determination of the allowance for loan losses is, in a large part, based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In situations where the repayment of a loan is dependent on the value of the underlying collateral, an independent appraisal of the collateral’s current market value is customarily obtained and used in the determination of the allowance for loan loss.
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. Also regulatory agencies, as an integral part of their examination process, periodically review management’s assessments of the adequacy of the allowance for loan losses. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. The balance of foreclosed assets was $1.1 million and $646,000 as of December 31, 2019 and 2018, respectively.
Income Tax Accounting
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in our financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We have adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. We recognize interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. As a result of the enactment in 2017 of the Tax Reform Act, deferred tax assets and liabilities have been measured as of December 31, 2019 and 2018, using the 21.0% corporate tax rate.
RECENT ACCOUNTING PRONOUNCMENTS
See "Item 8. Financial Statements and Supplementary Data – Note 1. Business and Summary of Significant Accounting Policies – Accounting Standards Adopted" and " – Issued but Not Adopted Accounting Standards."
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required for this item is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset-Liability Management – Interest Rate Sensitivity and Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Red River Bancshares, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red River Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Postlethwaite & Netterville

We have served as the Company's auditor since 1998.
Baton Rouge, Louisiana
March 27, 2020

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31,
	2019	2018
ASSETS
Cash and due from banks	$25,937	$34,070
Interest-bearing deposits in other banks	107,355	117,836
Total Cash and Cash Equivalents	133,292	151,906
Securities available-for-sale	335,573	307,877
Equity securities	3,936	3,821
Nonmarketable equity securities	1,350	1,299
Loans held for sale	5,089	2,904
Loans held for investment	1,438,924	1,328,438
Allowance for loan losses	(13,937)	(12,524)
Premises and equipment, net	41,744	39,690
Accrued interest receivable	5,251	5,013
Bank-owned life insurance	21,845	21,301
Intangible assets	1,546	1,546
Right-of-use assets	4,553	—
Other assets	9,059	9,317
Total Assets	$1,988,225	$1,860,588
LIABILITIES
Noninterest-bearing deposits	$584,915	$547,880
Interest-bearing deposits	1,136,205	1,097,703
Total Deposits	1,721,120	1,645,583
Junior subordinated debentures	—	11,341
Accrued interest payable	2,222	1,757
Lease liabilities	4,603	—
Accrued expenses and other liabilities	8,382	8,204
Total Liabilities	1,736,327	1,666,885
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,306,221 and 6,627,358 shares	68,082	41,094
Additional paid-in capital	1,269	1,042
Retained earnings	182,571	159,073
Accumulated other comprehensive income (loss)	(24)	(7,506)
Total Stockholders' Equity	251,898	193,703
Total Liabilities and Stockholders' Equity	$1,988,225	$1,860,588

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Years Ended December 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$64,570	$58,747
Interest on securities	7,241	6,951
Interest on federal funds sold	753	356
Interest on deposits in other banks	1,127	798
Dividends on stock	34	34
Total Interest and Dividend Income	73,725	66,886
INTEREST EXPENSE
Interest on deposits	9,701	7,084
Interest on other borrowed funds	—	7
Interest on junior subordinated debentures	385	558
Total Interest Expense	10,086	7,649
Net Interest Income	63,639	59,237
Provision for loan losses	1,810	1,990
Net Interest Income After Provision for Loan Losses	61,829	57,247
NONINTEREST INCOME
Service charges on deposit accounts	4,573	4,582
Debit card income, net	3,095	2,986
Mortgage loan income	3,002	2,107
Brokerage income	2,125	1,944
Loan and deposit income	1,521	1,359
Bank-owned life insurance income	544	732
Gain (Loss) on equity securities	115	(85)
Gain (Loss) on sale of securities	18	32
SBIC income	819	509
Other income	158	365
Total Noninterest Income	15,970	14,531
OPERATING EXPENSES
Personnel expenses	27,800	26,094
Occupancy and equipment expenses	4,976	4,500
Technology expenses	2,293	2,070
Advertising	1,025	762
Other business development expenses	1,107	1,127
Data processing expense	1,882	1,386
Other taxes	1,579	1,327
Loan and deposit expenses	1,148	852
Legal and professional expenses	1,541	1,422
Regulatory assessment expense	351	642
Other operating expenses	3,633	3,240
Total Operating Expenses	47,335	43,422
Income Before Income Tax Expense	30,464	28,356
Income tax expense	5,640	5,300
Net Income	$24,824	$23,056
EARNINGS PER SHARE
Basic	$3.51	$3.43
Diluted	$3.49	$3.41

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2019	2018
Net income	$24,824	$23,056
Other comprehensive income (loss):
Unrealized net gains (loss) on securities arising during period	9,489	(2,727)
Tax effect	(1,993)	557
(Gain) loss on sale of securities included in net income	(18)	(32)
Tax effect	4	7
Total change in other comprehensive income (loss)	7,482	(2,195)
Comprehensive Income	$32,306	$20,861

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2017(1)	6,721,146	$45,539	$849	$137,100	$(5,385)	$178,103
Net income	—	—	—	23,056	—	23,056
Stock incentive plan	—	—	193	—	—	193
Issuance of restricted shares of common stock through stock incentive plan, net(1)	6,750	—	—	—	—	—
Issuance of shares of common stock through exercise of stock options(1)	5,010	53	—	—	—	53
Issuance of shares of common stock as board compensation(1)	2,452	92	—	—	—	92
Repurchase of shares of common stock	(108,000)	(4,590)	—	—	—	(4,590)
Cash dividend - $0.15 per share(1)	—	—	—	(1,009)	—	(1,009)
Reclassification for adoption of accounting standard	—	—	—	(74)	74	—
Other comprehensive income (loss)	—	—	—	—	(2,195)	(2,195)
Balance as of December 31, 2018	6,627,358	41,094	1,042	159,073	(7,506)	193,703
Net income	—	—	—	24,824	—	24,824
Stock incentive plan	—	—	227	—	—	227
Issuance of shares of common stock through IPO	663,320	26,812	—	—	—	26,812
Issuance of restricted shares of common stock through stock incentive plan, net	5,975	—	—	—	—	—
Issuance of shares of common stock through exercise of stock options	7,200	80	—	—	—	80
Issuance of shares of common stock as board compensation	2,368	96	—	—	—	96
Cash dividend - $0.20 per share	—	—	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	—	—	7,482	7,482
Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
(1)Adjusted to give effect to the 2018 2-for-1 stock split

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,824	$23,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,733	1,659
Amortization	619	382
Share-based compensation earned	227	193
Share-based board compensation earned	87	96
(Gain) Loss on other assets owned	(18)	(243)
Net (accretion) amortization on securities AFS	1,380	1,311
Net (accretion) amortization on securities HTM	—	11
Gain on sale of securities AFS	(18)	(32)
Provision for loan losses	1,810	1,990
Deferred income tax (benefit) expense	(556)	(452)
Net (increase) decrease in loans HFS	(2,185)	(1,037)
Net (increase) decrease in accrued interest receivable	(238)	(82)
Net (increase) decrease in BOLI	(544)	(732)
Net increase (decrease) in accrued interest payable	465	254
Other operating activities, net	(1,143)	(359)
Net cash provided by (used in) operating activities	26,443	26,015
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	58,859	5,282
Maturities, prepayments, and calls	67,144	52,692
Purchases	(145,589)	(20,728)
Activity in securities HTM:
Maturities, prepayments, and calls	—	1,235
Purchase of nonmarketable equity securities	(51)	(29)
Net (increase) decrease in loans HFI	(112,574)	(82,923)
Proceeds from the settlement of insurance claims	—	868
Proceeds from sales of foreclosed assets	1,164	1,389
Purchases of premises and equipment	(3,772)	(5,432)
Net cash used in investing activities	(134,819)	(47,646)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	75,537	119,598
Repayments of other borrowed funds	—	(182)
Redemption of junior subordinated debentures	(11,341)	—
Payment to repurchase common stock	—	(4,590)
Proceeds from exercise of stock options	80	53
Proceeds from initial public offering, net	26,812	—
Cash dividends	(1,326)	(1,009)
Net cash provided by financing activities	89,762	113,870
Net change in cash and cash equivalents	(18,614)	92,239
Cash and cash equivalents - beginning of year	151,906	59,667
Cash and cash equivalents - end of year	$133,292	$151,906

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)	Years Ended December 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$9,621	$7,395
Income taxes	6,286	5,503
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	4,954	—
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	1,691	1,790
Transfers of investment securities between HTM and AFS	—	7,745
Unsettled securities AFS purchases at year-end	965	—

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies
The accounting and reporting policies of the Company conform to GAAP and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:
Business
The Company is a bank holding company headquartered in Alexandria, Louisiana. The Company's wholly owned bank subsidiary, Red River Bank, is a Louisiana state-chartered bank that provides a fully integrated suite of banking products and services tailored to the needs of commercial and retail customers. Red River Bank operates from a network of 25 banking centers throughout Louisiana. Banking centers are located in the following Louisiana markets: Central Louisiana, which includes the Alexandria MSA; Northwest Louisiana, which includes the Shreveport-Bossier City MSA; Southeast Louisiana, which includes the Baton Rouge MSA; Southwest Louisiana, which includes the Lake Charles MSA; and the Northshore, which includes Covington.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all other entities in which the Company has controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.
Non-Bank Subsidiaries
Red River Bank's consolidated financial statements include its wholly owned subsidiaries Rivermark Properties, LLC and Source BIDCO. The Bank dissolved Source BIDCO in the first quarter of 2020. The Company sponsored three trusts that were not consolidated. These trusts were utilized for the issuance of trust preferred securities. The three trusts were terminated during 2019. For more information on these trusts, see "Note 7. Junior Subordinated Debentures."
Operating Segments
While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis.
Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Acquisition Accounting
The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Purchased assets, including loans, and assumed liabilities are recorded at their respective acquisition date fair values. Fair values are subject to refinement up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.
Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurements and Disclosures. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest, and other cash flows.
Acquired loans for which all contractual cash flows are expected to be received are accounted for under the accounting guidance found in ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. Acquired loans with evidence of credit deterioration are accounted for under the accounting guidance found in ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.
There is no carryover of related allowance for loan losses at the acquisition date as assumptions regarding credit risk are incorporated in the valuation process. However, subsequent to acquisition, the acquired loan portfolio is periodically reviewed, and an allowance for loan losses may be established for probable losses incurred after the acquisition date.

Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks consist of money market and checking accounts and are carried at cost.
Securities
All debt securities of the Company as of December 31, 2019, were classified as AFS and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Realized gains and losses on the sale of securities are determined using the specific-identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the term of the securities.
Equity securities include a CRA mutual fund owned by the Company, which subsequent to the adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) on January 1, 2018, is carried at fair value with any periodic changes in value recorded through the statements of income. Prior to the adoption of this standard, equity securities were included in AFS securities.
Declines in the fair value of HTM and AFS debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the losses are credit related. FASB issued accounting guidance related to the recognition and presentation of OTTI. The accounting guidance specifies that if (a) a company does not have the intent to sell a debt security prior to recovery; and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, the entity will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For HTM debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of an OTTI should be amortized over the remaining life of the security based on the timing of its future estimated cash flows.
Nonmarketable Equity Securities
Nonmarketable equity securities include investments in the FHLB and First National Banker’s Bank and are carried at cost.
Loans Held for Sale
Residential mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value on an individual basis. These mortgage loans are pre-sold prior to funding. Therefore, management believes there to be minimal risk of loss associated with these assets.
Loans Held for Investment
Loans that management has the intent and ability to hold, for the foreseeable future or until maturity or payoff, are held for investment and carried at their principal amount outstanding, net of deferred loan fees. Interest income on loans is accrued on the principal amount outstanding except for those loans that are classified as nonaccrual. Loan origination fees, net of certain direct costs, of $24,000 and $8,000 as of December 31, 2019 and 2018, respectively, were deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield.
Loans are placed on nonaccrual when management determines that a borrower may be unable to meet future contractual payments as they become due or when such loans become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual, uncollected accrued interest is reversed, reducing interest income, and future income accrual is discontinued. Subsequent payments, if any, of interest and fees are applied as reductions to the loan’s outstanding principal balance. Once the principal balance of a loan placed on nonaccrual has been fully recovered, subsequent payments received are recognized as income on a cash basis. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
A loan is charged-off to the allowance for loan losses in full when management is relatively certain that principal and interest will be uncollectible. Management may elect to partially charge-off a loan to adjust the principal balance to the net realizable value of the collateral that secures the loan. When a partial charge-off is made, the remaining balance of the loan is placed on nonaccrual. Recoveries of amounts previously charged-off, if any, are credited to the allowance for loan losses until the principal balance of the loan is fully recovered. Any subsequent payments are recognized as income.

Allowance for Loan Losses
The allowance for loan losses provides for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic charges to the provision for loan losses.
The allowance for loan losses consists of specific and general reserves. Specific reserves relate to loans classified as impaired. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans include TDRs and performing and nonperforming loans. Impaired loans are reviewed individually, and a specific allowance is allocated, if necessary, based on evaluation of either the fair value of the collateral underlying the loan or the present value of future cash flows calculated using the loan’s existing interest rate. General reserves relate to the remainder of the loan portfolio, including overdrawn deposit accounts, and are based on evaluation of a number of factors, such as current economic conditions, the quality and composition of the loan portfolio, loss history, and other relevant factors.
The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their contractual repayment obligations is dependent on changing economic conditions. Because of the uncertainties associated with economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of loan losses in the loan portfolio and the amount of the allowance needed may change in the future. The determination of the allowance for loan losses is, in a large part, based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In situations where the repayment of a loan is dependent on the value of the underlying collateral, an independent appraisal of the collateral’s current market value is customarily obtained and used in the determination of the allowance for loan loss.
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. Also regulatory agencies, as an integral part of their examination process, periodically review management’s assessments of the adequacy of the allowance for loan losses. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. The balance of foreclosed assets was $1.1 million and $646,000 as of December 31, 2019 and 2018, respectively.
Credit Related Financial Information
In the ordinary course of business, the Bank has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.
Intangible Assets
Intangible assets consist of goodwill. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather evaluated for impairment annually. The Company performed its annual impairment test of goodwill for 2019 and 2018 as required by ASC 350, Intangibles - Goodwill and Other. The evaluation indicated no impairment of the Company’s goodwill.
Stock-Based Compensation Plans
The Company has adopted stock incentive plans that provide for the granting of stock-based payment arrangements for key employees and non-employee members of the Company’s Board of Directors. The Company accounts for the stock incentive plans in accordance with applicable accounting guidance. Under the fair value recognition provisions of this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The options granted under these plans are to purchase common stock at an exercise price not less than the fair market value of the common stock at the date of the grant. The options vest and become exercisable in twenty percent increments over a five-year period. The restricted stock granted under these plans provide common stock to recipients at the grant date. The restrictions vest in twenty percent increments over a five-year period. The Company recognizes forfeitures as they occur.
The Company has a Director Compensation Program which allows directors the option of receiving payment for director fees in Company stock. Board compensation expense is recorded when board service is rendered.
Income Tax
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. As a result of the enactment in 2017 of the Tax Reform Act, deferred tax assets and liabilities have been measured as of December 31, 2019 and 2018, using the 21.0% corporate tax rate. For the impact on net income, see "Note 9. Income Tax Expense."
Earnings per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Directors’ Compensation Program, stock options, and restricted stock determined using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic EPS and diluted EPS for the reported periods is provided in "Note 17. Earnings Per Common Share."
Treasury Stock
On January 1, 2015, the Louisiana Business Corporation Act (“the Act”) became effective. Under provisions of the Act, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Accordingly, the Company’s consolidated balance sheets reflect the cost of shares purchased by the Company within common stock.
Comprehensive Income
Comprehensive income is the change in stockholders’ equity during the period from transactions and other events and circumstances from non-owner sources. Other comprehensive income includes unrealized net gains (losses), net of taxes, on AFS securities.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other banks.
Advertising Costs
Advertising costs are expensed as incurred.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. As the standard does not apply to revenue associated with receivables or financial instruments, net interest income, gains and losses from securities, and income from BOLI are not impacted by the standard. The Company has identified certain recurring revenue streams related to noninterest income which are within the scope of Topic 606. In-scope revenue streams are summarized based on the timing of revenue recognition as follows:

•
Revenue earned at a point in time - Fee income (including wire transfer, check ordering, and other transactional fees), NSF/OD Charges, ATM/Card Fee Income (including ATM transaction fees and credit and debit card interchange income), and brokerage income. Revenue is recorded as transactions occur or services are provided to customers. Revenue recognized under these contracts totaled approximately $12.5 million and $12.0 million for the years ended December 31, 2019 and 2018, respectively. The Company is the principal in each of these contracts with the exception of credit and debit card interchange fees, online transaction interchange fees, sweep income, and brokerage services income, in which case the Company is acting as the agent and records revenue net of expenses paid.

•
Revenue earned over time (generally under a monthly contract) - Debit card agreement and safe deposit box fees. Revenue is recorded in the period transactions occur or services are rendered to the customer. The Company is the principal in each of these contracts. Revenue recognized under these contracts totaled approximately $319,000 and $317,000 for the period ended December 31, 2019 and 2018, respectively.

There are no significant judgments relating to the amount and timing of revenue recognition for revenue streams within the scope of Topic 606. Due to the nature of the services we provide to our customers, we do not incur costs to obtain contracts, and there are no material incremental costs to fulfill these contracts that should be capitalized.
Additionally, there are no material contract assets or receivables as the Company does not typically enter into long-term revenue contracts with customers.
As of December 31, 2019 and 2018, the Bank had a $845,000 and $1.0 million, respectively, of contract liability which is reported in accrued expenses and other liabilities. During the years ended December 31, 2019 and 2018, the Bank recognized $175,000 of revenue relating to this contract liability and expects to recognize the remaining liability as revenue ratably through October 2024.
The implementation of the new standard did not have a material impact on the measurement or recognition of revenue for any of the identified in-scope revenue streams, and a cumulative effect adjustment to opening retained earnings was not necessary. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, using the modified retrospective transition method.
Accounting Standards Adopted in 2019
ASU No. 2016-02, Leases (Topic 842). The primary purpose of this ASU was to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet requiring more disclosures related to leasing transactions. ASU 2016-02 (Topic 842) and the related amendments using the modified retrospective approach was adopted as of January 1, 2019. The Company recorded right-of-use assets and corresponding lease liabilities of $4.9 million at the time of adoption. The required disclosures are included in "Note 8. Leases" of these audited consolidated financial statements.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. These amendments will improve the transparency of information about an entity's risk management activities and simplify the application of hedge accounting. ASU 2017-12 became effective for the Company on January 1, 2019, and did not have a material impact on the Company's financial statements.
Issued but Not Adopted Accounting Standards
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted tax changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment based on that difference. The impairment will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate a goodwill impairment using

Step 2, which requires an entity to calculate any impairment by comparing the implied fair value of goodwill with its carrying amount. For public business entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU 2017-04 is not expected to have a material impact on the amounts or disclosures in the consolidated financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses. In addition, the update amends the accounting for credit losses on AFS securities. As an SEC registrant with smaller reporting company filing status, CECL is effective for the Company January 1, 2023. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross-functional working group and is currently working through an implementation plan. The implementation plan includes an assessment of data, model development and documentation, documentation of processes, and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13.
Reclassification
Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. These changes in presentation did not have a material impact on the Company's financial condition or results of operations.

2.	Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. The Company did not have any HTM securities for the years ended December 31, 2019 and 2018. Investment activity for the twelve months ended December 31, 2019, included $145.6 million of securities purchased, partially offset by $58.9 million in sales, and $67.1 million in maturities, payments, and calls. The investment portfolio had an increase of $9.5 million in market value for the year ended December 31, 2019, compared to December 31, 2018. The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877

The amortized costs and estimated market values of debt securities as of December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$2,182	$2,187
After one year but within five years	30,064	29,948
After five years but within ten years	69,467	69,903
After ten years	233,890	233,535
Total	$335,603	$335,573

Information pertaining to securities with gross unrealized losses as of December 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows:

	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2019
Securities AFS:
Mortgage-backed securities	$(474)	$109,416	$(726)	$70,425
Municipal bonds	(172)	18,735	(107)	9,323
U.S. agency securities	(4)	1,020	—	—
Total Securities AFS	$(650)	$129,171	$(833)	$79,748

December 31, 2018
Securities AFS:
Mortgage-backed securities	$(75)	$8,845	$(7,047)	$200,532
Municipal bonds	(48)	3,389	(2,187)	52,879
U.S. agency securities	(41)	3,801	(220)	14,123
Total Securities AFS	$(164)	$16,035	$(9,454)	$267,534

As of December 31, 2019, the Company held 84 securities that were in continuous loss positions 12 months or longer and 92 securities that were in continuous loss positions less than 12 months. The aggregate unrealized losses of these securities as of December 31, 2019, was 0.44% of the amortized cost basis of the total AFS securities portfolio. Management and the Asset-Liability Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses of these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on a review of available information, including recent changes in interest rates and credit rating information, management believes the declines in fair value of these securities are temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on securities recognized during the years ended December 31, 2019 and December 31, 2018.

The proceeds from sales of securities AFS and gross gain (loss) for the years ended December 31, 2019 and 2018, are shown below:

	Years Ended December 31,
(in thousands)	2019	2018
Proceeds (1)	$58,859	$5,282
Gross gain	309	57
Gross loss	(291)	(25)

(1)	The proceeds include the gross gains and losses.
Pledged Securities
Securities with carrying values of approximately $89.8 million and $93.5 million were pledged to secure public deposits, as of December 31, 2019 and December 31, 2018, respectively.

3.	Loans and Asset Quality
Loans
Total loans HFI by category and loans HFS are summarized below:

	December 31,
(in thousands)	2019	2018
Real estate:
Commercial real estate	$531,990	$454,689
One-to-four family residential	420,020	406,963
Construction and development	132,461	102,868
Commercial and industrial	267,940	275,881
Tax-exempt	56,494	60,104
Consumer	30,019	27,933
Total loans HFI	$1,438,924	$1,328,438
Total loans HFS	$5,089	$2,904

Related Party Transactions
In the ordinary course of business, certain officers, directors, and principal shareholders, as well as their immediate family members and affiliates in which they have 10% or more beneficial ownership (“related parties”), maintain a variety of banking relationships with the Company. An analysis of loan activity to these related parties is as follows:

	Years ended December 31,
(in thousands)	2019	2018
Balance - beginning of period	$40,311	$41,463
New loans/changes in relationships	33,354	31,688
Repayments/changes in relationships	(43,056)	(32,840)
Balance - end of period	$30,609	$40,311

Concentrations of Credit Risk
The majority of the Bank’s lending activity occurs within Louisiana, primarily in the Central, Southeast, and Northwest market areas. The Bank maintains a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential real estate, and commercial and industrial loans. Substantially all of the Bank’s real estate loans are secured by properties located within Louisiana.

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2019:

(in thousands)	Beginning Balance	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance
Real estate:
Commercial real estate	$3,081	$373	$—	$—	$3,454
One-to-four family residential	3,146	216	(44)	5	3,323
Construction and development	951	172	—	88	1,211
Commercial and industrial	4,604	850	(864)	585	5,175
Tax-exempt	372	(38)	—	—	334
Consumer	370	237	(311)	144	440
Total allowance for loan losses	$12,524	$1,810	$(1,219)	$822	$13,937
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2018:

(in thousands)	Beginning Balance	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance
Real estate:
Commercial real estate	$3,270	$(189)	$(27)	$27	$3,081
One-to-four family residential	3,099	(136)	(4)	187	3,146
Construction and development	852	99	—	—	951
Commercial and industrial	2,836	2,112	(353)	9	4,604
Tax-exempt	432	(60)	—	—	372
Consumer	406	164	(353)	153	370
Total allowance for loan losses	$10,895	$1,990	$(737)	$376	$12,524

The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2019, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$260	$3,194	$—	$3,454
One-to-four family residential	31	3,292	—	3,323
Construction and development	10	1,201	—	1,211
Commercial and industrial	2,916	2,259	—	5,175
Tax-exempt	—	334	—	334
Consumer	71	369	—	440
Total allowance for loan losses	$3,288	$10,649	$—	$13,937

Loans:
Real estate:
Commercial real estate	$2,639	$529,351	$—	$531,990
One-to-four family residential	1,193	418,827	—	420,020
Construction and development	38	132,423	—	132,461
Commercial and industrial	8,797	259,143	—	267,940
Tax-exempt	—	56,494	—	56,494
Consumer	75	29,944	—	30,019
Total loans HFI	$12,742	$1,426,182	$—	$1,438,924
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2018, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$206	$2,875	$—	$3,081
One-to-four family residential	20	3,126	—	3,146
Construction and development	12	939	—	951
Commercial and industrial	2,304	2,300	—	4,604
Tax-exempt	—	372	—	372
Consumer	75	295	—	370
Total allowance for loan losses	$2,617	$9,907	$—	$12,524

Loans:
Real estate:
Commercial real estate	$3,829	$450,860	$—	$454,689
One-to-four family residential	2,348	404,615	—	406,963
Construction and development	55	102,813	—	102,868
Commercial and industrial	15,516	260,365	—	275,881
Tax-exempt	—	60,104	—	60,104
Consumer	104	27,829	—	27,933
Total loans HFI	$21,852	$1,306,586	$—	$1,328,438

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of December 31, 2019, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$530,712	$—	$—	$1,278	$531,990
One-to-four family residential	419,229	184	—	607	420,020
Construction and development	132,423	—	—	38	132,461
Commercial and industrial	264,427	143	—	3,370	267,940
Tax-exempt	56,494	—	—	—	56,494
Consumer	29,973	20	—	26	30,019
Total loans HFI	$1,433,258	$347	$—	$5,319	$1,438,924
A summary of current, past due, and nonaccrual loans as of December 31, 2018, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$452,477	$—	$850	$1,362	$454,689
One-to-four family residential	405,961	512	66	424	406,963
Construction and development	102,776	36	1	55	102,868
Commercial and industrial	272,174	32	—	3,675	275,881
Tax-exempt	60,104	—	—	—	60,104
Consumer	27,851	16	22	44	27,933
Total loans HFI	$1,321,343	$596	$939	$5,560	$1,328,438

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of December 31, 2019, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$1,560	$1,537	$—	$2,647	$74
One-to-four family residential	1,040	984	—	1,194	44
Construction and development	—	—	—	76	—
Commercial and industrial	1,805	1,474	—	3,685	3
Tax-exempt	—	—	—	—	—
Consumer	2	2	—	9	—
Total with no related allowance	4,407	3,997	—	7,611	121
With allowance recorded:
Real estate:
Commercial real estate	1,263	1,102	260	1,076	—
One-to-four family residential	216	209	31	339	—
Construction and development	51	38	10	89	—
Commercial and industrial	8,544	7,323	2,916	7,746	299
Tax-exempt	—	—	—	—	—
Consumer	76	73	71	76	4
Total with related allowance	10,150	8,745	3,288	9,326	303
Total impaired loans	$14,557	$12,742	$3,288	$16,937	$424
Information pertaining to impaired loans as of December 31, 2018, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$2,376	$2,255	$—	$2,470	$72
One-to-four family residential	1,912	1,855	—	2,026	149
Construction and development	18	16	—	738	—
Commercial and industrial	11,003	9,707	—	8,909	345
Tax-exempt	—	—	—	—	—
Consumer	12	12	—	10	—
Total with no related allowance	15,321	13,845	—	14,153	566
With allowance recorded:
Real estate:
Commercial real estate	1,584	1,574	206	1,715	132
One-to-four family residential	507	493	20	497	23
Construction and development	52	39	12	41	—
Commercial and industrial	5,809	5,809	2,304	5,813	210
Tax-exempt	—	—	—	—	—
Consumer	95	92	75	35	1
Total with related allowance	8,047	8,007	2,617	8,101	366
Total impaired loans	$23,368	$21,852	$2,617	$22,254	$932

Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. As of December 31, 2019 and 2018, the recorded investments in TDRs were $4.9 million and $5.1 million, respectively. There were no unfunded commitments to extend credit related to these loans.
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2019, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,361	$—	$—	$1,278	$2,639
One-to-four family residential	252	—	—	—	252
Construction and development	—	—	—	38	38
Commercial and industrial	36	—	—	1,869	1,905
Tax-exempt	—	—	—	—	—
Consumer	46	—	—	—	46
Total	$1,695	$—	$—	$3,185	$4,880
Number of TDR loans	12	—	—	6	18
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2018, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,267	$—	$—	$1,362	$2,629
One-to-four family residential	208	—	—	—	208
Construction and development	—	—	—	39	39
Commercial and industrial	41	—	—	2,139	2,180
Tax-exempt	—	—	—	—	—
Consumer	56	—	—	—	56
Total	$1,572	$—	$—	$3,540	$5,112
Number of TDR loans	10	—	—	6	16
A summary of loans modified as TDRs that occurred during the years ended December 31, 2019 and 2018, is as follows:

	2019			2018
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$166	$166	1	$435	$479
One-to-four family residential	1	60	62	1	40	40
Construction and development	—	—	—	—	—	—
Commercial and industrial	1	4	4	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	1	58	58
Total	3	$230	$232	3	$533	$577

The TDRs described above increased the allowance for loan losses by $3,000 and $56,000 during the years ended December 31, 2019 and 2018, respectively. Additionally, there was a partial charge-off totaling $250,000 for both 2019 and 2018. There were no TDRs that subsequently defaulted in 2019 or 2018.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$515,926	$14,118	$1,946	$—	$—	$531,990
One-to-four family residential	416,884	2,021	1,115	—	—	420,020
Construction and development	131,185	565	711	—	—	132,461
Commercial and industrial	247,382	11,473	9,085	—	—	267,940
Tax-exempt	56,494	—	—	—	—	56,494
Consumer	29,876	5	138	—	—	30,019
Total loans HFI	$1,397,747	$28,182	$12,995	$—	$—	$1,438,924
The following table summarizes loans by risk rating as of December 31, 2018:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$439,580	$11,883	$3,226	$—	$—	$454,689
One-to-four family residential	402,864	1,992	2,107	—	—	406,963
Construction and development	101,754	375	739	—	—	102,868
Commercial and industrial	251,987	8,311	15,583	—	—	275,881
Tax-exempt	60,104	—	—	—	—	60,104
Consumer	27,729	44	160	—	—	27,933
Total loans HFI	$1,284,018	$22,605	$21,815	$—	$—	$1,328,438

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of December 31, 2019, unfunded loan commitments totaled approximately $257.0 million. As of December 31, 2018, unfunded loan commitments totaled approximately $231.5 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of December 31, 2019, commitments under standby letters of credit totaled approximately $11.1 million. As of December 31, 2018, commitments under standby letters of credit totaled approximately $11.6 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

4.	Premises and Equipment, Net
Components of premises and equipment were as follows:

	December 31,
(in thousands)	2019	2018
Land	$14,495	$12,087
Buildings	28,478	23,809
Leasehold improvements	2,720	2,709
Furniture and equipment	12,002	11,285
Vehicles	341	339
Computer equipment	3,185	2,919
Projects in process	1,609	6,152
Total premises and equipment	62,830	59,300
Less: Accumulated depreciation	(21,086)	(19,610)
Premises and equipment, net	$41,744	$39,690

Depreciation expense amounted to approximately $1.7 million for both years ended December 31, 2019 and 2018.

5.	Deposits
Deposits are summarized below:

	December 31,
(in thousands)	2019	2018
Noninterest-bearing demand deposits	$584,915	$547,880
Interest-bearing deposits:
NOW accounts	331,374	304,545
Money market deposits	367,689	358,575
Savings accounts	103,984	104,355
Time deposits < $100,000	110,636	119,637
Time deposits $100,000 to $250,000	131,957	128,637
Time deposits > $250,000	90,565	81,954
Total interest-bearing deposits	1,136,205	1,097,703
Total deposits	$1,721,120	$1,645,583

As of December 31, 2019, the scheduled maturities of all outstanding certificates of deposit were as follows:

Years ending December 31,	Amount
(in thousands)
2020	$205,144
2021	62,292
2022	25,032
2023	14,633
2024	11,138
Thereafter	14,919
$333,158

As of December 31, 2019 and December 31, 2018, deposits from directors, executive officers, their immediate family members, and related companies totaled approximately $30.7 million and $26.1 million, respectively.

6.	Other Borrowed Funds
The Company has established various lines of credit with the FHLB and other correspondent banks to provide additional sources of operating funds. As of December 31, 2019, the Company can borrow up to approximately $639.1 million under these combined agreements. As of December 31, 2019 and 2018, the Company had no borrowings under these agreements.

7.	Junior Subordinated Debentures
The Company previously issued $6.2 million of floating rate junior subordinated debentures and has been the sponsor of three wholly owned business trusts: Trust II, Trust III and FBT CT I. On April 1, 2013, the Company assumed $5.2 million of floating rate junior subordinated debentures and FBT CT I in conjunction with its acquisition of Fidelity Bancorp, Inc. Prior to redemption, these trusts issued a total of $11.0 million of floating rate capital securities (trust preferred securities) to investors and a total of $341,000 of common securities to the Company. On June 17, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by Trust III at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On June 30, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by Trust II at a redemption price of 100% of the outstanding principal amount of $3.1 million, plus accrued and unpaid interest thereon through the date of redemption. On August 8, 2019, the Company redeemed all of its floating rate junior subordinated debentures held by FBT CT I at a redemption price of 100% of the outstanding principal amount of $5.2 million, plus accrued and unpaid interest thereon through the date of redemption.

As of December 31, 2019 and December 31, 2018, floating rate junior subordinated debentures were as follows:

(dollars in thousands)	Trust II	Trust III	FBT CT I	Total
December 31, 2019
Trust preferred securities	$—	$—	$—	$—
Common securities	$—	$—	$—	$—
Total junior subordinated debentures	$—	$—	$—	$—

December 31, 2018
Trust preferred securities	$3,000	$3,000	$5,000	$11,000
Common securities	93	93	155	341
Total junior subordinated debentures	$3,093	$3,093	$5,155	$11,341

Issue date	May 28, 2003	April 20, 2005	September 4, 2003
Call date	May 28, 2008	June 15, 2010	August 8, 2008
Maturity date	May 28, 2033	June 15, 2035	August 8, 2033
Redemption date	June 30, 2019	June 17, 2019	August 8, 2019
Interest rate as of the redemption date	5.84%	4.58%	5.58%
Interest rate as of December 31, 2018	5.65%	4.30%	5.34%

The trust preferred securities represented an interest in the Company’s junior subordinated debentures, which were purchased by the business trust and had substantially the same payment terms as the trust preferred securities. The junior subordinated debentures were the only assets of the trusts and interest payments from the debentures, payable quarterly, financed the distributions paid on the trust preferred securities. The junior subordinated debentures were redeemable prior to the maturity date, at the option of the Company, in whole or in part, subject to the terms of the trust indentures.

8.	Leases
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
The Company maintains six operating leases on land and buildings for banking center facilities under long-term leases. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates through October 31, 2031, with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities. As of December 31, 2019, the Company had right-of-use assets of $4.6 million and lease liabilities of $4.6 million.
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
Operating lease expenses for operating leases accounted for under ASC 842, Leases for the years ended December 31, 2019 and 2018, were $549,000 and $592,000, respectively and are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income. Accounting for leases in accordance with ASC 842, Leases has not had a material impact on the consolidated statements of income.
The table below summarizes other information related to the Company's operating leases:

As of and for the Year Ended
(dollars in thousands)	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities for operating leases	$500
Weighted average remaining operating lease term	10.3 years
Weighted average operating lease discount rate	3.4%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2019, were as follows:

Years Ending December 31,	Amount
(in thousands)
2020	$520
2021	529
2022	537
2023	539
2024	539
Thereafter	2,815
Total lease payments	5,479
Less: Imputed interest	(876)
Present value of lease liabilities	$4,603

The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.

9.	Income Tax Expense
The components of income tax expense for the years ended December 31, 2019 and 2018, were as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Current tax expense	$6,196	$5,752
Deferred tax expense (benefit)	(556)	(452)
Income tax expense	$5,640	$5,300

The Tax Reform Act was effective January 1, 2018, and significantly revised the U.S. corporate income tax law by, among other things, lowering the maximum U.S. corporate income tax rate to 21.0%.

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense as of December 31, 2019 and 2018, are as follows:

	December 31,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Income before income tax expense	$30,464	100.0%	$28,356	100.0%

U.S. federal income tax expense	6,397	21.0%	5,955	21.0%
Nontaxable income	(803)	(2.7)%	(765)	(2.7)%
Nondeductible expenses	22	0.1%	34	0.1%
Other	24	0.1%	76	0.3%
Income tax expense	$5,640	18.5%	$5,300	18.7%

The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets (liabilities) are subject to a valuation allowance unless their realization is more likely than not. The deferred tax assets (liabilities) were comprised of the following as of December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Depreciation	$(1,467)	$(1,481)
FHLB stock dividends	(16)	(13)
Other	—	(18)
Gross deferred tax liability	(1,483)	(1,512)
Allowance for loan losses	2,920	2,572
Allowance for operational losses	36	47
Health insurance self fund	208	212
Deferred compensation	762	689
Unrealized loss on securities	6	1,996
Equity security valuation	14	45
Advance payment	187	224
Accrued bonus	139	—
Other	152	126
Gross deferred tax asset	4,424	5,911
Net deferred tax asset (liability)	$2,941	$4,399

10.	Employee Benefits
The Company adopted a contributory retirement plan for employees of Red River Bank effective March 1, 1999, and amended as of December 22, 2015. The plan covers all employees who meet the length of service and the number of hours worked requirements and elect to participate. Discretionary employer contributions during the years ended December 31, 2019 and 2018, totaled approximately $584,000 and $527,000, respectively.
The Bank has entered into nonqualified deferred compensation agreements with certain employees. These agreements are funded by life insurance policies. The Bank is the owner and beneficiary of all policy death benefits. The BOLI policies are recorded as a separate line item at their cash surrender value in the accompanying consolidated balance sheets. The agreements provide for transfer of a portion of the proceeds to certain employees. The related liability recorded was $2.0 million and $1.8 million as of December 31, 2019 and 2018, respectively.

11.	Stock-Based Compensation Plans
Equity Incentive Plans
On April 17, 2008, the Company adopted its 2008 Equity Incentive Plan that provides for the granting of stock-based arrangements for key employees and non-employee members of the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors administers the plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. To date, the Committee has awarded stock options and restricted stock awards as detailed further below. The 2008 plan expired on December 31, 2018, and no new awards were granted under this plan in 2019. However, all outstanding and unexercised awards previously granted under the plan will continue to be governed by the terms and conditions thereof.
On October 25, 2018, the Company adopted its 2018 Equity Incentive Plan, which was approved by the Company’s shareholders in April of 2019. The 2018 plan was adopted in anticipation of the expiration of the 2008 plan and provides for the granting of stock-based awards to key employees, directors, and consultants. Similar to the 2008 plan, the Compensation Committee of the Company’s Board of Directors administers the 2018 plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. As of December 31, 2018, no awards had been granted under the 2018 plan, and the maximum number of shares of the Company’s common stock available for issuance under the 2018 plan was 200,000 shares. During 2019, 5,975 shares were granted under the 2018 plan. As of December 31, 2019, the number of shares available for issuance was 194,025.
All disclosures for stock options and restricted stock shown below relate to outstanding awards under the 2008 and 2018 plans. Disclosures for stock options and restricted stock awards are shown separately due to their dissimilar characteristics.
Stock Options
The options granted under the 2008 plan are to purchase common stock at an exercise price not less than the fair market value of the common stock at the date of the grant. The granted options vested and became exercisable in twenty percent increments on the first through the fifth anniversaries of the date of the grant and shall expire and may not be exercised later than ten years following the date of the grant. The options expire on various dates through 2022.
No options have been granted under the 2018 plan.
The fair value of options granted was estimated as of the date granted using the Black Scholes model. No options were granted in 2018 or 2019.
The Company funds the stock options from authorized, but unissued, shares.
The status of the Company’s stock option plan is presented below:

	Stock Options
	Number of Shares	Exercise Price Range	Weighted Average Price
Outstanding - December 31, 2017	33,500	$12.32 - $17.33	$14.56
Exercised(1)	(5,500)	$12.32 - $14.31	$13.04
Outstanding - December 31, 2018	28,000	$12.32 - $17.33	$14.85
Exercised(2)	(7,500)	$12.32	$12.32
Outstanding - December 31, 2019	20,500	$14.31 - $17.33	$15.78

(1)
A total of 490 shares of the Company’s common stock were surrendered in lieu of payment of a portion of the cash exercise price for options exercised during 2018, resulting in the net issuance upon exercise of an aggregate of 5,010 shares of the Company’s common stock.

(2)
A total of 300 shares of the Company’s common stock were surrendered in lieu of payment of a portion of the cash exercise price for options exercised during 2019, resulting in the net issuance upon exercise of an aggregate of 7,200 shares of the Company’s common stock.

As of December 31, 2019, 20,500 of the outstanding options were fully vested and exercisable with an intrinsic value of approximately $826,000. The weighted average remaining term for vested options was 1.32 years. No shares vested during the year ended December 31, 2019.
As of December 31, 2018, 28,000 of the outstanding options were fully vested and exercisable with an intrinsic value of approximately $725,000. The weighted average remaining term for vested options was 1.75 years. No shares vested during the year ended December 31, 2018.

Restricted Stock Awards
The restricted stock awards issued under the 2008 and 2018 plans provide common stock to recipients at the grant date. The restrictions vest in twenty percent increments on the first through fifth anniversaries of the grant date.

During 2019, the Committee granted 5,975 restricted stock awards with a weighted average fair value of $48.15. For the year ended December 31, 2019, the compensation expense for the vested restricted stock was $227,000. As of December 31, 2019, there was approximately $641,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.5 years.
During 2018, the Committee granted 6,750 restricted stock awards with a weighted average fair value of $37.49. For the year ended December 31, 2018, the compensation expense for the vested restricted stock was $193,000. As of December 31, 2018, there was approximately $568,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.5 years.
The Company funds the restricted stock from authorized, but unissued, shares.
The status of the Company's nonvested restricted stock is presented below:

	Nonvested Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2017	21,650	$28.41
Granted	6,750	$37.49
Vested	(7,210)	$26.06
Nonvested - December 31, 2018	21,190	$32.10
Granted	5,975	$48.15
Vested	(6,560)	$30.26
Nonvested - December 31, 2019	20,605	$37.34

Director Compensation Program
The Company has a Director Compensation Program. This program allows directors the option of receiving a portion of their payment for director fees, for attendance at board meetings, in Company stock. Under the program, board fees are earned and expensed in one year and the related stock is issued the following year.
The director compensation program stock earned and the issuance of shares as board compensation for the years ended December 31, 2019 and 2018, are as follows:

	Years Ended December 31,
(dollars in thousands)	2019	2018
Share-based board compensation earned	$87	$96

Issuance of shares of common stock as board compensation:
Number of shares issued	2,368	2,452
Equity impact of shares issued	$96	$92

12.	Self-Insurance
The Company is self-insured for group health insurance. The Company’s liability is limited to the aggregate policy deductible of $125,000 per individual with a maximum of approximately $3.5 million for the group. The Company has reflected its estimated liability for known and incurred but not reported claims in the accompanying financial statements.

13.	Off-Balance Sheet Contractual Obligations
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. The Company’s exposure is represented by the contractual amount of these commitments.

Purchase Commitments
The Company has committed to an agreement to buy real estate for administrative use for approximately $2.5 million as of December 31, 2019.
Investment Commitment
In 2014, the Company committed to an investment into an SBIC limited partnership. As of December 31, 2019, there is a $226,000 outstanding commitment to this partnership.

14.	Fair Value
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
ASC 820, Fair Value Measurements and Disclosures indicates that assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels:
Level 1 pricing represents quotes on the exact financial instrument that is traded in active markets. Quoted prices on actively traded equities, for example, are in this category.
Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data, and credit quality. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 pricing is derived without the use of observable data. In such case, mark-to-model strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics, and are thinly traded.
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
Loans HFS: Residential mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value on an individual basis. The fair values of mortgage loans HFS are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans HFS are recurring Level 2.
Loans HFI: The Company does not record loans HFI at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.
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
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Loans HFS	$5,089	$—	$5,089	$—
Securities AFS:
Mortgage-backed securities	235,671	—	235,671	—
U.S. agency securities	7,144	—	7,144	—
Municipal bonds	92,758	—	92,758	—
U.S. Treasury securities	—	—	—	—
Equity securities	3,936	3,936	—	—

December 31, 2018
Loans HFS	$2,904	$—	$2,904	$—
Securities AFS:
Mortgage-backed securities	214,688	—	214,688	—
U.S. agency securities	22,915	—	22,915	—
Municipal bonds	68,275	—	68,275	—
U.S. Treasury securities	1,999	—	1,999	—
Equity securities	3,821	3,821	—	—

There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2019 or 2018.
The following table presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Impaired loans	$9,454	$—	$—	$9,454
Foreclosed assets	1,128	—	—	1,128

December 31, 2018
Impaired loans	$19,235	$—	$—	$19,235
Foreclosed assets	646	—	—	646

The Company had no liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

			Weighted Average Discount
			December 31,
	Valuation Technique	Unobservable Input	2019	2018
Impaired loans	Discounted appraisals	Collateral discounts and costs to sell	25.80%	11.97%
Foreclosed assets	Discounted appraisals	Collateral discounts and costs to sell	2.60%	6.21%

The carrying amounts and estimated fair values of financial instruments, as of December 31, 2019 and 2018, were as follows):

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Cash and due from banks	$25,937	$25,937	$25,937	$—	$—
Interest-bearing deposits in other banks	107,355	107,355	107,355	—	—
Securities AFS	335,573	335,573	—	335,573	—
Equity securities	3,936	3,936	3,936	—	—
Nonmarketable equity securities	1,350	1,350	—	1,350	—
Loans HFS	5,089	5,089	—	5,089	—
Loans HFI, net of allowance	1,424,987	1,426,163	—	—	1,426,163
Accrued interest receivable	5,251	5,251	—	—	5,251
Financial liabilities:
Deposits	1,721,120	1,721,286	—	1,721,286	—
Accrued interest payable	2,222	2,222	—	2,222	—

December 31, 2018
Financial assets:
Cash and due from banks	$34,070	$34,070	$34,070	$—	$—
Interest-bearing deposits in other banks	117,836	117,836	117,836	—	—
Securities AFS	307,877	307,877	—	307,877	—
Equity securities	3,821	3,821	3,821	—	—
Nonmarketable equity securities	1,299	1,299	—	1,299	—
Loans HFS	2,904	2,904	—	2,904	—
Loans HFI, net of allowance	1,315,914	1,301,960	—	—	1,301,960
Accrued interest receivable	5,013	5,013	—	—	5,013
Financial liabilities:
Deposits	1,645,583	1,641,136	—	1,641,136	—
Junior subordinated debentures	11,341	11,341	—	11,341	—
Accrued interest payable	1,757	1,757	—	1,757	—

15.	Regulatory Capital Requirements
Red River Bank
The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer ("CCB") was established above the minimum regulatory capital requirements. The CCB for 2018 was 1.875%. Effective January 1, 2019, the final CCB was fully phased in at 2.500%. It is management’s belief that, as of December 31, 2019, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of March 31, 2018) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of December 31, 2019 and 2018, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Risk-Based Capital	$238,021	16.23%	$117,325	8.00%	$153,989	10.50%
Tier I Risk-Based Capital	$224,084	15.28%	$87,994	6.00%	$124,658	8.50%
Common Equity Tier I Capital	$224,084	15.28%	$65,995	4.50%	$102,660	7.00%
Tier I Leverage Capital	$224,084	11.47%	$78,114	4.00%	$78,114	4.00%

December 31, 2018
Total Risk-Based Capital	$211,240	15.66%	$107,912	8.00%	$133,204	9.88%
Tier I Risk-Based Capital	$198,716	14.73%	$80,934	6.00%	$106,226	7.88%
Common Equity Tier I Capital	$198,716	14.73%	$60,701	4.50%	$85,993	6.38%
Tier I Leverage Capital	$198,716	10.76%	$73,874	4.00%	$73,874	4.00%

Red River Bancshares, Inc.
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
Capital amounts and ratios for Red River Bancshares, Inc. as of December 31, 2019 and 2018, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
December 31, 2019
Total Risk-Based Capital	$264,313	18.02%
Tier I Risk-Based Capital	$250,376	17.07%
Common Equity Tier I Capital	$250,376	17.07%
Tier I Leverage Capital	$250,376	12.82%

December 31, 2018
Total Risk-Based Capital	$223,187	16.55%
Tier I Risk-Based Capital	$210,663	15.62%
Common Equity Tier I Capital	$199,663	14.80%
Tier I Leverage Capital	$210,663	11.40%

Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the community bank leverage ratio ("CBLR") framework. This optional framework became effective January 1, 2020, and will be available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2019, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework effective January 1, 2020.

16.	Equity Events
IPO
The Company's common stock began trading on May 3, 2019, on the Nasdaq Global Select Market under the symbol "RRBI." On May 7, 2019, the Company completed an IPO of its common stock at a public offering price of $45.00 per share. A total of 690,000 shares of the Company's common stock were sold in the IPO, of which the Company sold 663,320 shares (including 90,000 shares sold pursuant to the exercise of the underwriters' option to purchase additional shares) and certain shareholders sold 26,680 shares. The Company received net proceeds of $26.8 million in the offering.
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
The Bank and the Company have internal policies regarding dividends. Neither entity would ordinarily pay dividends if following the payment, the entity would not meet minimum capital adequacy plus the CCB requirements. The exception to this policy is in situations where the payment of a dividend from the Bank to the Company is necessary for the Company to be able to meet its obligations, and as long as, after such payment the Bank would still meet minimum capital adequacy requirements. Also, the Company's internal policy requires that the Company maintain a common stockholders' equity to total assets ratio of greater than 7.0% and that trust preferred securities are less than 25.0% of capital.
Taking into consideration the Company's performance and capital levels, dividends were paid in both 2018 and 2019. In May 2018, the Company paid a cash dividend of $0.15 per share, adjusted for the 2018 2-for-1 stock split, to shareholders of record as of March 31, 2018. In February 2019, the Company paid a cash dividend of $0.20 per share to shareholders of record as of January 31, 2019.
Stock split
In 2018, the Board of Directors authorized a 2-for-1 stock split, which was accomplished by a stock dividend with a record date of October 1, 2018, whereby each holder of record of our common stock received one additional share of common stock for each share owned as of such date. This transaction is referred to in this report as the 2018 2-for-1 stock split.

17.	Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Directors’ Compensation Program, stock options, and restricted stock determined using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Years Ended
	December 31,
(in thousands, except share amounts)	2019	2018
Numerator:
Net income - basic	$24,824	$23,056
Net income - diluted	$24,824	$23,056

Denominator:
Weighted average shares outstanding - basic	7,072,689	6,716,943
Plus: Effect of Directors Stock Compensation Program	1,554	2,368
Plus: Effect of stock options and restricted stock	41,271	36,791
Weighted average shares outstanding - diluted	7,115,514	6,756,102

Earnings per common share:
Basic	$3.51	$3.43
Diluted	$3.49	$3.41

18.	Quarterly Results of Operations (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information regarding the Company's results of operations for each of the eight consecutive quarters in the fiscal years of 2019 and 2018. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company's consolidated financial statements and notes thereto as of and for the years ended December 31, 2019 and 2018.

	2019
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$18,784	$18,781	$18,256	$17,904
Interest expense	2,441	2,587	2,605	2,452
Net interest income	16,343	16,194	15,651	15,452
Provision for loan losses	378	378	529	526
Net interest income after provision for loan losses	15,965	15,816	15,122	14,926
Noninterest income	4,189	4,386	4,099	3,296
Operating expenses	11,888	11,885	12,404	11,158
Income tax expense	1,523	1,470	1,279	1,368
Net income	$6,743	$6,847	$5,538	$5,696
Earnings per share
Basic	$0.92	$0.94	$0.79	$0.86
Diluted	$0.92	$0.93	$0.78	$0.85

	2018
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$17,680	$17,266	$16,369	$15,572
Interest expense	2,215	1,971	1,803	1,662
Net interest income	15,465	15,295	14,566	13,910
Provision for loan losses	526	526	526	411
Net interest income after provision for loan losses	14,939	14,769	14,040	13,499
Noninterest income	3,767	3,941	3,665	3,157
Operating expenses	10,986	11,181	10,947	10,307
Income tax expense	1,569	1,387	1,226	1,118
Net income	$6,151	$6,142	$5,532	$5,231
Earnings per share
Basic	$0.92	$0.91	$0.82	$0.78
Diluted	$0.91	$0.91	$0.82	$0.77

19.	Subsequent Events
Management has evaluated subsequent events and transactions through March 27, 2020, the date that the financial statements were available to be issued. As a result of the spread of the novel coronavirus and the falling interest rate environment, economic uncertainties have arisen which are likely to negatively impact net income. Other financial impact could occur, though such potential impact is unknown at this time.

20.	Parent Company Financial Statements

PARENT COMPANY
BALANCE SHEETS

(dollars in thousands, except share amounts)	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$26,264	$3,711
Interest-bearing deposits in subsidiary bank	—	8,000
Investment in subsidiary bank	225,606	192,756
Investment in Red River Statutory Trust II	—	93
Investment in Red River Statutory Trust III	—	93
Investment in FBT Capital Trust I	—	155
Other assets	28	236
Total Assets	$251,898	$205,044
LIABILITIES
Debentures payable to Red River Statutory Trust II	$—	$3,093
Debentures payable to Red River Statutory Trust III	—	3,093
Debentures payable to FBT Capital Trust I	—	5,155
Total Liabilities	—	11,341
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,306,221 and 6,627,358 shares	68,082	41,094
Additional paid-in capital	1,269	1,042
Retained earnings	182,571	159,073
Accumulated other comprehensive income (loss)	(24)	(7,506)
Total Stockholders' Equity	251,898	193,703
Total Liabilities and Stockholders' Equity	$251,898	$205,044

PARENT COMPANY
STATEMENTS OF INCOME

(in thousands)	Years ended December 31,
	2019	2018
INCOME
Interest and dividend income from subsidiaries	$428	$495
Total income	428	495
EXPENSES
Interest on junior subordinated debentures	385	558
Technology expenses	76	1
Legal and professional expenses	575	291
Advertising	3	—
Other operating expenses	78	34
Total expenses	1,117	884
Income tax expense (benefit)	(145)	(74)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	(544)	(315)
Equity in undistributed earnings of subsidiaries	25,368	23,371
Net Income	$24,824	$23,056

PARENT COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,824	$23,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	38	3
Undistributed earnings of subsidiaries	(25,368)	(23,371)
Other operating activities, net	834	88
Net cash provided by (used in) operating activities	328	(224)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease interest-bearing deposits in subsidiary bank	8,000	9,000
Net cash provided by (used in) investing activities	8,000	9,000
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of junior subordinated debentures	(11,341)	—
Proceeds from exercise of stock options	80	53
Payment to repurchase common stock	—	(4,590)
Proceeds from initial public offering, net	26,812	—
Cash dividends	(1,326)	(1,009)
Net cash provided by (used in) financing activities	14,225	(5,546)
Net change in cash and cash equivalents	22,553	3,230
Cash and cash equivalents - beginning of year	3,711	481
Cash and cash equivalents - end of year	$26,264	$3,711

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Management's annual report on internal control over financial reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	The following consolidated financial statements are incorporated by reference from "Item 8. Financial Statements and Supplementary Data":
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
Notes to the Consolidated Financial Statements

(2)
All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits required to be filed are included in Item 15(b) below.

(b)	Exhibits:

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

4.2	Description of Common Stock*

The other instruments defining the rights of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1
Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.2
Red River Bancshares, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.3
Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.4
Form of Stock Option Award Agreement under the Red River Bancshares, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.5
Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.'s Quarterly Report on Form 10-Q for the second quarter of 2019 filed with the SEC on August 14, 2019, file number 001-38888)+

10.6
Description of Red River Bank Discretionary Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.7
Employment Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.6 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.8
Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.7 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.9
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.8 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.10
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.9 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

NUMBER	DESCRIPTION
10.11
Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.10 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.12
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.11 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.13
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.12 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.14
Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.13 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.15
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.14 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.16
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.15 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.17
Endorsement Method Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.16 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.18
Endorsement Method Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.17 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.19
Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.18 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.20
Change in Control Agreement between Red River Bancshares, Inc. and Bryon C. Salazar (incorporated by reference to Exhibit 10.19 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.21
Change in Control Agreement between Red River Bancshares, Inc. and Tammi R. Salazar (incorporated by reference to Exhibit 10.20 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.22
Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Senior Management Employees of Red River Bancshares, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 31, 2019, file number 001-38888)+

10.23
Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on January 24, 2020, file number 001-38888)+

21.1	Subsidiaries of Red River Bancshares, Inc.*
23.1	Consent of Postlethwaite & Netterville*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, is formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

*	Filed herewith
**
These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: March 27, 2020	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints R. Blake Chatelain as his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 27, 2020	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2020	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 27, 2020	By:	/s/ John C. Simpson
John C. Simpson
Chairman of the Board

Date: March 27, 2020	By:	/s/ M. Scott Ashbrook
M. Scott Ashbrook
Director

Date: March 27, 2020	By:	/s/ Kirk D. Cooper
Kirk D. Cooper
Director

Date: March 27, 2020	By:	/s/ F. William Hackmeyer, Jr.
F. William Hackmeyer, Jr.
Director

Date: March 27, 2020	By:	/s/ Barry D. Hines
Barry D. Hines
Director

Date: March 27, 2020	By:	/s/ Robert A. Nichols
Robert A. Nichols
Director

Date: March 27, 2020	By:	/s/ Willie P. Obey
Willie P. Obey
Director

Date: March 27, 2020	By:	/s/ Teddy R. Price
Teddy R. Price
Director

Date: March 27, 2020	By:	/s/ Don L. Thompson
Don L. Thompson
Director

Date: March 27, 2020	By:	/s/ H. Lindsey Torbett
H. Lindsey Torbett, CPA, CFP
Director