Form 10-Q
period 2020-03-31
RED RIVER BANCSHARES INC
filed 2020-05-15
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2020

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, the registrant had 7,322,532 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” the “bank,” and the “Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBLR	Community Bank Leverage Ratio
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
Director Compensation Program	Compensation program which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
IPO	Initial public offering
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OTTI	Other-than-temporary impairment
PPP	Paycheck Protection Program
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words, or such other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our local market areas;

•	the impact of COVID-19 on our business, the communities where we have our branches, the state of Louisiana, and the United States, related to the economy and overall financial stability;

•	government and regulatory responses to the COVID-19 pandemic;

•
government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act and other changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;

•	changes in management personnel;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	volatility and direction of market interest rates;

•	our ability to maintain important deposit customer relationships, our reputation, and to otherwise avoid liquidity risks;

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Additional information on these and other risk factors can be found in "Part II - Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and in "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	(Unaudited) March 31, 2020	(Audited) December 31, 2019
ASSETS
Cash and due from banks	$31,858	$25,937
Interest-bearing deposits in other banks	48,605	107,355
Total Cash and Cash Equivalents	80,463	133,292
Securities available-for-sale	401,944	335,573
Equity securities	3,998	3,936
Nonmarketable equity securities	1,354	1,350
Loans held for sale	6,597	5,089
Loans held for investment	1,447,362	1,438,924
Allowance for loan losses	(14,393)	(13,937)
Premises and equipment, net	41,711	41,744
Accrued interest receivable	5,240	5,251
Bank-owned life insurance	21,987	21,845
Intangible assets	1,546	1,546
Right-of-use assets	4,454	4,553
Other assets	8,438	9,059
Total Assets	$2,010,701	$1,988,225
LIABILITIES
Noninterest-bearing deposits	$607,322	$584,915
Interest-bearing deposits	1,120,460	1,136,205
Total Deposits	1,727,782	1,721,120
Accrued interest payable	2,307	2,222
Lease liabilities	4,511	4,603
Accrued expenses and other liabilities	11,926	8,382
Total Liabilities	1,746,526	1,736,327
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,322,532 and 7,306,221 shares	68,177	68,082
Additional paid-in capital	1,333	1,269
Retained earnings	188,877	182,571
Accumulated other comprehensive income (loss)	5,788	(24)
Total Stockholders' Equity	264,175	251,898
Total Liabilities and Stockholders' Equity	$2,010,701	$1,988,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	For the Three Months Ended March 31,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,466	$15,504
Interest on securities	1,791	1,763
Interest on federal funds sold	113	212
Interest on deposits in other banks	206	416
Dividends on stock	4	9
Total Interest and Dividend Income	18,580	17,904
INTEREST EXPENSE
Interest on deposits	2,492	2,296
Interest on junior subordinated debentures	—	156
Total Interest Expense	2,492	2,452
Net Interest Income	16,088	15,452
Provision for loan losses	503	526
Net Interest Income After Provision for Loan Losses	15,585	14,926
NONINTEREST INCOME
Service charges on deposit accounts	1,228	1,026
Debit card income, net	755	695
Mortgage loan income	889	514
Brokerage income	744	365
Loan and deposit income	300	346
Bank-owned life insurance income	142	133
Gain (Loss) on equity securities	63	48
Gain (Loss) on sale of securities	383	—
SBIC income	178	120
Other income	49	49
Total Noninterest Income	4,731	3,296
OPERATING EXPENSES
Personnel expenses	7,348	6,640
Occupancy and equipment expenses	1,185	1,175
Technology expenses	586	544
Advertising	261	209
Other business development expenses	295	282
Data processing expense	450	459
Other taxes	437	353
Loan and deposit expenses	246	223
Legal and professional expenses	495	319
Regulatory assessment expenses	26	142
Other operating expenses	621	812
Total Operating Expenses	11,950	11,158
Income Before Income Tax Expense	8,366	7,064
Income tax expense	1,621	1,368
Net Income	$6,745	$5,696
EARNINGS PER SHARE
Basic	$0.92	$0.86
Diluted	$0.92	$0.85

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2020	2019
Net income	$6,745	$5,696
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	7,740	4,918
Tax effect	(1,625)	(1,033)
(Gain) loss on sale of securities included in net income	(383)	—
Tax effect	80	—
Total change in other comprehensive income (loss)	5,812	3,885
Comprehensive Income	$12,557	$9,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	6,627,358	$41,094	$1,042	$159,073	$(7,506)	$193,703
Net income	—	—	—	5,696	—	5,696
Stock incentive plan	—	—	49	—	—	49
Issuance of shares of common stock through exercise of stock options	7,200	80	—	—	—	80
Issuance of shares of common stock as board compensation	2,368	97	—	—	—	97
Cash dividend - $0.20 per share	—	—	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	—	—	3,885	3,885
Balance as of March 31, 2019	6,636,926	$41,271	$1,091	$163,443	$(3,621)	$202,184

Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
Net income	—	—	—	6,745	—	6,745
Stock incentive plan	—	—	64	—	—	64
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Cash dividend - $0.06 per share	—	—	—	(439)	—	(439)
Other comprehensive income (loss)	—	—	—	—	5,812	5,812
Balance as of March 31, 2020	7,322,532	$68,177	$1,333	$188,877	$5,788	$264,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,745	$5,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	449	424
Amortization	144	113
Share-based compensation earned	64	49
Share-based board compensation earned	17	24
(Gain) Loss on other assets owned	(5)	(20)
Net (accretion) amortization on securities AFS	660	283
Gain on sale of securities AFS	(383)	—
Provision for loan losses	503	526
Deferred income tax (benefit) expense	(130)	—
Net (increase) decrease in loans HFS	(1,508)	694
Net (increase) decrease in accrued interest receivable	11	25
Net (increase) decrease in BOLI	(142)	(133)
Net increase (decrease) in accrued interest payable	85	210
Other operating activities, net	2,344	1,913
Net cash provided by (used in) operating activities	8,854	9,804
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	31,160	—
Maturities, prepayments, and calls	18,354	17,005
Purchases	(108,805)	(23,845)
Purchase of nonmarketable equity securities	(4)	(4)
Net (increase) decrease in loans HFI	(8,508)	(20,773)
Proceeds from sales of foreclosed assets	299	333
Purchases of premises and equipment	(410)	(767)
Net cash used in investing activities	(67,914)	(28,051)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,662	45,551
Proceeds from exercise of stock options	8	80
Cash dividends	(439)	(1,326)
Net cash provided by financing activities	6,231	44,305
Net change in cash and cash equivalents	(52,829)	26,058
Cash and cash equivalents - beginning of period	133,292	151,906
Cash and cash equivalents - end of period	$80,463	$177,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,407	$2,242
Income taxes	$—	$—
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	$—	$4,954
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$23	$81
Unsettled securities AFS purchases at period-end	$1,741	$1,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company's financial condition or results of operations.
Critical Accounting Policies and Estimates
There were no material changes or developments during the reporting period with respect to methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2019, that were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
Accounting Standards Adopted in 2020
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. This standard was effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. ASU No. 2018-13 was adopted as of January 1, 2020, and did not have a material impact on the Company's financial statements.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment based on that difference. The impairment will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate a goodwill impairment using Step 2, which requires an entity to calculate any impairment by comparing the implied fair value of goodwill with its carrying amount. This standard was effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. ASU 2017-04 was adopted as of January 1, 2020, and did not have a material impact on the Company's financial statements.
Recent Accounting Pronouncements
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted tax changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses. In addition, the update amends the accounting for credit losses on AFS securities. As an SEC registrant with smaller reporting company filing status, CECL is effective for the Company beginning January 1, 2023. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross-functional working group and is currently working through an implementation plan. The implementation plan includes an assessment of data, model development and documentation, documentation of processes, and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13.

2.	Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. The Company did not have any HTM securities as of March 31, 2020. Investment activity for the three months ended March 31, 2020, included $108.8 million of securities purchased, partially offset by $31.2 million in sales, and $18.4 million in maturities, prepayments, and calls. The investment portfolio had an increase of $7.4 million in fair value for the three months ended March 31, 2020. The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$297,445	$6,262	$(22)	$303,685
Municipal bonds	90,726	1,060	(125)	91,661
U.S. agency securities	6,446	152	—	6,598
Total Securities AFS	$394,617	$7,474	$(147)	$401,944

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

The amortized costs and estimated fair value of debt securities as of March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$3,639	$3,640
After one year but within five years	23,194	23,440
After five years but within ten years	58,481	59,591
After ten years	309,303	315,273
Total	$394,617	$401,944

Information pertaining to securities with gross unrealized losses as of March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2020
Securities AFS:
Mortgage-backed securities	$(21)	$2,896	$(1)	$1,888
Municipal bonds	(104)	15,299	(21)	1,404
U.S. agency securities	—	—	—	—
Total Securities AFS	$(125)	$18,195	$(22)	$3,292

December 31, 2019
Securities AFS:
Mortgage-backed securities	$(474)	$109,416	$(726)	$70,425
Municipal bonds	(172)	18,735	(107)	9,323
U.S. agency securities	(4)	1,020	—	—
Total Securities AFS	$(650)	$129,171	$(833)	$79,748

As of March 31, 2020, the number of investment securities in an unrealized loss position totaled 42. The aggregate unrealized loss of these securities as of March 31, 2020, was 0.04% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on review of available information, including recent changes in interest rates and credit rating information, management believes the declines in fair value of these securities are temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the three months ended March 31, 2020, or the year ended December 31, 2019.
The proceeds from sales of securities AFS and their gross gain (loss) for the three months ended March 31, 2020 and 2019, are shown below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Proceeds (1)	$31,160	$—
Gross gain	$456	$—
Gross loss	$(73)	$—

(1)	The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $105.3 million and $89.8 million were pledged to secure public entity deposits as of March 31, 2020 and December 31, 2019, respectively.

3.	Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	March 31, 2020	December 31, 2019
Real estate:
Commercial real estate	$538,077	$531,990
One-to-four family residential	421,041	420,020
Construction and development	142,835	132,461
Commercial and industrial	263,888	267,940
Tax-exempt	54,490	56,494
Consumer	27,031	30,019
Total loans HFI	$1,447,362	$1,438,924
Total loans HFS	$6,597	$5,089

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the three months ended March 31, 2020:

(in thousands)	Beginning Balance December 31, 2019	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance March 31, 2020
Real estate:
Commercial real estate	$3,454	$241	$—	$—	$3,695
One-to-four family residential	3,323	242	—	3	3,568
Construction and development	1,211	149	(14)	—	1,346
Commercial and industrial	5,175	(89)	(2)	5	5,089
Tax-exempt	334	10	—	—	344
Consumer	440	(50)	(77)	38	351
Total allowance for loan losses	$13,937	$503	$(93)	$46	$14,393
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2019:

(in thousands)	Beginning Balance December 31, 2018	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance December 31, 2019
Real estate:
Commercial real estate	$3,081	$373	$—	$—	$3,454
One-to-four family residential	3,146	216	(44)	5	3,323
Construction and development	951	172	—	88	1,211
Commercial and industrial	4,604	850	(864)	585	5,175
Tax-exempt	372	(38)	—	—	334
Consumer	370	237	(311)	144	440
Total allowance for loan losses	$12,524	$1,810	$(1,219)	$822	$13,937

The balance in the allowance for loan losses and the related recorded investment in loans by category as of March 31, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$250	$3,445	$—	$3,695
One-to-four family residential	40	3,528	—	3,568
Construction and development	—	1,346	—	1,346
Commercial and industrial	2,785	2,304	—	5,089
Tax-exempt	—	344	—	344
Consumer	62	289	—	351
Total allowance for loan losses	$3,137	$11,256	$—	$14,393

Loans:
Real estate:
Commercial real estate	$2,427	$535,650	$—	$538,077
One-to-four family residential	1,192	419,849	—	421,041
Construction and development	—	142,835	—	142,835
Commercial and industrial	8,732	255,156	—	263,888
Tax-exempt	—	54,490	—	54,490
Consumer	64	26,967	—	27,031
Total loans HFI	$12,415	$1,434,947	$—	$1,447,362
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2019, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$260	$3,194	$—	$3,454
One-to-four family residential	31	3,292	—	3,323
Construction and development	10	1,201	—	1,211
Commercial and industrial	2,916	2,259	—	5,175
Tax-exempt	—	334	—	334
Consumer	71	369	—	440
Total allowance for loan losses	$3,288	$10,649	$—	$13,937

Loans:
Real estate:
Commercial real estate	$2,639	$529,351	$—	$531,990
One-to-four family residential	1,193	418,827	—	420,020
Construction and development	38	132,423	—	132,461
Commercial and industrial	8,797	259,143	—	267,940
Tax-exempt	—	56,494	—	56,494
Consumer	75	29,944	—	30,019
Total loans HFI	$12,742	$1,426,182	$—	$1,438,924

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of March 31, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$535,883	$932	$—	$1,262	$538,077
One-to-four family residential	419,392	1,055	—	594	421,041
Construction and development	142,573	262	—	—	142,835
Commercial and industrial	260,465	63	—	3,360	263,888
Tax-exempt	54,490	—	—	—	54,490
Consumer	26,978	34	1	18	27,031
Total loans HFI	$1,439,781	$2,346	$1	$5,234	$1,447,362
A summary of current, past due, and nonaccrual loans as of December 31, 2019, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$530,712	$—	$—	$1,278	$531,990
One-to-four family residential	419,229	184	—	607	420,020
Construction and development	132,423	—	—	38	132,461
Commercial and industrial	264,427	143	—	3,370	267,940
Tax-exempt	56,494	—	—	—	56,494
Consumer	29,973	20	—	26	30,019
Total loans HFI	$1,433,258	$347	$—	$5,319	$1,438,924

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of March 31, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,359	$1,334	$—	$1,435
One-to-four family residential	1,134	1,076	—	1,030
Construction and development	—	—	—	—
Commercial and industrial	1,759	1,426	—	1,450
Tax-exempt	—	—	—	—
Consumer	2	2	—	2
Total with no related allowance	4,254	3,838	—	3,917
With allowance recorded:
Real estate:
Commercial real estate	1,269	1,093	250	1,098
One-to-four family residential	121	116	40	163
Construction and development	—	—	—	19
Commercial and industrial	8,526	7,306	2,785	7,314
Tax-exempt	—	—	—	—
Consumer	66	62	62	68
Total with related allowance	9,982	8,577	3,137	8,662
Total impaired loans	$14,236	$12,415	$3,137	$12,579
Information pertaining to impaired loans as of December 31, 2019, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,560	$1,537	$—	$2,647
One-to-four family residential	1,040	984	—	1,194
Construction and development	—	—	—	76
Commercial and industrial	1,805	1,474	—	3,685
Tax-exempt	—	—	—	—
Consumer	2	2	—	9
Total with no related allowance	4,407	3,997	—	7,611
With allowance recorded:
Real estate:
Commercial real estate	1,263	1,102	260	1,076
One-to-four family residential	216	209	31	339
Construction and development	51	38	10	89
Commercial and industrial	8,544	7,323	2,916	7,746
Tax-exempt	—	—	—	—
Consumer	76	73	71	76
Total with related allowance	10,150	8,745	3,288	9,326
Total impaired loans	$14,557	$12,742	$3,288	$16,937

The interest income recognized on impaired loans for the three months ended March 31, 2020 and March 31, 2019, was $91,000 and $172,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of March 31, 2020 or December 31, 2019.
A summary of current, past due, and nonaccrual TDR loans as of March 31, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,159	$—	$—	$1,262	$2,421
One-to-four family residential	249	—	—	—	249
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	1,866	1,866
Tax-exempt	—	—	—	—	—
Consumer	43	—	—	—	43
Total	$1,451	$—	$—	$3,128	$4,579
Number of TDR loans	9	—	—	5	14
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2019, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,361	$—	$—	$1,278	$2,639
One-to-four family residential	252	—	—	—	252
Construction and development	—	—	—	38	38
Commercial and industrial	36	—	—	1,869	1,905
Tax-exempt	—	—	—	—	—
Consumer	46	—	—	—	46
Total	$1,695	$—	$—	$3,185	$4,880
Number of TDR loans	12	—	—	6	18
A summary of loans modified as TDRs that occurred during the three months ended March 31, 2020 and March 31, 2019, is as follows:

	March 31, 2020			March 31, 2019
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	—	$—	$—	1	$166	$166
One-to-four family residential	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$166	$166

The TDRs described above did not increase the allowance for loan losses as of March 31, 2020 and March 31, 2019. Additionally, there were no defaults on loans during the three months ended March 31, 2020 or March 31, 2019, that had been modified as a TDR during the prior twelve months.
As of March 31, 2020, short-term loan modifications on $113.4 million of loans HFI were made to provide temporary relief to borrowers that have been adversely affected by the outbreak of COVID-19. In accordance with interagency regulatory guidance issued in March 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of March 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$523,760	$12,148	$2,169	$—	$—	$538,077
One-to-four family residential	417,569	2,052	1,420	—	—	421,041
Construction and development	141,498	558	779	—	—	142,835
Commercial and industrial	245,418	9,368	9,102	—	—	263,888
Tax-exempt	54,490	—	—	—	—	54,490
Consumer	26,897	5	129	—	—	27,031
Total loans HFI	$1,409,632	$24,131	$13,599	$—	$—	$1,447,362
The following table summarizes loans by risk rating as of December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$515,926	$14,118	$1,946	$—	$—	$531,990
One-to-four family residential	416,884	2,021	1,115	—	—	420,020
Construction and development	131,185	565	711	—	—	132,461
Commercial and industrial	247,382	11,473	9,085	—	—	267,940
Tax-exempt	56,494	—	—	—	—	56,494
Consumer	29,876	5	138	—	—	30,019
Total loans HFI	$1,397,747	$28,182	$12,995	$—	$—	$1,438,924

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2020, unfunded loan commitments totaled approximately $270.5 million. As of December 31, 2019, unfunded loan commitments totaled approximately $257.0 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2020, commitments under standby letters of credit totaled approximately $10.1 million. As of December 31, 2019, commitments under standby letters of credit totaled approximately $11.1 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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
The Company elects to recognize the lease payments on leases with terms of one year or less in its consolidated statements of income on a straight-line basis over the lease term.
Operating lease expenses for operating leases totaled $137,000 for each of the three months ended March 31, 2020 and March 31, 2019, and are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $130,000 and $125,000 for the three months ended March 31, 2020 and 2019, respectively.

The table below summarizes other information related to the Company's operating leases as of and for the three months ended March 31, 2020:

(dollars in thousands)	As of and for the Three Months Ended March 31, 2020
Weighted average remaining operating lease term	10.0 years
Weighted average operating lease discount rate	3.4%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of March 31, 2020, were as follows:

(in thousands)	Amount
9 months remaining in 2020	$390
2021	529
2022	537
2023	539
2024	539
Thereafter	2,815
Total lease payments	5,349
Less: Imputed interest	(838)
Present value of lease liabilities	$4,511

The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.

5.	Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Fair Value Disclosure
Securities AFS, loans HFS, and equity securities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, foreclosed assets, and other certain assets. The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
Loans HFI: The Company does not record loans HFI at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Loans HFS	$6,597	$—	$6,597	$—
Securities AFS:
Mortgage-backed securities	303,685	—	303,685	—
U.S. agency securities	6,598	—	6,598	—
Municipal bonds	91,661	—	91,661	—
Equity securities	3,998	3,998	—	—

December 31, 2019
Loans HFS	$5,089	$—	$5,089	$—
Securities AFS:
Mortgage-backed securities	235,671	—	235,671	—
U.S. agency securities	7,144	—	7,144	—
Municipal bonds	92,758	—	92,758	—
Equity securities	3,936	3,936	—	—

There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2020 and the year ended December 31, 2019.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Financial Assets and Financial Liabilities: Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a nonrecurring basis during the reported periods include certain collateral dependent loans reported at fair value of the underlying collateral if repayment is expected solely from the collateral. Prior to foreclosure of these loans, fair value of the collateral is estimated using Level 3 inputs based on customized discounting criteria.
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

(in thousands)	March 31, 2020	December 31, 2019
Carrying value of impaired loans before allowance for loan losses	$253	$88
Specific allowance for loan losses	(115)	(15)
Fair value of impaired loans	$138	$73

There were no financial liabilities measured at fair value on a nonrecurring basis.
Nonfinancial Assets and Liabilities: Certain nonfinancial assets and nonfinancial liabilities are measured at fair value on a nonrecurring basis. These include certain foreclosed assets, which are remeasured and reported at fair value through a charge-off to allowance for loan losses upon initial recognition. Subsequent to their initial recognition, certain foreclosed assets are remeasured at fair value through a write-down included in other noninterest income. The fair value of foreclosed assets are estimated using Level 3 inputs based on customized discounting criteria less estimated selling costs.
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

(in thousands)	March 31, 2020	December 31, 2019
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$24	$969
Charge-offs	—	(29)
Fair value of foreclosed assets	$24	$940

There were no foreclosed assets that were remeasured subsequent to initial recognition for March 31, 2020 or December 31, 2019.
There were no nonfinancial liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
March 31, 2020
Impaired loans	$9,278	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	25.27%
Foreclosed assets	$852	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2019
Impaired loans	$9,454	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	25.80%
Foreclosed assets	$1,128	Discounted appraisals	Collateral discounts and costs to sell	0% - 36%	2.60%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of March 31, 2020 and December 31, 2019, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Financial assets:
Cash and due from banks	$31,858	$31,858	$31,858	$—	$—
Interest-bearing deposits in other banks	48,605	48,605	48,605	—	—
Securities AFS	401,944	401,944	—	401,944	—
Equity securities	3,998	3,998	3,998	—	—
Nonmarketable equity securities	1,354	1,354	—	1,354	—
Loans HFS	6,597	6,597	—	6,597	—
Loans HFI, net of allowance	1,432,969	1,426,990	—	—	1,426,990
Accrued interest receivable	5,240	5,240	—	—	5,240
Financial liabilities:
Deposits	1,727,782	1,732,572	—	1,732,572	—
Accrued interest payable	2,307	2,307	—	2,307	—

December 31, 2019
Financial assets:
Cash and due from banks	$25,937	$25,937	$25,937	$—	$—
Interest-bearing deposits in other banks	107,355	107,355	107,355	—	—
Securities AFS	335,573	335,573	—	335,573	—
Equity securities	3,936	3,936	3,936	—	—
Nonmarketable equity securities	1,350	1,350	—	1,350	—
Loans HFS	5,089	5,089	—	5,089	—
Loans HFI, net of allowance	1,424,987	1,426,163	—	—	1,426,163
Accrued interest receivable	5,251	5,251	—	—	5,251
Financial liabilities:
Deposits	1,721,120	1,721,286	—	1,721,286	—
Accrued interest payable	2,222	2,222	—	2,222	—

6.	Regulatory Capital Requirements
Red River Bank
The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer ("CCB") was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.500%. It is management’s belief that, as of March 31, 2020, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of March 31, 2020 and December 31, 2019, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Risk-Based Capital	$245,488	16.45%	$119,363	8.00%	$156,664	10.50%
Tier I Risk-Based Capital	$231,095	15.49%	$89,522	6.00%	$126,823	8.50%
Common Equity Tier I Capital	$231,095	15.49%	$67,142	4.50%	$104,443	7.00%
Tier I Leverage Capital	$231,095	11.60%	$79,681	4.00%	$79,681	4.00%

December 31, 2019
Total Risk-Based Capital	$238,021	16.23%	$117,325	8.00%	$153,989	10.50%
Tier I Risk-Based Capital	$224,084	15.28%	$87,994	6.00%	$124,658	8.50%
Common Equity Tier I Capital	$224,084	15.28%	$65,995	4.50%	$102,660	7.00%
Tier I Leverage Capital	$224,084	11.47%	$78,114	4.00%	$78,114	4.00%

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
Capital amounts and ratios for Red River Bancshares, Inc. as of March 31, 2020 and December 31, 2019, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
March 31, 2020
Total Risk-Based Capital	$271,234	18.18%
Tier I Risk-Based Capital	$256,841	17.21%
Common Equity Tier I Capital	$256,841	17.21%
Tier I Leverage Capital	$256,841	12.89%

December 31, 2019
Total Risk-Based Capital	$264,313	18.02%
Tier I Risk-Based Capital	$250,376	17.07%
Common Equity Tier I Capital	$250,376	17.07%
Tier I Leverage Capital	$250,376	12.82%

Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and will be available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of March 31, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework that became effective January 1, 2020.

7.	Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director's Compensation Program, stock options, and restricted stock determined using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Numerator:
Net income - basic	$6,745	$5,696
Net income - diluted	$6,745	$5,696

Denominator:
Weighted average shares outstanding - basic	7,313,279	6,632,482
Plus: Effect of Director Stock Compensation Program	454	574
Plus: Effect of stock options and restricted stock	37,676	34,973
Weighted average shares outstanding - diluted	7,351,409	6,668,029

Earnings per common share:
Basic	$0.92	$0.86
Diluted	$0.92	$0.85

8.	Subsequent Events
Management has evaluated subsequent events and transactions through May 15, 2020, the date that the financial statements were available to be issued.
COVID-19
As a result of the COVID-19 pandemic, the falling interest rate environment, and stay at home orders, economic uncertainties have arisen which may negatively impact the Company's financial condition or results of operations. Due to the unprecedented and protracted nature of the COVID-19 pandemic, such potential impact is uncertain at this time.
Other Borrowed Funds
The Company has established various lines of credit with the FHLB and other correspondent banks to provide additional sources of operating funds. On April 15, 2020, in order to fund the SBA's PPP that was designed to assist small and mid-sized businesses with SBA guaranteed loans distributed through commercial banks and other qualified financial services lenders, the Company borrowed $50.0 million from the FHLB for 90 days at a rate of 0.35% under its existing line of credit. The Company's FHLB line of credit is collateralized by eligible Red River Bank loans. Depending on the Company's future liquidity status and considering the short forgiveness term of the PPP loans, the Company anticipates repaying this borrowing at the maturity date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. and our wholly owned subsidiary, Red River Bank, from December 31, 2019 through March 31, 2020, and on our results of operations for the three months ended March 31, 2020 and March 31, 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and "Part II - Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. Also, see risk factors and other cautionary statements described in "Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
RECENT DEVELOPMENTS RELATING TO COVID-19
The first quarter of 2020 began with normal banking operations. However, March and April of 2020 were dominated by the global outbreak of the COVID-19 pandemic, the passage of the CARES Act, and the implementation of the PPP.
Louisiana has been impacted by the COVID-19 pandemic and related economic crisis. Beginning in mid-March of 2020, the governor of Louisiana issued a stay at home order which closed schools, required nonessential businesses to reduce operations or to close, and recommended that residents self-quarantine at home. To support our customers and communities during this crisis, our bankers promptly assisted customers with loan adjustments, monitored the CARES Act, implemented the PPP, and adjusted customers' fees.
The COVID-19 pandemic has been an unprecedented event for Louisiana, the United States, and the world. This health crisis and resulting economic disruption is having a significant impact on our customers and communities. We recognize that community banks are an essential part of the local economy, and we have been determined to support our customers, while also protecting our team members. Beginning in mid-March 2020, we continued offering full banking services while allowing lobby access through appointments, updated customers on relief loan programs, offered deferrals on loans, adjusted loan payment terms, made emergency loans to our customers, and funded PPP loans. In April 2020, we processed many incoming deposit transactions from governmental agencies for our deposit customers. Additionally, we suspended or reduced various fees to assist our customers during this crisis.
Our priority is taking care of our customers and employees; however, we realize that the pandemic will also have implications for Red River Bank. The prospect for a successful economic recovery is dependent on containing the outbreak, reopening businesses, and getting people back to work. The Louisiana economy is also affected by the recent decrease in oil prices. While it is not possible to know the full scope or extent of this economic crisis or the potential financial impact to the Company, we are continuously monitoring our loan portfolio and asset quality metrics with an emphasis on early identification of potential problem areas. We hope these actions will enable us to take steps to minimize the potential adverse effects to the Company.
Paycheck Protection Program
The PPP, which was enacted as part of the CARES Act, is a $660 billion program designed to assist small and mid-sized businesses with SBA guaranteed loans distributed through commercial banks and other qualified financial services lenders. The PPP was funded in two parts with an initial funding effective April 3, 2020, and a second funding effective April 27, 2020. Loans under the PPP have a two-year term, earn interest at 1.00%, and are forgivable to the extent that the proceeds are used for payroll costs and other qualifying expenses in accordance with the terms of the program. Lenders participating in the program are scheduled to receive loan processing fees from the SBA ranging from 1.00% to 5.00% of the initial principal amount of the loan.
Red River Bank is participating in the PPP as part of our efforts to support our communities during this crisis. On Saturday, April 4, 2020, we began accepting loan applications under the initial PPP. We developed a simple, digital process for borrowers to complete the PPP application, provide their required documents, and digitally sign the application without coming into the Bank. Within five days, we received over 1,000 PPP applications and supporting documents, performed the credit reviews, posted the applications to the SBA E-Tran system, and funded PPP loans. We processed PPP applications until the initial PPP was closed by the SBA on April 16, 2020. We are also participating in the second round of the PPP which opened on April 27, 2020.
As of April 30, 2020, we reserved 1,204 of PPP loans for $196.0 million with the SBA and our average PPP loan size was $163,000. PPP loans represent 12.0% of loans HFI as of April 30, 2020. Of the 1,204 loans, 89% were for small businesses requesting $350,000 or less. In the second and third quarters of 2020, we will work with these borrowers and the SBA to achieve forgiveness and repayment of these loans.
Loan Modifications
We have also implemented a short-term loan modification program that is intended to provide temporary relief for certain of our borrowers who have been adversely affected by the outbreak of COVID-19 by providing short-term deferrals of loan payments. The terms of each loan modification are dependent upon the demonstrated need of each borrower. In accordance with interagency regulatory guidance issued in March 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
In March of 2020 and through April 30, 2020, we deferred loan payments on 460 loans totaling $246.3 million, or 17.0%, of loans HFI as of March 31, 2020. Loans with principal and interest deferrals accounted for 4.4% of loans HFI as of March 31, 2020. The remaining deferrals were for principal payments only, with continued interest payments required during the deferral period.
Asset Quality
In the first quarter of 2020, we increased the provision for loan losses $125,000 due to expected economic pressures relating to the COVID-10 pandemic. The initial stay at home order in Louisiana originated in mid-March of 2020, continued throughout the entire month of April, and was extended through May 15. We are closely monitoring asset quality and are expecting an increased level of problem loans. However, at the end of the first quarter, we lacked sufficient visibility to quantify a meaningful and supportable level of additional provision for loan losses specifically related to COVID-19. We anticipate gaining a higher level of visibility in the second and third quarters of 2020 and, therefore, we will consider whether additional provisions for any such loan losses may be appropriate during those quarters.

Although the economic effect of the COVID-19 outbreak remains uncertain, the following table shows loans HFI in the industries that we believe are most likely to be affected by this crisis:

	March 31, 2020
(dollars in thousands)	Amount	Percent of Loans HFI
Hospitality services:
Hotels	$20,616	1.4%
Restaurants - full service	11,116	0.8%
Restaurants - limited service	11,642	0.8%
Other	3,515	0.2%
Total hospitality services	$46,889	3.2%

Retail trade:
Automobile dealers	$37,826	2.6%
Other retail	26,183	1.8%
Total retail trade	$64,009	4.4%

Energy	$30,113	2.1%
The following table shows loans HFI in other non-industry specific areas that we believe may be affected by this crisis:

	March 31, 2020
(dollars in thousands)	Amount	Percent of Loans HFI
Loans collateralized by non-owner occupied properties leased to retail establishments	$40,611	2.8%

Credit card loans:
Commercial	$1,244	0.1%
Consumer	819	—%
Total credit card loans	$2,063	0.1%
None of the markets in which we directly operate are characterized by a high degree of tourism-driven hospitality services. Likewise, our geographic footprint is not closely aligned with the bulk of Louisiana’s energy-concentrated local economies. We believe this provides our portfolio with some degree of insulation against the current stress in both of those segments.
The following table summarizes loans HFI by market of origin:

	March 31, 2020
(dollars in thousands)	Amount	Percent of Loans HFI
Central	$618,163	42.7%
Northwest	341,217	23.6%
Southeast	386,908	26.7%
Southwest	64,075	4.4%
Northshore	36,999	2.6%
Total loans HFI	$1,447,362	100.0%
Borrowings
In mid-April 2020, in order to fund the PPP loan program, we borrowed $50.0 million from the FHLB for 90 days at a rate of 0.35% under our existing line of credit. The FHLB is one of our wholesale funding sources as part of our liquidity plan. Our FHLB line of credit is collateralized by eligible Red River Bank loans. Depending on our future liquidity status and considering the short forgiveness term of the PPP loans, we anticipate repaying this borrowing at the maturity date.

Deposits
Noninterest-bearing deposits increased $223.2 million, or 36.7%, in April 2020 to $830.5 million as of April 30, 2020. This increase was due primarily to customers receiving funds from various government stimulus programs, combined with the proceeds from their PPP loans. We expect this balance to decrease over the next few months as these funds are utilized.
Net Interest Income and Net Interest Margin
Net interest income and net interest margin are expected to be negatively affected by the extremely low interest rate environment.
Noninterest Income
We suspended or reduced various fees to assist our customers during this crisis. Effective April 1, 2020, we waived all consumer loan and credit card late fees and reduced the non-sufficient fund fee by 50%. The fee reductions are expected to continue until the Louisiana stay at home order ends on May 15, 2020. These reductions are anticipated to adversely affect our ongoing noninterest income.
Operating Expenses
Operating expenses for the second quarter of 2020 are expected to increase as a result of expenses necessary to managing the COVID-19 pandemic and the costs associated with implementing the PPP.
FIRST QUARTER 2020 PERFORMANCE AND OPERATIONAL HIGHLIGHTS

•	Net income for the first quarter of 2020 was $6.7 million, or $0.92 diluted EPS, an increase of $1.0 million, or 18.4%, compared to $5.7 million, or $0.85 diluted EPS, for the first quarter of 2019.

•	For the first quarter of 2020, the quarterly return on assets was 1.36%, and the quarterly return on equity was 10.53%.

•
We changed the timing and frequency for payment of cash dividends. Beginning with the first quarter of 2020, our board of directors and management will evaluate the payment of cash dividends on a quarterly basis, rather than annually as was done in 2018 and 2019. The decision whether to pay a quarterly cash dividend will be based upon the Company's prior quarter profitability and current capital levels, among other factors. In the first quarter of 2020, we declared and paid a quarterly cash dividend of $0.06 per common share.

•
The net interest margin was negatively impacted by two significant Federal Reserve rate decreases which occurred in March 2020 in response to the COVID-19 pandemic. The net interest margin (FTE) for the first quarter of 2020 was 3.41%.

•
In the first quarter of 2020, we completed final resolution on the remaining assets relating to an acquired subsidiary and the company was dissolved. As a result of these nonrecurring transactions, expenses were reduced by $311,000.

•
Effective January 1, 2020, a new, optional CBLR framework was available to qualifying financial institutions. Although both the Company and the Bank qualify for the CBLR framework, management does not currently intend to utilize the CBLR framework and will continue to calculate and report Basel III risk-based capital results.

•
Late in 2019, we purchased a banking center building in Sulphur, Louisiana, located in our Southwest Louisiana market. This property was remodeled and opened as the newest Red River Bank banking center during the first quarter of 2020.

The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated.
The selected financial information presented below contains financial measures that are not presented in accordance with GAAP and have not been audited. See “ - Non-GAAP Financial Measures” for a reconciliation of non-GAAP financial measures.

	As of		Change from December 31, 2019 to March 31, 2020
(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$2,010,701	$1,988,225	$22,476	1.1%
Securities available-for-sale	401,944	335,573	66,371	19.8%
Loans held for investment	1,447,362	1,438,924	8,438	0.6%
Total deposits	1,727,782	1,721,120	6,662	0.4%
Total stockholders’ equity	264,175	251,898	12,277	4.9%

	As of and for the Three Months Ended
(Dollars in thousands, except per share data)	March 31,	December 31,	March 31,
	2020	2019	2019
Net Income	$6,745	$6,743	$5,696

Per Common Share Data:
Earnings per share, basic	$0.92	$0.92	$0.86
Earnings per share, diluted	$0.92	$0.92	$0.85
Book value per share	$36.08	$34.48	$30.46
Tangible book value per share(1)	$35.87	$34.27	$30.23
Cash dividends per share	$0.06	$—	$0.20
Weighted average shares outstanding, basic	7,313,279	7,306,221	6,632,482
Weighted average shares outstanding, diluted	7,351,409	7,347,602	6,668,029

Summary Performance Ratios:
Return on average assets	1.36%	1.37%	1.24%
Return on average equity	10.53%	10.72%	11.69%
Net interest margin	3.36%	3.45%	3.47%
Net interest margin (FTE)(2)	3.41%	3.50%	3.52%
Efficiency ratio(3)	57.40%	57.90%	59.52%
Loans HFI to deposits ratio	83.77%	83.60%	79.78%
Noninterest-bearing deposits to deposits ratio	35.15%	33.98%	33.45%
Noninterest income to average assets	0.95%	0.85%	0.72%
Operating expense to average assets	2.41%	2.41%	2.43%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.30%	0.33%	0.34%
Nonperforming loans to loans HFI	0.36%	0.37%	0.46%
Allowance for loan losses to loans HFI	0.99%	0.97%	0.97%
Net charge-offs to average loans	0.00%	0.02%	0.00%

Capital Ratios:
Total stockholders’ equity to total assets	13.14%	12.67%	10.52%
Tangible common equity to tangible assets(4)	13.07%	12.60%	10.45%
Total risk-based capital to risk-weighted assets	18.18%	18.02%	16.52%
Tier 1 risk-based capital to risk-weighted assets	17.21%	17.07%	15.57%
Common equity Tier 1 capital to risk-weighted assets	17.21%	17.07%	14.78%
Tier 1 risk-based capital to average assets	12.89%	12.82%	11.50%

(1)
We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period.

(2)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

(3)	Efficiency ratio represents operating expense divided by the sum of net interest income and noninterest income.

(4)
We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization.

RESULTS OF OPERATIONS
Net income for the first quarter of 2020 was $6.7 million, or $0.92 diluted EPS, an increase of $1.0 million, or 18.4%, compared to $5.7 million, or $0.85 diluted EPS, in the first quarter of 2019. The increase in net income was due to a $636,000 increase in net interest income, a $23,000 decrease in the provision for loan losses, and a $1.4 million increase in noninterest income, offset by a $792,000 increase in operating expenses and a $253,000 increase in income tax expense. The return on assets for the first quarter of 2020 was 1.36%, compared to 1.24% for the first quarter of 2019. The return on equity was 10.53% for the first quarter of 2020 and 11.69% for the first quarter of 2019. Our efficiency ratio for the first quarter of 2020 was 57.40%, compared to 59.52% for the first quarter of 2019.
Net Interest Income and Net Interest Margin
Our operating results depend primarily on our net interest income. Fluctuations in market interest rates impact the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact our net interest income. To evaluate net interest income, we measure and monitor: (1) yields on loans and other interest-earning assets; (2) the cost of deposits and other funding sources; (3) net interest spread; and (4) net interest margin. Since noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing funding sources.
The interest rate environment changed significantly between the first quarter of 2019 and the first quarter of 2020. The average effective federal funds rate for the first quarter of 2019 was 2.40%. During 2019, the target federal funds rate remained consistent between January and July, decreased 75 bps in the second half of the year, and was 1.75% as of December 31, 2019. In March 2020, the target federal funds rate decreased 150 bps and was 0.25% as of March 31, 2020. The average effective federal funds rate for the first quarter of 2020 was 1.26%. The lower interest rate environment impacted yields on new and renewing loans and time deposits, short-term liquid assets, and the securities portfolio. Net interest income and net interest margin FTE were negatively impacted by the lower interest rate environment.
Net interest income for the first quarter of 2020 totaled $16.1 million, a $636,000, or 4.1%, increase from $15.5 million for the first quarter of 2019. Net interest income increased primarily due to a $117.6 million, or 6.6%, increase in average interest-earning assets between the first quarter of 2020 and the first quarter of 2019, partially offset by a lower net interest margin due to the lower interest rate environment. Also, our junior subordinated debentures were paid off in mid-2019, eliminating their interest expense.
Net interest margin FTE was 3.41% for the first quarter of 2020, and 3.52% for the first quarter of 2019. As a result of the lower interest rate environment, the average yield on interest-earning assets for the first quarter of 2020 was 3.89%, a 14 bp decrease from 4.03% for the same period in 2019. The average cost of deposits was fairly consistent in 2019 and for the first quarter of 2020. The average cost of deposits for the first quarter of 2020 was 0.58%, compared to 0.57% for the same period in 2019.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,449,995	$16,466	4.50%	$1,344,523	$15,504	4.61%
Securities - taxable	262,417	1,267	1.93%	261,325	1,378	2.11%
Securities - tax-exempt	86,891	524	2.41%	64,630	385	2.38%
Federal funds sold	34,030	113	1.32%	34,228	212	2.48%
Interest-bearing balances due from banks	59,756	206	1.36%	70,473	416	2.36%
Nonmarketable equity securities	1,351	4	1.07%	1,299	4	1.23%
Investment in trusts	—	—	—%	341	5	5.95%
Total interest-earning assets	1,894,440	$18,580	3.89%	1,776,819	$17,904	4.03%
Allowance for loan losses	(14,078)			(12,735)
Noninterest earning assets	115,245			101,545
Total assets	$1,995,607			$1,865,629
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$795,390	$986	0.50%	$753,617	$962	0.52%
Time deposits	335,629	1,506	1.81%	334,759	1,334	1.62%
Total interest-bearing deposits	1,131,019	2,492	0.89%	1,088,376	2,296	0.86%
Junior subordinated debentures	—	—	—%	11,341	156	5.58%
Other borrowings	80	—	0.55%	—	—	—%
Total interest-bearing liabilities	1,131,099	$2,492	0.89%	1,099,717	$2,452	0.90%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	590,370			552,204
Accrued interest and other liabilities	16,584			16,027
Total noninterest-bearing liabilities	606,954			568,231
Stockholders’ equity	257,554			197,681
Total liabilities and stockholders’ equity	$1,995,607			$1,865,629
Net interest income		$16,088			$15,452
Net interest spread			3.00%			3.13%
Net interest margin			3.36%			3.47%
Net interest margin FTE(3)			3.41%			3.52%
Cost of deposits			0.58%			0.57%
Cost of funds			0.53%			0.56%

(1)	Includes average outstanding balances of loans HFS of $4.2 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

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

	For the Three Months Ended
	March 31, 2020 vs 2019
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,151	$(189)	$962
Securities - taxable	6	(117)	(111)
Securities - tax-exempt	133	6	139
Federal funds sold	(1)	(98)	(99)
Interest-bearing balances due from banks	(63)	(147)	(210)
Nonmarketable equity securities	—	—	—
Investment in trusts	(5)	—	(5)
Total interest-earning assets	$1,221	$(545)	$676
Interest-bearing liabilities:
Interest-bearing transaction deposits	$52	$(28)	$24
Time deposits	10	162	172
Total interest-bearing deposits	62	134	196
Junior subordinated debentures	(156)	—	(156)
Other borrowings	—	—	—
Total interest-bearing liabilities	$(94)	$134	$40
Increase (decrease) in net interest income	$1,315	$(679)	$636
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
The provision expense for the first quarter of 2020 was $503,000, a decrease of $23,000, or 4.4%, from $526,000 for the first quarter of 2019. The allowance for loan losses to loans HFI was 0.99% as of March 31, 2020, compared to 0.97% as of March 31, 2019.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card fees, fees related to the sale of mortgage loans, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $1.4 million to $4.7 million for the first quarter of 2020, compared to $3.3 million for the first quarter of 2019. The increase in noninterest income was mainly due to the gain on sale of securities, higher mortgage loan income, higher brokerage income, and higher income from service charges on deposit accounts.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,228	$1,026	$202	19.7%
Debit card income, net	755	695	60	8.6%
Mortgage loan income	889	514	375	73.0%
Brokerage income	744	365	379	103.8%
Loan and deposit income	300	346	(46)	(13.3)%
Bank-owned life insurance income	142	133	9	6.8%
Gain (Loss) on equity securities	63	48	15	31.3%
Gain (Loss) on sale of securities	383	—	383	100.0%
SBIC Income	178	120	58	48.3%
Other income	49	49	—	—%
Total noninterest income	$4,731	$3,296	$1,435	43.5%
The gain on the sale of securities was $383,000 for the first quarter of 2020. There were no securities sold in the first quarter of 2019. In the first quarter of 2020, the sale of securities resulted in a net gain primarily due to unusually high prices in the municipal securities market.
Brokerage income totaled $744,000 for the first quarter of 2020, an increase of $379,000, compared to the first quarter of 2019. This record level of income was due to the addition of new brokerage clients and accounts in the past year, as well as additional funds invested by existing clients in the first quarter of 2020. Assets under management were $557.7 million as of March 31, 2020.
Mortgage loan income increased $375,000 to $889,000 for the first quarter of 2020, compared to $514,000 for the same quarter prior year. The growth was attributed to the increased demand for new and refinanced mortgage loans as a result of a lower interest rate environment.
Service charges on deposit accounts increased $202,000 to $1.2 million for the first quarter of 2020, compared to $1.0 million for the same period prior year. This increase was a result of new deposit fees implemented mid-year 2019 to replace the decrease in fees from a system change made in late 2018 and higher customer volume and activity in the first quarter of 2020.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. Operating expenses increased $792,000 to $12.0 million for the first quarter of 2020, compared to $11.2 million for the first quarter of 2019. The increase in operating expenses was mainly due to higher personnel expenses, legal and professional expenses, and other taxes, partially offset by a nonrecurring expense reduction in other operating expenses and the lack of an FDIC insurance assessment.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2020	2019	Increase (Decrease)
Operating expenses:
Personnel expenses	$7,348	$6,640	$708	10.7%
Non-staff expenses:
Occupancy and equipment expenses	1,185	1,175	10	0.9%
Technology expenses	586	544	42	7.7%
Advertising	261	209	52	24.9%
Other business development expenses	295	282	13	4.6%
Data processing expense	450	459	(9)	(2.0)%
Other taxes	437	353	84	23.8%
Loan and deposit expenses	246	223	23	10.3%
Legal and professional expenses	495	319	176	55.2%
Regulatory assessment expense	26	142	(116)	(81.7)%
Other operating expenses	621	812	(191)	(23.5)%
Total operating expenses	$11,950	$11,158	$792	7.1%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $708,000 to $7.3 million in the first quarter of 2020 compared to the same quarter prior year. As of March 31, 2020 and 2019, we had 333 and 321 full-time equivalent employees, respectively. The increase in personnel was related to additional staff resulting from our expansion in the Northshore and Southwest markets, as well as an increase in staff to support operational growth. Also, revenue-based commission compensation increased for the first quarter of 2020, compared to the first quarter of 2019, due to higher mortgage and brokerage income.
Legal and professional expenses increased $176,000 to $495,000 in the first quarter of 2020 compared to the same quarter prior year. This was due to higher than normal legal expenses in the first quarter of 2020 and new expenses related to operating as a public company.
Other taxes increased $84,000 to $437,000 for the first quarter of 2020 compared to the first quarter of 2019. The increase was due to an $86,000 increase in State of Louisiana bank stock tax resulting from having higher deposit account balances and higher net income for the applicable years.
Other operating expenses decreased by $191,000 to $621,000 for the first quarter of 2020, compared to $812,000 for the first quarter of 2019. This decrease was due to a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020.
Regulatory assessment expense decreased $116,000 to $26,000 for the first quarter of 2020 compared to $142,000 for the same quarter prior year. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the first quarter of 2020. Therefore, no FDIC insurance assessment expense was incurred for the first quarter of 2020 compared to $129,000 for the first quarter of 2019.
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
Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, and life insurance policies, and the income tax effects associated with stock-based compensation.
For the quarters ended March 31, 2020 and 2019, income tax expense totaled $1.6 million and $1.4 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rate for the quarters ended March 31, 2020 and 2019, was 19.4%.

FINANCIAL CONDITION
General
As of March 31, 2020, total assets were $2.01 billion which was $22.5 million, or 1.1%, higher than total assets of $1.99 billion as of December 31, 2019. Within total assets, compared to December 31, 2019, loans HFI increased by $8.4 million, securities AFS increased by $66.4 million, and interest-bearing deposits in other banks decreased by $58.8 million. For liabilities, compared to December 31, 2019, deposits increased by $6.7 million. We had no borrowings as of March 31, 2020 or December 31, 2019. As of March 31, 2020, the loans HFI to deposits ratio was 83.77% and the noninterest-bearing deposits to total deposits ratio was 35.15%. Stockholders' equity increased $12.3 million in the first quarter of 2020 to $264.2 million as of March 31, 2020.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of March 31, 2020, our securities portfolio was 20.2% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Securities AFS were $401.9 million as of March 31, 2020, an increase of $66.4 million, or 19.8%, from $335.6 million as of December 31, 2019. Investment activity for the three months ended March 31, 2020, included $108.8 million of securities purchased, partially offset by $31.2 million in sales and $18.4 million in maturities, prepayments, and calls. The fair value of the securities AFS portfolio increased $7.4 million for the three months ended March 31, 2020.
Equity securities were $4.0 and $3.9 million as of March 31, 2020 and December 31, 2019, respectively. There were no purchases or sales of equity securities for the three months ended March 31, 2020.
In the first quarter of 2020, we sold $31.2 million of securities, consisting of a mix across various sectors, that had short-term remaining maturities. These transactions included lower yielding securities, along with a strategic group of higher yielding municipal securities which also had short average lives. We were able to obtain a significant gain on these transactions, and a large portion of the proceeds from the sales were used to purchase slightly longer securities at higher yields, while the remainder of the proceeds were placed in short-term liquid assets. These restructuring transactions reduced the amount of securities repricing in the short-term, and including the gains, are expected to partially mitigate our exposure to tighter margins and a lower rate environment for the remainder of the year.
In the first quarter of 2020, in response to the Federal Reserve decreasing interest rates by 150 bps, we reallocated $52.3 million from federal funds to securities yielding 1.83%, which is lower than our overall portfolio yield for the three months ended March 31, 2020. Although this reallocation will have a slightly negative effect on the securities portfolio yield, we improved future interest income by moving this money out of federal funds that were currently earning 0.10%.
The securities portfolio tax-equivalent yield was 2.21% for the three months ended March 31, 2020, compared to 2.29% for the three months ended March 31, 2019. The decrease in yield for the three months ended March 31, 2020, compared to the same period for 2019, was primarily due to increased prepayment speeds on our amortizing securities during the first quarter of 2020, which resulted in higher amortization expense and lower yield for these securities.
The carrying values of our securities classified as AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in stockholders’ equity. Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of March 31, 2020, the net unrealized gain of the securities AFS portfolio was $7.3 million, as compared to a net unrealized loss of $30,000 as of December 31, 2019.
The fair value of our equity securities was $4.0 million as of March 31, 2020, with a recognized gain of $63,000 for the three months ended March 31, 2020, compared to a fair value of $3.9 million as of December 31, 2019, with a recognized gain of $115,000 for the year ended December 31, 2019.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2020, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$297,445	$6,262	$(22)	$303,685
Municipal bonds	90,726	1,060	(125)	91,661
U.S. agency securities	6,446	152	—	6,598
Total Securities AFS	$394,617	$7,474	$(147)	$401,944

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573
The following table shows the fair value of securities AFS which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity as of March 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$1,888	1.83%	$11,162	1.80%	$26,521	1.68%	$264,114	1.23%	$303,685	1.29%
Municipal bonds	1,752	3.17%	10,648	1.93%	29,114	2.74%	50,147	3.18%	91,661	2.89%
U.S. agency securities	—	—%	1,630	2.43%	3,956	2.53%	1,012	2.14%	6,598	2.44%
Total Securities AFS	$3,640	2.47%	$23,440	1.90%	$59,591	2.26%	$315,273	1.55%	$401,944	1.68%
(1)Tax equivalent projected book yield as of March 31, 2020.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of March 31, 2020, loans HFI were $1.45 billion, an increase of $8.4 million, or 0.6%, compared to $1.44 billion as of December 31, 2019. The first quarter increase was primarily due to new loan activity in our newer markets.

Loans HFI by category and loans HFS are summarized below as of the dates indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$538,077	37.2%	$531,990	37.0%
One-to-four family residential	421,041	29.1%	420,020	29.2%
Construction and development	142,835	9.9%	132,461	9.2%
Commercial and industrial	263,888	18.2%	267,940	18.6%
Tax-exempt	54,490	3.7%	56,494	3.9%
Consumer	27,031	1.9%	30,019	2.1%
Total loans HFI	$1,447,362	100.0%	$1,438,924	100.0%
Total loans HFS	$6,597		$5,089
Loans to borrowers in the health care industry were 8.9% of loans HFI as of March 31, 2020, compared to 9.3% as of December 31, 2019. This group predominantly includes loans to the nursing and residential care facilities sector that were 4.8% of loans HFI as of March 31, 2020, and 5.3% as of December 31, 2019, as well as loans to the ambulatory health care services sector that were 3.9% of loans HFI as of March 31, 2020 and December 31, 2019. Energy related credits were 2.1% of loans HFI as of March 31, 2020, compared to 2.2% as of December 31, 2019. Credits in hospitality industries were 3.2% of loans HFI as of March 31, 2020, compared to 3.3% as of December 31, 2019.
As of March 31, 2020, short-term loan modifications on $113.4 million of loans HFI were made to provide temporary relief to borrowers that have been adversely affected by the outbreak of COVID-19. In accordance with interagency regulatory guidance issued in March 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
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
NPAs totaled $6.1 million as of March 31, 2020, down $361,000, or 5.6%, from $6.5 million as of December 31, 2019, primarily due to the sale of foreclosed assets. The ratio of NPAs to total assets improved to 0.30% as of March 31, 2020, from 0.33% as of December 31, 2019.

Nonperforming loan and asset information is summarized below:

(dollars in thousands)	March 31, 2020	December 31, 2019
Nonperforming loans:
Nonaccrual loans	$5,234	$5,319
Accruing loans 90 or more days past due	1	—
Total nonperforming loans	5,235	5,319
Foreclosed assets:
Real estate	852	1,128
Other	17	18
Total foreclosed assets	869	1,146
Total NPAs	$6,104	$6,465

Troubled debt restructurings:(1)
Nonaccrual loans	$3,128	$3,185
Accruing loans 90 or more days past due	—	—
Performing loans	1,451	1,695
Total TDRs	$4,579	$4,880

Nonperforming loans to loans HFI(1)	0.36%	0.37%
NPAs to total assets	0.30%	0.33%

(1)	Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
Nonaccrual loans are summarized below by category:

(in thousands)	March 31, 2020	December 31, 2019
Real estate:
Commercial real estate	$1,262	$1,278
One-to-four family residential	594	607
Construction and development	—	38
Commercial and industrial	3,360	3,370
Tax-exempt	—	—
Consumer	18	26
Total nonaccrual loans	$5,234	$5,319
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
As of March 31, 2020, loans classified as pass were 97.4% of loans HFI and loans classified as special mention and substandard were 1.7% and 0.9%, respectively, of loans HFI. There were no loans as of March 31, 2020, classified as doubtful or loss. As of December 31, 2019, loans classified as pass were 97.1% of loans HFI and loans classified as special mention and substandard were 2.0% and 0.9%, respectively, of loans HFI. There were no loans as of December 31, 2019, classified as doubtful or loss.
Allowance for Loan Losses
The allowance for loan losses provides for known and inherent losses in the loan portfolio based upon management's best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic changes to loan losses.
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

When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable supportable forecasts. This model will replace the existing incurred loss model. As an SEC registrant with smaller reporting company filing status, CECL is effective for us on January 1, 2023. Refer to "Item 1. Financial Statements - Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements" in this report for more information on ASU No. 2016-13.
As of March 31, 2020, the allowance for loan losses was $14.4 million, or 0.99% of loans HFI. As of December 31, 2019, the allowance for loan losses totaled $13.9 million, or 0.97% of loans HFI. The increase of $456,000 was mainly due to the three-month provision for loan losses.
The provision for loan losses for the first quarter of 2020 was $503,000, down $23,000, or 4.4%, from $526,000 for the first quarter of 2019.

The following table displays activity in the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Loans HFI	$1,447,362	$1,349,181
Average loans	$1,449,995	$1,344,523

Allowance for loan losses at beginning of period	$13,937	$12,524
Provision for loan losses	503	526
Charge-offs:
Real estate:
Construction and development	(14)	—
Commercial and industrial	(2)	—
Consumer	(77)	(81)
Total charge-offs	(93)	(81)
Recoveries:
Real estate:
One-to-four family residential	3	1
Construction and development	—	77
Commercial and industrial	5	1
Consumer	38	53
Total recoveries	46	132
Net (charge-offs)/recoveries	(47)	51
Allowance for loan losses at end of period	$14,393	$13,101

Allowance for loan losses to loans HFI	0.99%	0.97%
Net charge-offs to average loans	0.00%	0.00%
We believe the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for loan losses are subject to ongoing evaluations of the factors and loan portfolio risks described above, including economic pressures related to COVID-19. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate and material additional provisions for loan losses could be required.
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
Total deposits increased $6.7 million, or 0.4%, to $1.73 billion as of March 31, 2020, from $1.72 billion as of December 31, 2019. Noninterest-bearing deposits increased by $22.4 million, or 3.8%, to $607.3 million due to normal fluctuations in customer account balances and adding new accounts. Noninterest-bearing deposits as a percentage of total deposits were 35.15% as of March 31, 2020, compared to 33.98% as of December 31, 2019. Interest-bearing deposits decreased by $15.7 million, or 1.4%, to $1.12 billion with the largest decrease in NOW accounts. The NOW account decrease was a result of normal seasonal drawdowns as public entity customers distributed their year-end funds to other organizations.

The following table presents our deposits by account type as of the dates indicated:

	March 31, 2020		December 31, 2019		Change from December 31, 2019 to March 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$607,322	35.2%	$584,915	34.0%	$22,407	3.8%
Interest-bearing deposits:
NOW accounts	308,646	17.9%	331,374	19.2%	(22,728)	(6.9)%
Money market accounts	365,220	21.1%	367,689	21.4%	(2,469)	(0.7)%
Savings accounts	112,099	6.5%	103,984	6.0%	8,115	7.8%
Time deposits < $100,000	108,911	6.3%	110,636	6.4%	(1,725)	(1.6)%
Time deposits $100,000 to $250,000	131,785	7.6%	131,957	7.7%	(172)	(0.1)%
Time deposits > $250,000	93,799	5.4%	90,565	5.3%	3,234	3.6%
Total interest-bearing deposits	$1,120,460	64.8%	$1,136,205	66.0%	$(15,745)	(1.4)%
Total deposits	$1,727,782	100.0%	$1,721,120	100.0%	$6,662	0.4%
The following table presents deposits by customer type as of the dates indicated:

	March 31, 2020		December 31, 2019		Change from December 31, 2019 to March 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$912,144	52.8%	$895,342	52.0%	$16,802	1.9%
Commercial	665,857	38.5%	656,814	38.2%	9,043	1.4%
Public	149,781	8.7%	168,964	9.8%	(19,183)	(11.4)%
Total deposits	$1,727,782	100.0%	$1,721,120	100.0%	$6,662	0.4%
The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	March 31, 2020
Three months or less	$35,472
Over three months through six months	43,130
Over six months through 12 months	70,983
Over 12 months through three years	53,126
Over three years	22,873
Total	$225,584
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of March 31, 2020, was $264.2 million, compared to $251.9 million as of December 31, 2019, an increase of $12.3 million, or 4.9%. The $12.3 million increase in stockholders’ equity during the first quarter of 2020 was attributable to $6.7 million of net income and a $5.8 million, net of tax, market adjustment to accumulated other comprehensive income related to securities AFS, partially offset by $439,000 in cash dividends. We paid our first quarterly cash dividend of $0.06 per share on March 26, 2020.
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and will be available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of March 31, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework that became effective January 1, 2020.

LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2020, and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios.
Our most liquid assets are cash and short-term investments that include both interest-earning demand deposits and securities AFS. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances have been utilized on occasion to meet funding obligations, although we do not generally rely on these external funding sources.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks, federal funds sold, the Federal Reserve, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average total loans increased $61.3 million, or 4.4%, for the three months ended March 31, 2020, as compared to average total loans for the twelve months ended December 31, 2019. Our average deposits increased $69.1 million, or 4.2%, for the three months ended March 31, 2020, as compared to the average deposits for the twelve months ended December 31, 2019.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of March 31, 2020, securities AFS totaled $401.9 million compared to $335.6 million as of December 31, 2019. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of March 31, 2020, securities with a carrying value of $105.3 million, or 26.2% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $89.8 million, or 26.8% of the securities AFS portfolio, similarly pledged as of December 31, 2019. This increase in collateral of $15.5 million, or 17.3%, was primarily due to an increase in several large public entity deposit accounts that occurred at the beginning of the first quarter. Public entity account balances generally fluctuate throughout the first quarter.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of March 31, 2020 and December 31, 2019. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of March 31, 2020 and December 31, 2019, our net borrowing capacity from the FHLB was $606.3 million and $538.1 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of March 31, 2020 and December 31, 2019, we had total borrowing capacity of $707.3 and $639.1 million, respectively, through these combined funding sources. We had no outstanding balances from any of these funding sources as of March 31, 2020 or December 31, 2019.
In mid-April 2020 we anticipated the funding needs for our PPP loans for small businesses to be approximately $200.0 million. In order to fund this program, we borrowed $50.0 million from the FHLB for 90 days at a rate of 0.35% under our existing line of credit, as well as utilized other available funding sources. For more information on the FHLB advance, see "Item 1. Financial Statements - Note 8. Subsequent Events - Other Borrowed Funds."
As of March 31, 2020, we had cash and cash equivalents of $80.5 million compared to $133.3 million as of December 31, 2019. The decrease of $52.8 million, or 39.6%, was primarily due to a reduction in federal funds sold, as we reallocated these funds to a higher interest-earning asset in response to the Federal Reserve decreasing interest rates by 150 bps in March of 2020.
Commitments to Extend Credit
In the normal course of business, we enter into certain financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk, and liquidity risk. Some instruments may not be reflected in the accompanying consolidated financial statements until they are funded, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans.

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
As of March 31, 2020, we had $270.5 million in outstanding commitments to extend credit and $10.1 million in commitments associated with outstanding standby letters of credit. As of December 31, 2019, we had $257.0 million in outstanding commitments to extend credit and $11.1 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
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
Consistent with our interest rate risk management process, on a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Our nonparallel rate shock model involves analysis of interest income and expense under various changes in the shape of the yield curve.
Bank policy regarding interest rate risk simulations performed by our risk model currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 bp shift and 15.0% for a 200 bp shift. Bank policy regarding economic value at risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated fair value of equity for the subsequent one-year period should not decline by more than 20.0% for a 100 bp shift and 25.0% for a 200 bp shift.
The following table shows the impact of an instantaneous and parallel change in rates, at the levels indicated, and summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated.

	As of March 31, 2020		As of December 31, 2019
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	20.5%	23.5%	20.2%	8.3%
+200	14.8%	21.0%	13.9%	7.0%
+100	8.4%	11.3%	7.4%	4.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.3)%	(17.1)%	(8.0)%	(9.9)%
-200	(0.3)%	(19.3)%	(13.0)%	(22.3)%
The results above, as of March 31, 2020 and December 31, 2019, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into our risk model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.

The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of March 31, 2020, floating rate loans were 15.9% of the loans HFI and floating rate transaction deposits were 8.4% of interest-bearing transaction deposits.
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
Management and the board of directors review tangible book value per share and tangible common equity to tangible assets as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that are discussed in this report may differ from that of other companies reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this report when comparing such non-GAAP financial measures.
Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure commonly used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period. Intangible assets have the effect of increasing total book value while not increasing tangible book value. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.
Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets. We calculate tangible common equity as total stockholders’ equity less intangible assets, and we calculate tangible assets as total assets less intangible assets. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2020, total intangible assets were $1.5 million, which is less than 1.0% of total assets.

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	March 31,	December 31,	March 31,
(dollars in thousands, except per share data)	2020	2019	2019
Tangible common equity
Total stockholders' equity	$264,175	$251,898	$202,184
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity	$262,629	$250,352	$200,638
Common shares outstanding	7,322,532	7,306,221	6,636,926
Book value per common share	$36.08	$34.48	$30.46
Tangible book value per common share	$35.87	$34.27	$30.23

Tangible assets
Total assets	$2,010,701	$1,988,225	$1,922,118
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets	$2,009,155	$1,986,679	$1,920,572
Total stockholder's equity to total assets	13.14%	12.67%	10.52%
Tangible common equity to tangible assets	13.07%	12.60%	10.45%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes or developments during the reporting period with respect to methodologies that we use when applying critical accounting policies and developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See "Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2020" and " – Recent Accounting Pronouncements."
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2020, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk.”
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we, including our subsidiaries, may be or become involved in various legal matters arising in the normal course of business. In the opinion of management, neither we, nor any of our subsidiaries, are involved in any legal proceeding the resolution of which is expected to have a material adverse effect on our consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us or our subsidiaries could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect our reputation or that of our subsidiaries, even if resolved favorably.
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K except for the risk factors listed below.
The COVID-19 pandemic is adversely affecting our business, financial condition, and results of operations, and the ultimate impact will depend on future developments which are uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, prompted decreases in interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse effect on us in a number of ways related to credit, collateral, interest rate risk, profitability, operations, liquidity, and capital as described in more detail below.

•
Credit and Collateral Risk. Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. These risks are particularly heightened as a result of the COVID-19 pandemic.

Concern about the spread of COVID-19 has caused, and may continue to cause, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability. All of these factors could cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures, and credit losses, particularly if the available collateral is insufficient to cover our exposure.
The future effects of COVID-19 on economic activity could also negatively affect collateral values associated with our existing loans and our ability to liquidate such collateral. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or may result in a delay in our taking certain remedial actions, such as foreclosure. All of these factors could cause the level of our nonperforming loans, charge-offs, and delinquencies to increase, potentially requiring significant additional provisions for credit losses.

•
Interest Rate and Profitability Risk. Our net interest income, lending activities, deposits, and profitability could be negatively affected by volatility in interest rates and other factors resulting from uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target federal funds rate to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. This decrease in interest rates is expected to cause a decrease in our net interest income and net income. Higher income volatility from changes in interest rates and spreads to benchmark indices could also cause a decrease in current fair market values of our assets. Fluctuations in interest rates may impact both the level of income and expense recorded on some of our assets and liabilities and the market value of applicable interest-earning assets and interest-bearing liabilities, which could, in turn, negatively affect our net income.
In addition to risks resulting from changes in the interest rates, our profitability may be negatively affected by other aspects of our response to the COVID-19 pandemic. We have reduced or eliminated several of our normal customer service fees, which may decrease our noninterest income, and in turn, our net income. We also expect to experience lower than normal demand for our non-PPP loans because our loan officers have been allocating significant amounts of their time to implementing and funding loan applications under the PPP. The PPP loans may not be profitable for us because those loans have low interest rates and our related fees may be offset by increases in our provision for loan losses and our cost for implementing the program.

•
Operational Risk. Our social-distancing measures and current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and banking center activity that largely depend on people and technology, including access to information technology systems, as well as information, applications, payment systems, and other services provided by third parties. In response to COVID-19, we have modified our business practices with social-distancing measures that include, among other precautions, offering lobby access through appointments, spreading out employees, and facilitating certain employees to work remotely from their homes. We have done this while simultaneously experiencing a significant increase in our employees’ workloads due to increased customer needs and social-distancing guidelines. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures and increased electronic interaction with our customers also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation, and liability, and could seriously disrupt our operations and the operations of any affected customers.

Moreover, we rely on many third parties in our business operations, including appraisers of the real property collateral; title companies; vendors that supply essential services such as loan servicers, providers of financial information, systems, analytical tools, and electronic payment and settlement systems; and local and federal government agencies, offices, and courthouses. In light of the developing measures in responding to the pandemic, many of these entities may limit the availability of and access to their services. For example, mortgage loan origination could be delayed due to the limited availability of title companies or title attorneys and real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain parishes, which slows the process for title work, mortgage, and Uniform Commercial Code filings in those parishes. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may materially and adversely affect our operations.

•
Liquidity Risk. Liquidity is essential to our business. Our most important source of funds is deposits, because we use those deposits to fund operations. During the COVID-19 pandemic, we may experience heightened liquidity risk. Customers may withdraw deposits to meet obligations during this time of business interruptions, or they may withdraw funds to keep cash on hand at home. Large depositors may withdraw funds in excess of FDIC deposit insurance limits as a result of economic concerns. During this challenging economic environment, our customers may also be more dependent on our credit commitments, and increased draws under currently unfunded lines of credit could increase our need for liquidity. In addition, we have offered payment deferral accommodations on many of the loans in our portfolio. The resulting delay in our receipt of regularly scheduled payments may reduce available funding. Also, our investment securities provide an alternative source of funds. We invest excess funds in mortgage-backed securities and municipal bonds, among other securities. If mortgage refinancing throughout the mortgage industry declines due to job losses, appraisal issues, or the availability of other third-party providers, cash flows from mortgage-backed securities could decline. The municipal bond sector could also be affected due to changes in tax revenues. Any of these events could reduce our normal levels of liquidity.

•
Capital Risk. Adequate levels of capital enhance our ability to withstand periods of financial stress such as during the ongoing COVID-19 pandemic. For this reason, we are subject to significant regulatory capital requirements, and we currently satisfy all of those requirements. However, the ultimate impact of the pandemic is unknown. Prolonged pressures could deplete our reserves, requiring us to raise additional capital to provide sufficient resources and liquidity to meet applicable regulatory requirements, as well as to satisfy our commitments and business needs.
Our ability to raise additional capital depends on a number of factors, including without limitation our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and uncertainty relating to all of these factors has been significantly enhanced by the COVID-19 pandemic. In recent weeks, the pandemic has substantially increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. The market price for securities of publicly traded financial institutions has fluctuated dramatically, as has the public trading price of our common stock. If we need to raise additional capital in the current market environment, there is no assurance we will be successful, or that we will be able to raise capital on terms acceptable to us or without significant dilution to our existing shareholders. If we fail to maintain capital sufficient to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences.
Because there have been no recent global pandemics of comparable global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our social-distancing accommodation arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis and the pandemic’s enhancement of the various risks described above could have a material adverse effect on our business, financial condition, and results of operations.
As a participating lender in the PPP, we are subject to additional risks of litigation from our customers or other parties and regulatory enforcement regarding our processing of PPP loans, as well as risks that the SBA may not fund some or all PPP loan guaranties.
The CARES Act included a significant loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP became available on April 3, 2020; however, because of the short time frame between the passing of the CARES Act and the opening of the PPP, there was and continues to be a significant amount of ambiguity in the laws, rules, and guidance regarding requirements for eligibility, underwriting, origination, funding, and terms for PPP loans. This ambiguity and the speed which was necessary to implement the program expose us to regulatory and legal risks relating to noncompliance with the PPP.
Since the opening of the PPP, numerous other banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. We may be exposed to similar litigation, from customers, non‑customers, and agents that approached us regarding PPP loans, and regarding our procedures for processing applications and funding PPP loans. Litigation can be costly, regardless of the outcome. If any such litigation is initiated against us, it may result in significant financial liability, significant litigation costs, or adversely affect our reputation.
PPP loans are also subject to regulatory requirements that require forbearance of loan payments for a specified time and limit our ability to pursue all available remedies in the event of a loan default. If a borrower under a PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to whom we would otherwise have extended credit.
We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan. Such deficiencies may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery from us of any loss related to the deficiency. In addition, we have credit risk related to how forgiveness of the loans is handled and how the forgiveness amounts are determined. Regarding forgiveness of the PPP loans, governmental agencies may change the rules or create new rules that could negatively impact us. Any of these legal, regulatory, and credit risks related to our participation in the PPP could have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
On May 7, 2019, we sold 663,320 new shares of our common stock at a public offering price of $45.00 per share in our IPO, including 90,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230798), which the SEC declared effective on May 2, 2019. FIG Partners, LLC and Stephens Inc. acted as underwriters. The offering commenced on May 3, 2019, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our IPO as described in the our Prospectus filed with the SEC on May 3, 2019, pursuant to Rule 424(b)(4) under the Securities Act.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
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

RED RIVER BANCSHARES, INC.

Date: May 15, 2020	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)