Form 10-Q
period 2020-06-30
RED RIVER BANCSHARES INC
filed 2020-08-10
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, the registrant had 7,328,157 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” the “bank,” and the “Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community Bank Leverage Ratio
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
IPO	Initial public offering
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OTTI	Other-than-temporary impairment
PPP	Paycheck Protection Program
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our local market areas;

•	the impact of COVID-19 on our business, the communities where we have our banking centers, the state of Louisiana, and the United States, related to the economy and overall financial stability;

•	government and regulatory responses to the COVID-19 pandemic;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	(Unaudited) June 30, 2020	(Audited) December 31, 2019
ASSETS
Cash and due from banks	$31,097	$25,937
Interest-bearing deposits in other banks	210,254	107,355
Total Cash and Cash Equivalents	241,351	133,292
Securities available-for-sale	413,246	335,573
Equity securities	4,032	3,936
Nonmarketable equity securities	3,441	1,350
Loans held for sale	14,578	5,089
Loans held for investment	1,615,298	1,438,924
Allowance for loan losses	(14,882)	(13,937)
Premises and equipment, net	41,465	41,744
Accrued interest receivable	6,492	5,251
Bank-owned life insurance	22,131	21,845
Intangible assets	1,546	1,546
Right-of-use assets	4,355	4,553
Other assets	8,813	9,059
Total Assets	$2,361,866	$1,988,225
LIABILITIES
Noninterest-bearing deposits	$858,397	$584,915
Interest-bearing deposits	1,210,925	1,136,205
Total Deposits	2,069,322	1,721,120
Accrued interest payable	1,994	2,222
Lease liabilities	4,419	4,603
Accrued expenses and other liabilities	15,014	8,382
Total Liabilities	2,090,749	1,736,327
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,322,532 and 7,306,221 shares	68,177	68,082
Additional paid-in capital	1,429	1,269
Retained earnings	195,291	182,571
Accumulated other comprehensive income (loss)	6,220	(24)
Total Stockholders' Equity	271,117	251,898
Total Liabilities and Stockholders' Equity	$2,361,866	$1,988,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$17,076	$15,945	$33,542	$31,448
Interest on securities	1,876	1,784	3,667	3,547
Interest on federal funds sold	37	212	150	425
Interest on deposits in other banks	32	306	238	722
Dividends on stock	2	9	6	19
Total Interest and Dividend Income	19,023	18,256	37,603	36,161
INTEREST EXPENSE
Interest on deposits	2,051	2,449	4,543	4,746
Interest on other borrowed funds	16	—	16	—
Interest on junior subordinated debentures	—	156	—	312
Total Interest Expense	2,067	2,605	4,559	5,058
Net Interest Income	16,956	15,651	33,044	31,103
Provision for loan losses	1,525	529	2,028	1,055
Net Interest Income After Provision for Loan Losses	15,431	15,122	31,016	30,048
NONINTEREST INCOME
Service charges on deposit accounts	718	1,083	1,946	2,109
Debit card income, net	896	785	1,651	1,481
Mortgage loan income	1,947	657	2,835	1,171
Brokerage income	395	626	1,139	991
Loan and deposit income	627	382	927	727
Bank-owned life insurance income	144	137	287	270
Gain (Loss) on equity securities	33	56	96	104
Gain (Loss) on sale of securities	840	—	1,223	—
SBIC income	190	376	368	496
Other income (loss)	33	(3)	82	46
Total Noninterest Income	5,823	4,099	10,554	7,395
OPERATING EXPENSES
Personnel expenses	7,646	7,005	14,995	13,645
Occupancy and equipment expenses	1,235	1,334	2,419	2,509
Technology expenses	615	558	1,202	1,101
Advertising	215	396	476	605
Other business development expenses	256	277	551	560
Data processing expense	471	483	921	942
Other taxes	438	455	875	808
Loan and deposit expenses	273	392	519	615
Legal and professional expenses	605	383	1,100	702
Regulatory assessment expenses	139	133	164	275
Other operating expenses	976	988	1,597	1,800
Total Operating Expenses	12,869	12,404	24,819	23,562
Income Before Income Tax Expense	8,385	6,817	16,751	13,881
Income tax expense	1,531	1,279	3,152	2,647
Net Income	$6,854	$5,538	$13,599	$11,234
EARNINGS PER SHARE
Basic	$0.94	$0.79	$1.86	$1.64
Diluted	$0.93	$0.78	$1.85	$1.63

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,854	$5,538	$13,599	$11,234
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	1,386	4,213	9,126	9,131
Tax effect	(291)	(885)	(1,916)	(1,918)
(Gain) loss on sale of securities included in net income	(840)	—	(1,223)	—
Tax effect	177	—	257	—
Total change in other comprehensive income (loss)	432	3,328	6,244	7,213
Comprehensive Income	$7,286	$8,866	$19,843	$18,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	6,627,358	$41,094	$1,042	$159,073	$(7,506)	$193,703
Net income	—	—	—	5,696	—	5,696
Stock incentive plan	—	—	49	—	—	49
Issuance of shares of common stock through exercise of stock options	7,200	80	—	—	—	80
Issuance of shares of common stock as board compensation	2,368	97	—	—	—	97
Cash dividend - $0.20 per share	—	—	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	—	—	3,885	3,885
Balance as of March 31, 2019	6,636,926	$41,271	$1,091	$163,443	$(3,621)	$202,184
Net income	—	—	—	5,538	—	5,538
Stock incentive plan	—	—	50	—	—	50
Issuance of shares of common stock through IPO	663,320	26,812	—	—	—	26,812
Board compensation adjustment	—	(1)	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	—	3,328	3,328
Balance as of June 30, 2019	7,300,246	$68,082	$1,141	$168,981	$(293)	$237,911

Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
Net income	—	—	—	6,745	—	6,745
Stock incentive plan	—	—	64	—	—	64
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Cash dividend - $0.06 per share	—	—	—	(439)	—	(439)
Other comprehensive income (loss)	—	—	—	—	5,812	5,812
Balance as of March 31, 2020	7,322,532	$68,177	$1,333	$188,877	$5,788	$264,175
Net income	—	—	—	6,854	—	6,854
Stock incentive plan	—	—	96	—	—	96
Cash dividend - $0.06 per share	—	—	—	(440)	—	(440)
Other comprehensive income (loss)	—	—	—	—	432	432
Balance as of June 30, 2020	7,322,532	$68,177	$1,429	$195,291	$6,220	$271,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,599	$11,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	900	847
Amortization	260	151
Share-based compensation earned	160	99
Share-based board compensation earned	35	52
(Gain) Loss on other assets owned	9	11
Net (accretion) amortization on securities AFS	1,293	566
Gain on sale of securities AFS	(1,223)	—
Provision for loan losses	2,028	1,055
Deferred income tax (benefit) expense	(292)	(263)
Net (increase) decrease in loans HFS	(9,489)	(3,125)
Net (increase) decrease in accrued interest receivable	(1,241)	(557)
Net (increase) decrease in BOLI	(286)	(269)
Net increase (decrease) in accrued interest payable	(228)	241
Net increase (decrease) in accrued income taxes payable	3,108	(431)
Other operating activities, net	1,819	(272)
Net cash provided by (used in) operating activities	10,452	9,339
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	86,925	—
Maturities, prepayments, and calls	42,076	33,255
Purchases	(198,841)	(34,893)
Purchase of nonmarketable equity securities	(2,091)	(43)
Net (increase) decrease in loans HFI	(177,480)	(65,495)
Proceeds from sales of foreclosed assets	302	333
Purchases of premises and equipment	(615)	(1,174)
Net cash provided by (used in) investing activities	(249,724)	(68,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	348,202	(10,993)
Proceeds from other borrowed funds	50,000	—
Repayments of other borrowed funds	(50,000)	—
Redemption of junior subordinated debentures	—	(6,186)
Proceeds from exercise of stock options	8	80
Proceeds from initial public offering, net	—	26,812
Cash dividends	(879)	(1,326)
Net cash provided by (used in) financing activities	347,331	8,387
Net change in cash and cash equivalents	108,059	(50,291)
Cash and cash equivalents - beginning of period	133,292	151,906
Cash and cash equivalents - end of period	$241,351	$101,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$4,788	$4,817
Income taxes	$317	$3,323
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	$—	$4,954
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$23	$792

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
Accounting Standards Adopted in 2020
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. This standard was effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. ASU 2018-13 was adopted as of January 1, 2020, and did not have a material impact on the Company's financial statements.
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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses. In addition, the update amends the accounting for credit losses on AFS securities. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for the Company beginning January 1, 2023. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross-functional working group and is currently working through an implementation plan. The implementation plan includes an assessment of data, model development and documentation, documentation of processes, and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13.

2.	Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. The Company did not have any HTM securities as of June 30, 2020. Investment activity for the six months ended June 30, 2020, included $198.8 million of securities purchased, partially offset by $86.9 million in sales and $42.1 million in maturities, prepayments, and calls. The net unrealized gain of the securities AFS portfolio increased $7.9 million for the six months ended June 30, 2020. The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$251,298	$4,439	$(106)	$255,631
Municipal bonds	147,630	3,422	(68)	150,984
U.S. agency securities	6,445	186	—	6,631
Total Securities AFS	$405,373	$8,047	$(174)	$413,246

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

The amortized costs and estimated fair value of debt securities as of June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$585	$596
After one year but within five years	37,058	37,779
After five years but within ten years	49,938	51,395
After ten years	317,792	323,476
Total	$405,373	$413,246

Information pertaining to securities with gross unrealized losses as of June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2020
Securities AFS:
Mortgage-backed securities	$(106)	$35,432	$—	$—
Municipal bonds	(67)	5,987	(1)	269
U.S. agency securities	—	—	—	—
Total Securities AFS	$(173)	$41,419	$(1)	$269

December 31, 2019
Securities AFS:
Mortgage-backed securities	$(474)	$109,416	$(726)	$70,425
Municipal bonds	(172)	18,735	(107)	9,323
U.S. agency securities	(4)	1,020	—	—
Total Securities AFS	$(650)	$129,171	$(833)	$79,748

As of June 30, 2020, the number of investment securities in an unrealized loss position totaled 19. The aggregate unrealized loss of these securities as of June 30, 2020, was 0.04% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on review of available information, including recent changes in interest rates and credit rating information, management believes the declines in fair value of these securities are temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the six months ended June 30, 2020, or the year ended December 31, 2019.
The proceeds from sales of securities AFS and their gross gain (loss) for the three and six months ended June 30, 2020 and 2019, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Proceeds (1)	$55,765	$—	$86,925	$—
Gross gain	$861	$—	$1,316	$—
Gross loss	$(21)	$—	$(93)	$—

(1)	The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $110.6 million and $89.8 million were pledged to secure public entity deposits as of June 30, 2020 and December 31, 2019, respectively.

3.	Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	June 30, 2020	December 31, 2019
Real estate:
Commercial real estate	$536,166	$531,990
One-to-four family residential	420,545	420,020
Construction and development	140,907	132,461
Commercial and industrial	244,587	267,940
SBA PPP, net of deferred income	192,655	—
Tax-exempt	56,065	56,494
Consumer	24,373	30,019
Total loans HFI	$1,615,298	$1,438,924
Total loans HFS	$14,578	$5,089

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the six months ended June 30, 2020:

(in thousands)	Beginning Balance December 31, 2019	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance June 30, 2020
Real estate:
Commercial real estate	$3,454	$671	$—	$—	$4,125
One-to-four family residential	3,323	487	—	5	3,815
Construction and development	1,211	221	(14)	—	1,418
Commercial and industrial	5,175	110	(1,058)	50	4,277
SBA PPP, net of deferred income	—	443	—	—	443
Tax-exempt	334	68	—	—	402
Consumer	440	28	(146)	80	402
Total allowance for loan losses	$13,937	$2,028	$(1,218)	$135	$14,882
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2019:

(in thousands)	Beginning Balance December 31, 2018	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance December 31, 2019
Real estate:
Commercial real estate	$3,081	$373	$—	$—	$3,454
One-to-four family residential	3,146	216	(44)	5	3,323
Construction and development	951	172	—	88	1,211
Commercial and industrial	4,604	850	(864)	585	5,175
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	372	(38)	—	—	334
Consumer	370	237	(311)	144	440
Total allowance for loan losses	$12,524	$1,810	$(1,219)	$822	$13,937

The balance in the allowance for loan losses and the related recorded investment in loans by category as of June 30, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$239	$3,886	$—	$4,125
One-to-four family residential	43	3,772	—	3,815
Construction and development	—	1,418	—	1,418
Commercial and industrial	2,004	2,273	—	4,277
SBA PPP, net of deferred income	—	443	—	443
Tax-exempt	—	402	—	402
Consumer	155	247	—	402
Total allowance for loan losses	$2,441	$12,441	$—	$14,882

Loans:
Real estate:
Commercial real estate	$2,427	$533,739	$—	$536,166
One-to-four family residential	1,264	419,281	—	420,545
Construction and development	—	140,907	—	140,907
Commercial and industrial	6,929	237,658	—	244,587
SBA PPP, net of deferred income	—	192,655	—	192,655
Tax-exempt	—	56,065	—	56,065
Consumer	158	24,215	—	24,373
Total loans HFI	$10,778	$1,604,520	$—	$1,615,298

The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2019, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$260	$3,194	$—	$3,454
One-to-four family residential	31	3,292	—	3,323
Construction and development	10	1,201	—	1,211
Commercial and industrial	2,916	2,259	—	5,175
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	334	—	334
Consumer	71	369	—	440
Total allowance for loan losses	$3,288	$10,649	$—	$13,937

Loans:
Real estate:
Commercial real estate	$2,639	$529,351	$—	$531,990
One-to-four family residential	1,193	418,827	—	420,020
Construction and development	38	132,423	—	132,461
Commercial and industrial	8,797	259,143	—	267,940
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	56,494	—	56,494
Consumer	75	29,944	—	30,019
Total loans HFI	$12,742	$1,426,182	$—	$1,438,924

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of June 30, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$533,734	$1,184	$—	$1,248	$536,166
One-to-four family residential	419,808	124	—	613	420,545
Construction and development	140,907	—	—	—	140,907
Commercial and industrial	242,838	173	—	1,576	244,587
SBA PPP, net of deferred income	192,655	—	—	—	192,655
Tax-exempt	56,065	—	—	—	56,065
Consumer	24,326	42	—	5	24,373
Total loans HFI	$1,610,333	$1,523	$—	$3,442	$1,615,298

A summary of current, past due, and nonaccrual loans as of December 31, 2019, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$530,712	$—	$—	$1,278	$531,990
One-to-four family residential	419,229	184	—	607	420,020
Construction and development	132,423	—	—	38	132,461
Commercial and industrial	264,427	143	—	3,370	267,940
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	56,494	—	—	—	56,494
Consumer	29,973	20	—	26	30,019
Total loans HFI	$1,433,258	$347	$—	$5,319	$1,438,924

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of June 30, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,374	$1,346	$—	$1,406
One-to-four family residential	1,048	990	—	1,017
Construction and development	—	—	—	—
Commercial and industrial	1,732	1,412	—	1,437
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	1	2	—	2
Total with no related allowance	4,155	3,750	—	3,862
With allowance recorded:
Real estate:
Commercial real estate	1,268	1,081	239	1,092
One-to-four family residential	281	274	43	200
Construction and development	—	—	—	13
Commercial and industrial	5,530	5,517	2,004	6,715
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	157	156	155	97
Total with related allowance	7,236	7,028	2,441	8,117
Total impaired loans	$11,391	$10,778	$2,441	$11,979

Information pertaining to impaired loans as of December 31, 2019, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,560	$1,537	$—	$2,647
One-to-four family residential	1,040	984	—	1,194
Construction and development	—	—	—	76
Commercial and industrial	1,805	1,474	—	3,685
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	2	2	—	9
Total with no related allowance	4,407	3,997	—	7,611
With allowance recorded:
Real estate:
Commercial real estate	1,263	1,102	260	1,076
One-to-four family residential	216	209	31	339
Construction and development	51	38	10	89
Commercial and industrial	8,544	7,323	2,916	7,746
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	76	73	71	76
Total with related allowance	10,150	8,745	3,288	9,326
Total impaired loans	$14,557	$12,742	$3,288	$16,937

The interest income recognized on impaired loans for the three months ended June 30, 2020 and June 30, 2019, was $71,000 and $237,000, respectively. The interest income recognized on impaired loans for the six months ended June 30, 2020 and June 30, 2019, was $162,000 and $409,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of June 30, 2020 or December 31, 2019.
A summary of current, past due, and nonaccrual TDR loans as of June 30, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,176	$—	$—	$1,248	$2,424
One-to-four family residential	245	—	—	—	245
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	13	13
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	42	—	—	42
Total	$1,421	$42	$—	$1,261	$2,724
Number of TDR loans	8	1	—	4	13

A summary of current, past due, and nonaccrual TDR loans as of December 31, 2019, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,361	$—	$—	$1,278	$2,639
One-to-four family residential	252	—	—	—	252
Construction and development	—	—	—	38	38
Commercial and industrial	36	—	—	1,869	1,905
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	46	—	—	—	46
Total	$1,695	$—	$—	$3,185	$4,880
Number of TDR loans	12	—	—	6	18
A summary of loans modified as TDRs that occurred during the six months ended June 30, 2020 and June 30, 2019, is as follows:

	June 30, 2020			June 30, 2019
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	—	$—	$—	1	$166	$166
One-to-four family residential	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$166	$166

The TDR described above did not increase the allowance for loan losses as of June 30, 2019. Additionally, there were no defaults on loans during the six months ended June 30, 2020 or June 30, 2019, that had been modified as a TDR during the prior twelve months.
Through June 30, 2020, short-term loan modifications on $272.2 million of loans HFI were made to provide temporary relief to borrowers that have been adversely affected by the outbreak of COVID-19. In accordance with interagency regulatory guidance issued in March 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.

The following table summarizes loans by risk rating as of June 30, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$518,377	$15,654	$2,135	$—	$—	$536,166
One-to-four family residential	417,681	1,628	1,236	—	—	420,545
Construction and development	139,570	557	780	—	—	140,907
Commercial and industrial	228,745	8,530	7,312	—	—	244,587
SBA PPP, net of deferred income	192,655	—	—	—	—	192,655
Tax-exempt	56,065	—	—	—	—	56,065
Consumer	24,244	14	115	—	—	24,373
Total loans HFI	$1,577,337	$26,383	$11,578	$—	$—	$1,615,298
The following table summarizes loans by risk rating as of December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$515,926	$14,118	$1,946	$—	$—	$531,990
One-to-four family residential	416,884	2,021	1,115	—	—	420,020
Construction and development	131,185	565	711	—	—	132,461
Commercial and industrial	247,382	11,473	9,085	—	—	267,940
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	56,494	—	—	—	—	56,494
Consumer	29,876	5	138	—	—	30,019
Total loans HFI	$1,397,747	$28,182	$12,995	$—	$—	$1,438,924

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2020, unfunded loan commitments totaled approximately $299.6 million. As of December 31, 2019, unfunded loan commitments totaled approximately $257.0 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2020, commitments under standby letters of credit totaled approximately $10.0 million. As of December 31, 2019, commitments under standby letters of credit totaled approximately $11.1 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

4.	Deposits
Deposits were $2.07 billion and $1.72 billion for June 30, 2020 and December 31, 2019, respectively. This increase was a result of customers receiving funds from various government stimulus programs and depositing the proceeds from their PPP loans, as well as higher deposit account opening activity. Deposits are summarized below:

(in thousands)	June 30, 2020	December 31, 2019
Noninterest-bearing demand deposits	$858,397	$584,915
Interest-bearing deposits:
NOW accounts	316,217	331,374
Money market accounts	431,516	367,689
Savings accounts	129,799	103,984
Time deposits < $100,000	107,255	110,636
Time deposits $100,000 to $250,000	132,841	131,957
Time deposits > $250,000	93,297	90,565
Total interest-bearing deposits	1,210,925	1,136,205
Total deposits	$2,069,322	$1,721,120

5.	Other Borrowed Funds
The Company has established various lines of credit with the FHLB and other correspondent banks to provide additional sources of operating funds. On April 15, 2020, in order to fund PPP loans, the Company borrowed $50.0 million from the FHLB for 90 days at a rate of 0.35% under its existing line of credit. The Company's FHLB line of credit is collateralized by eligible Red River Bank loans. Due to having adequate liquidity, the $50.0 million was paid off on May 19, 2020.

6.	Leases
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
Operating lease expenses totaled $137,000 for each of the three months ended June 30, 2020 and 2019. For each of the six months ended June 30, 2020 and 2019, operating lease expenses were $275,000. Operating lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $260,000 and $250,000 for the six months ended June 30, 2020 and 2019, respectively.

The table below summarizes other information related to the Company's operating leases as of and for the six months ended June 30, 2020:

(dollars in thousands)	As of and for the Six Months Ended June 30, 2020
Weighted average remaining operating lease term	9.8 years
Weighted average operating lease discount rate	3.4%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of June 30, 2020, were as follows:

(in thousands)	Amount
6 months remaining in 2020	$260
2021	529
2022	537
2023	539
2024	539
Thereafter	2,815
Total lease payments	5,219
Less: Imputed interest	(800)
Present value of lease liabilities	$4,419

The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.

7.	Fair Value
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Loans HFS	$14,578	$—	$14,578	$—
Securities AFS:
Mortgage-backed securities	255,631	—	255,631	—
U.S. agency securities	6,631	—	6,631	—
Municipal bonds	150,984	—	150,984	—
Equity securities	4,032	4,032	—	—

December 31, 2019
Loans HFS	$5,089	$—	$5,089	$—
Securities AFS:
Mortgage-backed securities	235,671	—	235,671	—
U.S. agency securities	7,144	—	7,144	—
Municipal bonds	92,758	—	92,758	—
Equity securities	3,936	3,936	—	—

There were no transfers between Level 1, 2, or 3 during the six months ended June 30, 2020 and the year ended December 31, 2019.
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

The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

(in thousands)	June 30, 2020	December 31, 2019
Carrying value of impaired loans before allowance for loan losses	$334	$88
Specific allowance for loan losses	(177)	(15)
Fair value of impaired loans	$157	$73

There were no financial liabilities measured at fair value on a nonrecurring basis.
Nonfinancial Assets and Liabilities: Certain nonfinancial assets and nonfinancial liabilities are measured at fair value on a nonrecurring basis. These include certain foreclosed assets, which are remeasured and reported at fair value through a charge-off to allowance for loan losses upon initial recognition. Subsequent to their initial recognition, certain foreclosed assets are remeasured at fair value through a write-down included in other noninterest income. The fair value of foreclosed assets is estimated using Level 3 inputs based on customized discounting criteria less estimated selling costs.
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

(in thousands)	June 30, 2020	December 31, 2019
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$969
Charge-offs	—	(29)
Fair value of foreclosed assets	$—	$940

There were no foreclosed assets that were remeasured subsequent to initial recognition for June 30, 2020 or December 31, 2019.
There were no nonfinancial liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
June 30, 2020
Impaired loans	$8,337	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	22.65%
Foreclosed assets	$852	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2019
Impaired loans	$9,454	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	25.80%
Foreclosed assets	$1,128	Discounted appraisals	Collateral discounts and costs to sell	0% - 36%	2.60%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of June 30, 2020 and December 31, 2019, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Financial assets:
Cash and due from banks	$31,097	$31,097	$31,097	$—	$—
Interest-bearing deposits in other banks	210,254	210,254	210,254	—	—
Securities AFS	413,246	413,246	—	413,246	—
Equity securities	4,032	4,032	4,032	—	—
Nonmarketable equity securities	3,441	3,441	—	3,441	—
Loans HFS	14,578	14,578	—	14,578	—
Loans HFI, net of allowance	1,600,416	1,606,075	—	—	1,606,075
Accrued interest receivable	6,492	6,492	—	—	6,492
Financial liabilities:
Deposits	2,069,322	2,074,560	—	2,074,560	—
Accrued interest payable	1,994	1,994	—	1,994	—

December 31, 2019
Financial assets:
Cash and due from banks	$25,937	$25,937	$25,937	$—	$—
Interest-bearing deposits in other banks	107,355	107,355	107,355	—	—
Securities AFS	335,573	335,573	—	335,573	—
Equity securities	3,936	3,936	3,936	—	—
Nonmarketable equity securities	1,350	1,350	—	1,350	—
Loans HFS	5,089	5,089	—	5,089	—
Loans HFI, net of allowance	1,424,987	1,426,163	—	—	1,426,163
Accrued interest receivable	5,251	5,251	—	—	5,251
Financial liabilities:
Deposits	1,721,120	1,721,286	—	1,721,286	—
Accrued interest payable	2,222	2,222	—	2,222	—

8.	Regulatory Capital Requirements
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer ("CCB") was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.500%. It is management’s belief that, as of June 30, 2020, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of June 30, 2020 and December 31, 2019, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Risk-Based Capital	$253,074	16.58%	$122,144	8.00%	$160,314	10.50%
Tier I Risk-Based Capital	$238,192	15.60%	$91,608	6.00%	$129,778	8.50%
Common Equity Tier I Capital	$238,192	15.60%	$68,706	4.50%	$106,876	7.00%
Tier I Leverage Capital	$238,192	10.42%	$91,473	4.00%	$91,473	4.00%

December 31, 2019
Total Risk-Based Capital	$238,021	16.23%	$117,325	8.00%	$153,989	10.50%
Tier I Risk-Based Capital	$224,084	15.28%	$87,994	6.00%	$124,658	8.50%
Common Equity Tier I Capital	$224,084	15.28%	$65,995	4.50%	$102,660	7.00%
Tier I Leverage Capital	$224,084	11.47%	$78,114	4.00%	$78,114	4.00%

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
Capital amounts and ratios for Red River Bancshares, Inc. as of June 30, 2020 and December 31, 2019, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
June 30, 2020
Total Risk-Based Capital	$278,233	18.22%
Tier I Risk-Based Capital	$263,351	17.25%
Common Equity Tier I Capital	$263,351	17.25%
Tier I Leverage Capital	$263,351	11.52%

December 31, 2019
Total Risk-Based Capital	$264,313	18.02%
Tier I Risk-Based Capital	$250,376	17.07%
Common Equity Tier I Capital	$250,376	17.07%
Tier I Leverage Capital	$250,376	12.82%

Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and will be available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of June 30, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework that became effective January 1, 2020.

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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income - basic	$6,854	$5,538	$13,599	$11,234
Net income - diluted	$6,854	$5,538	$13,599	$11,234

Denominator:
Weighted average shares outstanding - basic	7,322,532	7,037,834	7,317,906	6,836,278
Plus: Effect of Director Stock Compensation Program	869	590	800	1,073
Plus: Effect of stock options and restricted stock	25,371	36,345	32,204	37,209
Weighted average shares outstanding - diluted	7,348,772	7,074,769	7,350,910	6,874,560

Earnings per common share:
Basic	$0.94	$0.79	$1.86	$1.64
Diluted	$0.93	$0.78	$1.85	$1.63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. and our wholly owned subsidiary, Red River Bank, from December 31, 2019 through June 30, 2020, and on our results of operations for the three and six months ended June 30, 2020 and June 30, 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
Our priority is to drive shareholder value through the establishment of a market-leading commercial banking franchise in Louisiana. We provide our services through relationship-oriented bankers who are committed to their customers and the communities in which we offer our products and services. Our strategy is to expand geographically through the establishment of de novo banking centers in new markets and, to a lesser extent, through the acquisition of financial institutions with customer-oriented, compatible philosophies and in desirable geographic areas.
SECOND QUARTER 2020 OVERVIEW
The second quarter of 2020 was dominated by the continuation of the COVID-19 pandemic, the implementation of the SBA PPP, the Louisiana government-mandated economic shutdowns, and the resulting economic challenges.
COVID-19 Update
The COVID-19 pandemic has been an unprecedented event for Louisiana, the United States, and the world. Due to the pandemic and executive orders by the governor of Louisiana, the residents, businesses, and non-profit organizations of Louisiana have been subject to the following limitations:

•
A Stay at Home Order was in effect from March 22, 2020 until May 15, 2020, during which time residents mainly sheltered at home, only essential services were allowed to be open, and gatherings were limited to ten or fewer people;

•
Phase One was in effect from May 15, 2020 to June 4, 2020, during which time residents were still urged to stay home as much as possible, and non-essential businesses and places of worship were allowed to open at 25% occupancy, with a few classes of businesses remaining closed; and

•
Phase Two began on June 4, 2020, and is scheduled to last until at least August 28, 2020, during which time non-essential businesses and places of worship are allowed to operate at 50% occupancy, with a few classes of businesses operating at 25% occupancy, and others remaining closed.

The government-mandated orders, the COVID-19 pandemic health crisis, and the resulting economic disruption are having a significant impact on our customers and communities. We recognize that community banks are an essential part of the local economy, and we have been determined to support our customers, while also protecting our employees. During the second quarter of 2020, our employees assisted customers with their pandemic-related banking services. With respect to our lending activities, we processed and funded PPP loans, offered deferrals on loan payments, and adjusted loan payment terms. With respect to our deposit services, we temporarily suspended or reduced various deposit fees and processed incoming government stimulus funds for our deposit customers. As an essential business and to support our customers during this crisis, Red River Bank provided full banking services during the Stay at Home Order, Phase One, and Phase Two, while allowing lobby access through appointments during the Stay Home Order and Phase One.
Our priority is taking care of our customers and employees; however, we realize that the pandemic and resulting economic impact will also have implications for Red River Bank. The prospect for a successful economic recovery is dependent on containing the outbreak, reopening businesses, and getting people back to work. The Louisiana economy is also affected by the recent decrease in oil prices. While it is not possible to know the full scope or extent of this economic crisis, or the potential financial impact to the Company, we are continuously monitoring our loan portfolio and asset quality metrics with an emphasis on early identification of potential problem areas. We hope these actions will enable us to take steps to minimize the potential adverse effects to the Company.
Second Quarter 2020 Financial Highlights

•
Net income for the second quarter of 2020 was $6.9 million, or $0.93 diluted EPS, an increase of $1.3 million, or 23.8%, compared to $5.5 million, or $0.78 diluted EPS, for the second quarter of 2019. Net income for the six months ended June 30, 2020, was $13.6 million, or $1.85 diluted EPS, an increase of $2.4 million, or 21.1%, compared to $11.2 million, or $1.63 diluted EPS, for the six months ended June 30, 2019.

•	For the second quarter of 2020, the quarterly return on assets was 1.20%, and the quarterly return on equity was 10.30%.

•
Red River Bank participated in the SBA PPP and originated $199.0 million of PPP loans at 1.0% interest during the second quarter of 2020. These loans resulted in $730,000 of origination fees recognized as income in the second quarter of 2020 and $6.3 million in deferred income as of June 30, 2020. As of June 30, 2020, PPP loans, net of deferred income, were $192.7 million.

•
Assets, loans HFI, and deposits increased significantly in the second quarter of 2020 as a result of the new PPP loans and higher deposit balances. Deposits increased due to customers receiving funds from various government stimulus programs and depositing the proceeds from their PPP loans, as well as higher deposit account opening activity. Assets were $2.36 billion as of June 30, 2020, a $351.2 million, or 17.5%, increase from March 31, 2020, and a $373.6 million, or 18.8%, increase from December 31, 2019.

•
The net interest margin was negatively impacted by the low interest rate environment throughout the entire second quarter of 2020. The net interest margin FTE for the second quarter of 2020 was 3.12%, compared to 3.41% for the prior quarter, and 3.51% for the second quarter of 2019.

•	Mortgage loan income for the second quarter of 2020 was a Company high of $1.9 million due to the low mortgage interest rate environment resulting in increased mortgage refinancing activity.

•	In the second quarter of 2020, we declared and paid a quarterly cash dividend of $0.06 per common share.

•
Our investment group began a conversion of our registered broker-dealer relationship to LPL Financial. This conversion is expected to support future growth as well as provide better technology and benefits to our customers and investment group.

•	We hired an experienced banker in anticipation of entering the Lafayette, Louisiana MSA during the third quarter of 2020.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated.

	As of		Change from December 31, 2019 to June 30, 2020
(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$2,361,866	$1,988,225	$373,641	18.8%
Securities available-for-sale	413,246	335,573	77,673	23.1%
Loans held for investment	1,615,298	1,438,924	176,374	12.3%
Total deposits	2,069,322	1,721,120	348,202	20.2%
Total stockholders’ equity	271,117	251,898	19,219	7.6%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except per share data)	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Net Income	$6,854	$6,745	$5,538	$13,599	$11,234

Per Common Share Data:
Earnings per share, basic	$0.94	$0.92	$0.79	$1.86	$1.64
Earnings per share, diluted	$0.93	$0.92	$0.78	$1.85	$1.63
Book value per share	$37.03	$36.08	$32.59	$37.03	$32.59
Tangible book value per share(1,2)	$36.81	$35.87	$32.38	$36.81	$32.38
Cash dividends per share	$0.06	$0.06	$—	$0.12	$0.20
Weighted average shares outstanding, basic	7,322,532	7,313,279	7,037,834	7,317,906	6,836,278
Weighted average shares outstanding, diluted	7,348,772	7,351,409	7,074,769	7,350,910	6,874,560

Summary Performance Ratios:
Return on average assets	1.20%	1.36%	1.18%	1.27%	1.21%
Return on average equity	10.30%	10.53%	9.92%	10.41%	10.74%
Net interest margin	3.07%	3.36%	3.46%	3.20%	3.47%
Net interest margin FTE(3)	3.12%	3.41%	3.51%	3.26%	3.52%
Efficiency ratio(4)	56.50%	57.40%	62.81%	56.93%	61.20%
Loans HFI to deposits ratio	78.06%	83.77%	85.23%	78.06%	85.23%
Noninterest-bearing deposits to deposits ratio	41.48%	35.15%	35.30%	41.48%	35.30%
Noninterest income to average assets	1.02%	0.95%	0.87%	0.99%	0.80%
Operating expense to average assets	2.26%	2.41%	2.65%	2.33%	2.54%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.18%	0.30%	0.70%	0.18%	0.70%
Nonperforming loans to loans HFI	0.21%	0.36%	0.87%	0.21%	0.87%
Allowance for loan losses to loans HFI	0.92%	0.99%	0.98%	0.92%	0.98%
Net charge-offs to average loans	0.06%	0.00%	0.00%	0.07%	0.00%

Capital Ratios:
Total stockholders’ equity to total assets	11.48%	13.14%	12.57%	11.48%	12.57%
Tangible common equity to tangible assets(1,5)	11.42%	13.07%	12.50%	11.42%	12.50%
Total risk-based capital to risk-weighted assets	18.22%	18.18%	17.90%	18.22%	17.90%
Tier 1 risk-based capital to risk-weighted assets	17.25%	17.21%	16.95%	17.25%	16.95%
Common equity Tier 1 capital to risk-weighted assets	17.25%	17.21%	16.60%	17.25%	16.60%
Tier 1 risk-based capital to average assets	11.52%	12.89%	12.83%	11.52%	12.83%

(1)
Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q. This measure has not been audited.

(2)
We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

(4)	Efficiency ratio represents operating expenses divided by the sum of net interest income and noninterest income.

(5)
We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization.

RESULTS OF OPERATIONS
Net income for the second quarter of 2020 was $6.9 million, or $0.93 diluted EPS, an increase of $1.3 million, or 23.8%, compared to $5.5 million, or $0.78 diluted EPS, in the second quarter of 2019. The increase in net income was due to a $1.7 million increase in noninterest income and a $1.3 million increase in net interest income, partially offset by a $996,000 increase in the provision for loan losses, a $465,000 increase in operating expenses, and a $252,000 increase in income tax expense. The return on assets for the second quarter of 2020 was 1.20%, compared to 1.18% for the second quarter of 2019. The return on equity was 10.30% for the second quarter of 2020 and 9.92% for the second quarter of 2019. Our efficiency ratio for the second quarter of 2020 was 56.50%, compared to 62.81% for the second quarter of 2019.
Net income for the six months ended June 30, 2020, was $13.6 million, or $1.85 diluted EPS, an increase of $2.4 million, or 21.1%, compared to $11.2 million, or $1.63 diluted EPS, for the six months ended June 30, 2019. The increase in net income is due to a $3.2 million increase in noninterest income and a $1.9 million increase in net interest income, partially offset by a $973,000 increase in the provision for loan losses, a $1.3 million increase in operating expenses, and a $505,000 increase in income tax expense. The return on assets for the six months ended June 30, 2020, was 1.27%, compared to 1.21% for the same period in the prior year. The return on equity was 10.41% for the six months ended June 30, 2020, and 10.74% for the six months ended June 30, 2019. Our efficiency ratio for the six months ended June 30, 2020, was 56.93%, compared to 61.20% for the six months ended June 30, 2019.
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
The interest rate environment changed significantly between the second quarter of 2019 and the second quarter of 2020. The average effective federal funds rate for the second quarter of 2019 was 2.40%. During 2019, the target federal funds rate remained consistent between January and July, decreased 75 bps in the second half of the year, and was 1.75% as of December 31, 2019. In March 2020, the target federal funds rate decreased 150 bps and was 0.25% as of June 30, 2020. The average effective federal funds rate for the second quarter of 2020 was 0.06%. The lower interest rate environment impacted yields on new, renewing, and floating rate loans, short-term liquid assets, and taxable securities. For the second quarter of 2020, net interest income and net interest margin FTE were impacted by the lower interest rate environment. For the third quarter of 2020, we expect the net interest margin FTE to be lower than the prior quarter.
Second Quarter of 2020
Net interest income for the second quarter of 2020 totaled $17.0 million, a $1.3 million, or 8.3%, increase from $15.7 million for the second quarter of 2019. Net interest income increased due to a $767,000 increase in interest and dividend income, combined with a $538,000 decrease in interest expense. Interest and dividend income increased due to $1.2 million of PPP loan income recorded during the second quarter of 2020, partially offset by the impact of the lower interest rate environment on variable rate earning assets. For the second quarter of 2020, average short-term liquid assets increased $111.5 million compared to the second quarter of 2019, while the interest income on these liquid assets decreased $449,000 for the same period due to the lower interest rate environment. The increase in average short-term liquid assets was due to an increase in deposits as our customers received funds from various government stimulus programs during the second quarter of 2020 and deposited the proceeds from their PPP loans, as well as higher deposit account opening activity. Interest expense decreased as a result of our decision to reduce interest rates on deposits in the second quarter of 2020, combined with paying off our junior subordinated debentures in mid-2019 and eliminating their interest expense.
Net interest margin FTE decreased 39 bps to 3.12% for the second quarter of 2020, compared to 3.51% for the second quarter of 2019, mainly due to the Federal Reserve lowering interest rates 225 bps since August 2019. The yield on loans decreased 39 bps to 4.21% for the second quarter of 2020, compared to the same period prior year due to the impact of the lower interest rate environment on new, renewed, and floating rate loans, and the impact of the lower rate PPP loans added during the second quarter of 2020. As of June 30, 2020, floating rate loans were 13.5% of loans HFI. Also for the same period, the yield on taxable securities decreased 30 bps to 1.83%, primarily due to the acceleration of prepayment speeds on mortgage-backed securities which increased their amortization expense. For the second quarter of 2020, compared to the second quarter of 2019, the yield on federal funds sold decreased 219 bps and the yield on interest-bearing balances due from banks decreased 220 bps due to the lower interest rate environment. The resulting yield on interest-earning assets was 3.45% for the second quarter of 2020, a decrease of 60 bps, compared to 4.05% for the second quarter of 2019. The cost of deposits was 0.41% for the second quarter of 2020, a decrease of 19 bps compared to 0.60% for the second quarter of 2019. The cost of deposits was lower for the second quarter of 2020 due to average noninterest-bearing deposits increasing $253.6 million, or 44.9%, combined with a 22 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,606,436	$17,076	4.21%	$1,372,020	$15,945	4.60%
Securities - taxable	266,139	1,217	1.83%	252,742	1,344	2.13%
Securities - tax-exempt	110,026	659	2.39%	73,863	440	2.38%
Federal funds sold	81,253	37	0.18%	35,390	212	2.37%
Interest-bearing balances due from banks	118,090	32	0.11%	52,477	306	2.31%
Nonmarketable equity securities	3,116	2	0.31%	1,333	4	1.30%
Investment in trusts	—	—	—%	324	5	5.99%
Total interest-earning assets	2,185,060	$19,023	3.45%	1,788,149	$18,256	4.05%
Allowance for loan losses	(14,494)			(13,299)
Noninterest earning assets	124,625			105,677
Total assets	$2,295,191			$1,880,527
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$838,802	$611	0.29%	$733,328	$995	0.54%
Time deposits	333,285	1,440	1.74%	332,474	1,454	1.75%
Total interest-bearing deposits	1,172,087	2,051	0.70%	1,065,802	2,449	0.92%
Junior subordinated debentures	—	—	—%	10,763	156	5.81%
Other borrowings	18,681	16	0.35%	—	—	—%
Total interest-bearing liabilities	1,190,768	$2,067	0.70%	1,076,565	$2,605	0.97%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	818,528			564,911
Accrued interest and other liabilities	18,155			15,158
Total noninterest-bearing liabilities	836,683			580,069
Stockholders’ equity	267,740			223,893
Total liabilities and stockholders’ equity	$2,295,191			$1,880,527
Net interest income		$16,956			$15,651
Net interest spread			2.75%			3.08%
Net interest margin			3.07%			3.46%
Net interest margin FTE(3)			3.12%			3.51%
Cost of deposits			0.41%			0.60%
Cost of funds			0.38%			0.58%

(1)	Includes average outstanding balances of loans HFS of $11.2 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
Red River Bank originated $199.0 million of PPP loans in the second quarter of 2020 at an interest rate of 1.0%. Under the terms of the PPP, we received loan origination fees from the SBA ranging from 1.0% to 5.0% of the initial principal amount of the loans. Our PPP origination fees were $7.0 million, or 3.52%, of originated PPP loans and are being recorded to interest income over the 24-month loan term. For the second quarter of 2020, PPP loan interest and fees totaled $1.2 million, resulting in a 2.99% yield.
Excluding PPP loan income, net interest income (non-GAAP) for the second quarter of 2020 was $15.8 million, which was $152,000, or 1.0%, higher than the second quarter of 2019. Also, with PPP loans excluded for the second quarter of 2020, the yield on non-PPP loans (non-GAAP) was 4.34%, and the net interest margin FTE (non-GAAP) was 3.13%. PPP loans had a 13 bp dilutive impact to the yield on loans and a one bp dilutive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,606,436	$17,076	4.21%	$1,372,020	$15,945	4.60%
Less: PPP loans, net
Average	154,400			—
Interest		423			—
Fees		730			—
Total PPP loans, net	154,400	1,153	2.99%	—	—	—%
Non-PPP loans (non-GAAP)(4)	$1,452,036	$15,923	4.34%	$1,372,020	$15,945	4.60%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.79%			3.08%
Net interest margin			3.08%			3.46%
Net interest margin FTE(3)			3.13%			3.51%

(1)	Includes average outstanding balances of loans HFS of $11.2 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

(4)	Non-GAAP financial measure. See also " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2020
Net interest income increased by $1.9 million, or 6.2%, to $33.0 million for the six months ended June 30, 2020, from $31.1 million for the six months ended June 30, 2019. Net interest income increased due to a $1.4 million increase in interest and dividend income, combined with a $499,000 decrease in interest expense. Interest and dividend income increased due to a $2.1 million increase in loan interest income, which included $1.2 million of PPP loan income, for the six months ended June 30, 2020, partially offset by the lower interest rate environment impact on variable rate assets. For the six months ended June 30, 2020, average short-term liquid assets increased $50.3 million compared to the six months ended June 30, 2019, while the interest income for these assets decreased $759,000 for the same period due to the lower interest rate environment. The increase in average short-term liquid assets was due to an increase in deposits as our customers received funds from various government stimulus programs during the second quarter of 2020 and deposited the proceeds from their PPP loans, as well as higher deposit account opening activity. Interest expense decreased as a result of our decision to reduce interest rates on deposits during the six months ended June 30, 2020, combined with paying off the junior subordinated debentures mid-2019 and eliminating their interest expense.
The net interest margin FTE decreased 26 bps to 3.26% for the six months ended June 30, 2020, from 3.52% for the six months ended June 30, 2019. The net interest margin for the six months ended June 30, 2020, was negatively impacted by the lower interest rate environment on new, renewed, and floating rate loans, short-term liquid assets, and taxable securities. The yield on loans decreased 26 bps to 4.35% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to the impact of the lower interest rate environment on new, renewed, and floating rate loans, and the impact of the lower rate PPP loans added during the second quarter of 2020. As of June 30, 2020, floating rate loans were 13.5% of loans HFI. Also, for the same period, the yield on taxable securities decreased 24 bps to 1.88%, primarily due to the acceleration of prepayment speeds on mortgage-backed securities which increased their amortization expense. For the six months ended June 30, 2020, compared to the six months ended June 30, 2019, the yield on federal funds sold decreased 192 bps and the yield on interest-bearing balances due from banks decreased 181 bps due to the lower interest rate environment. The resulting yield on interest-earning assets was 3.65% for the six months ended June 30, 2020, a 39 bp decrease, compared to 4.04% for the six months ended June 30, 2019. The cost of deposits was 0.49% for the six months ended June 30, 2020, a 10 bp decrease, compared to 0.59% for the six months ended June 30, 2019. The cost of deposits was lower during the six months ended June 30, 2020, due to average noninterest-bearing deposits increasing $145.9 million, or 26.1%, combined with a 10 bp decrease in the rate on interest-bearing deposits during the same period.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,528,216	$33,542	4.35%	$1,358,347	$31,448	4.61%
Securities - taxable	264,278	2,485	1.88%	257,010	2,723	2.12%
Securities - tax-exempt	98,458	1,182	2.40%	69,272	824	2.38%
Federal funds sold	57,642	150	0.51%	34,812	425	2.43%
Interest-bearing balances due from banks	88,923	238	0.53%	61,425	722	2.34%
Nonmarketable equity securities	2,233	6	0.54%	1,316	9	1.29%
Investment in trusts	—	—	—%	332	10	6.08%
Total interest-earning assets	2,039,750	$37,603	3.65%	1,782,514	$36,161	4.04%
Allowance for loan losses	(14,286)			(13,018)
Noninterest earning assets	119,935			103,623
Total assets	$2,145,399			$1,873,119
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$817,096	$1,597	0.39%	$743,416	$1,958	0.53%
Time deposits	334,457	2,946	1.77%	333,611	2,788	1.69%
Total interest-bearing deposits	1,151,553	4,543	0.79%	1,077,027	4,746	0.89%
Junior subordinated debentures	—	—	—%	11,050	312	5.69%
Other borrowings	9,381	16	0.35%	—	—	—%
Total interest-bearing liabilities	1,160,934	$4,559	0.79%	1,088,077	$5,058	0.94%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	704,449			558,593
Accrued interest and other liabilities	17,369			15,589
Total noninterest-bearing liabilities	721,818			574,182
Stockholders’ equity	262,647			210,860
Total liabilities and stockholders’ equity	$2,145,399			$1,873,119
Net interest income		$33,044			$31,103
Net interest spread			2.86%			3.10%
Net interest margin			3.20%			3.47%
Net interest margin FTE(3)			3.26%			3.52%
Cost of deposits			0.49%			0.59%
Cost of funds			0.45%			0.57%

(1)	Includes average outstanding balances of loans HFS of $7.7 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
Excluding PPP loan income, net interest income (non-GAAP) for the six months ended June 30, 2020 was $31.9 million, which was $788,000, or 2.5%, higher than the first six months of 2019. Also, with PPP loans excluded for the six months ended June 30, 2020, the yield on non-PPP loans (non-GAAP) was 4.42%, and the net interest margin FTE (non-GAAP) was 3.27%. PPP loans had a seven bp dilutive impact to the yield on loans and a one bp dilutive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,528,216	$33,542	4.35%	$1,358,347	$31,448	4.61%
Less: PPP loans, net
Average	77,200			—
Interest		423			—
Fees		730			—
Total PPP loans, net	77,200	1,153	2.99%	—	—	—%
Non-PPP loans (non-GAAP)(4)	$1,451,016	$32,389	4.42%	$1,358,347	$31,448	4.61%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.89%			3.10%
Net interest margin			3.21%			3.47%
Net interest margin FTE(3)			3.27%			3.52%

(1)	Includes average outstanding balances of loans HFS of $7.7 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Nonaccrual loans are included as loans carrying a zero yield.

(3)	Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

(4)	Non-GAAP financial measure. See also " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2020 vs 2019			June 30, 2020 vs 2019
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$843	$288	$1,131	$2,006	$88	$2,094
Securities - taxable	71	(198)	(127)	77	(315)	(238)
Securities - tax-exempt	215	4	219	347	11	358
Federal funds sold	275	(450)	(175)	278	(553)	(275)
Interest-bearing balances due from banks	382	(656)	(274)	323	(807)	(484)
Nonmarketable equity securities	6	(8)	(2)	6	(9)	(3)
Investment in trusts	(5)	—	(5)	(10)	—	(10)
Total interest-earning assets	$1,787	$(1,020)	$767	$3,027	$(1,585)	$1,442
Interest-bearing liabilities:
Interest-bearing transaction deposits	$145	$(529)	$(384)	$198	$(559)	$(361)
Time deposits	11	(25)	(14)	21	137	158
Total interest-bearing deposits	156	(554)	(398)	219	(422)	(203)
Junior subordinated debentures	(156)	—	(156)	(312)	—	(312)
Other borrowings	16	—	16	16	—	16
Total interest-bearing liabilities	$16	$(554)	$(538)	$(77)	$(422)	$(499)
Increase (decrease) in net interest income	$1,771	$(466)	$1,305	$3,104	$(1,163)	$1,941
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
The provision expense for the second quarter of 2020 was $1.5 million, an increase of $996,000, or 188.3%, from $529,000 for the second quarter of 2019. The provision for loan losses for the six months ended June 30, 2020, was $2.0 million, an increase of $973,000, or 92.2%, from $1.1 million for the six months ended June 30, 2019. The increase in provision expense for both the three and six month periods was mainly due to expected economic pressures relating to the COVID-19 pandemic.
Due to economic uncertainties related to the pandemic shutdowns and future risks associated with the continuing COVID-19 pandemic, we are closely monitoring asset quality and will adjust the provision for loan losses as needed in the third and fourth quarters of 2020.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card fees, fees related to the sale of mortgage loans, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $1.7 million to $5.8 million for the second quarter of 2020 compared to $4.1 million for the second quarter of 2019. The increase in noninterest income was mainly due to higher mortgage loan income, the gain on sale of securities, and higher loan and deposit income. These increases were partially offset by a decrease in service charges on deposit accounts, lower brokerage income, and lower SBIC income.
Noninterest income increased $3.2 million to $10.6 million for the six months ended June 30, 2020, compared to $7.4 million for the six months ended June 30, 2019. The increase in noninterest income was due to higher mortgage loan income, the gain on sale of securities, and higher loan and deposit income. These increases were partially offset by lower service charges on deposit accounts and SBIC income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$718	$1,083	$(365)	(33.7)%	$1,946	$2,109	$(163)	(7.7)%
Debit card income, net	896	785	111	14.1%	1,651	1,481	170	11.5%
Mortgage loan income	1,947	657	1,290	196.3%	2,835	1,171	1,664	142.1%
Brokerage income	395	626	(231)	(36.9)%	1,139	991	148	14.9%
Loan and deposit income	627	382	245	64.1%	927	727	200	27.5%
Bank-owned life insurance income	144	137	7	5.1%	287	270	17	6.3%
Gain (Loss) on equity securities	33	56	(23)	(41.1)%	96	104	(8)	7.7%
Gain (Loss) on sale of securities	840	—	840	100.0%	1,223	—	1,223	100.0%
SBIC Income	190	376	(186)	(49.5)%	368	496	(128)	(25.8)%
Other income (loss)	33	(3)	36	(1,200.0)%	82	46	36	78.3%
Total noninterest income	$5,823	$4,099	$1,724	42.1%	$10,554	$7,395	$3,159	42.7%
Mortgage loan income increased $1.3 million and $1.7 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019. The growth was attributed to higher mortgage lending activity due to lower mortgage interest rates in 2020.
The gain on the sale of securities was $840,000 for the second quarter of 2020 and $1.2 million for the six months ended June 30, 2020. The gain was a result of proactive portfolio restructuring transactions that occurred in the first and second quarters of 2020 in response to the lower interest rate environment. We obtained favorable pricing on the securities sold, which resulted in the gain.
Loan and deposit income increased $245,000 to $627,000 for the second quarter of 2020 compared to the same quarter in 2019, and increased $200,000 to $927,000 for the six months ended June 30, 2020, compared to the same period in 2019. The increase in both periods was due to $230,000 of nonrecurring commercial real estate loan fees in the second quarter of 2020.
Service charges on deposit accounts decreased $365,000 to $718,000 for the second quarter of 2020 compared to the second quarter of 2019, and decreased $163,000 to $1.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. These decreases were due to lower customer deposit transaction activity and reduced deposit fees. In order to assist our customers during the COVID-19 pandemic, we temporarily reduced our non-sufficient funds fee by 50% and suspended other deposit fees. These second quarter 2020 fee adjustments resulted in approximately $168,000 in lower deposit fees.
Brokerage income decreased $231,000 for the second quarter of 2020 compared to the second quarter of 2019. The decrease in the second quarter was primarily due to a reduction in normal brokerage activity and revenue resulting from the conversion work associated with our migration to a new Red River Bank investment group broker-dealer partner beginning in the second quarter.
SBIC income for the second quarter of 2020 decreased $186,000 to $190,000 compared to the second quarter of 2019, and decreased $128,000 to $368,000 for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in both periods was primarily due to a $214,000 dividend received from the SBIC in the second quarter of 2019, partially offset by an increase in distributions in 2020.

Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. Operating expenses increased $465,000 to $12.9 million for the second quarter of 2020 compared to $12.4 million for the second quarter of 2019. The increase in operating expenses was mainly due to higher personnel expenses and legal and professional expenses, partially offset by a decrease in advertising expenses.
Operating expenses increased $1.3 million to $24.8 million for the six months ended June 30, 2020, compared to $23.6 million for the six months ended June 30, 2019. The increase in operating expenses was primarily a result of higher personnel expenses and legal and professional expenses, partially offset by lower other operating expenses, lower advertising expenses, and lower regulatory assessment expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Operating expenses:
Personnel expenses	$7,646	$7,005	$641	9.2%	$14,995	$13,645	$1,350	9.9%
Non-staff expenses:
Occupancy and equipment expenses	1,235	1,334	(99)	(7.4)%	2,419	2,509	(90)	(3.6)%
Technology expenses	615	558	57	10.2%	1,202	1,101	101	9.2%
Advertising	215	396	(181)	(45.7)%	476	605	(129)	(21.3)%
Other business development expenses	256	277	(21)	(7.6)%	551	560	(9)	(1.6)%
Data processing expense	471	483	(12)	(2.5)%	921	942	(21)	(2.2)%
Other taxes	438	455	(17)	(3.7)%	875	808	67	8.3%
Loan and deposit expenses	273	392	(119)	(30.4)%	519	615	(96)	(15.6)%
Legal and professional expenses	605	383	222	58.0%	1,100	702	398	56.7%
Regulatory assessment expense	139	133	6	4.5%	164	275	(111)	(40.4)%
Other operating expenses	976	988	(12)	(1.2)%	1,597	1,800	(203)	(11.3)%
Total operating expenses	$12,869	$12,404	$465	3.7%	$24,819	$23,562	$1,257	5.3%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $641,000 to $7.6 million for the second quarter of 2020 compared to the same quarter prior year and increased $1.4 million to $15.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As of June 30, 2020 and 2019, we had 334 and 325 full-time equivalent employees, respectively. The increase in personnel was related to additional staff resulting from our expansion in the Northshore and Southwest markets, as well as an increase in staff to support operational growth. Also, revenue-based commission compensation increased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to higher mortgage commission related to higher mortgage loan income.
Legal and professional expenses increased $222,000 to $605,000 for the second quarter of 2020 compared to the same quarter prior year and increased $398,000 to $1.1 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase in both periods was a result of increased loan collection expenses, other legal expenses, and new expenses related to operating as a public company.
Advertising expense decreased $181,000 to $215,000 for the second quarter of 2020 compared to the second quarter of 2019 and decreased $129,000 to $476,000 for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in both periods was a result of a reduction of media campaigns and fewer marketing events in the second quarter of 2020 due to the pandemic.
Other operating expenses decreased by $203,000 to $1.6 million for the six months ended June 30, 2020, compared to the same period prior year. This decrease was primarily due to a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020.

Regulatory assessment expense decreased $111,000 to $164,000 for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the first quarter of 2020, while it would again have an assessment starting in the second quarter of 2020. Therefore, FDIC insurance assessment expense for the first six months of 2020 was $113,000, compared to $250,000 for the first six months of 2019.
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
Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, and life insurance policies, and the income tax effects associated with stock-based compensation. The CARES Act and Families First Coronavirus Response Act passed in March of 2020 did not have a material impact on our income tax expense or our effective tax rate for the first half of 2020.
For the quarters ended June 30, 2020 and 2019, income tax expense totaled $1.5 million and $1.3 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the quarters ended June 30, 2020 and 2019, were 18.3% and 18.8%, respectively.
For the six months ended June 30, 2020 and 2019, income tax expense totaled $3.2 million and $2.6 million, respectively. Our effective income tax rates for the six months ended June 30, 2020 and 2019, were 18.8% and 19.1%, respectively.
FINANCIAL CONDITION
General
As of June 30, 2020, total assets were $2.36 billion which was $373.6 million, or 18.8%, higher than total assets of $1.99 billion as of December 31, 2019. Within total assets, compared to December 31, 2019, loans HFI increased by $176.4 million, interest-bearing deposits in other banks increased by $102.9 million, and securities AFS increased by $77.7 million. For liabilities, compared to December 31, 2019, deposits increased by $348.2 million, or 20.2%. We had no borrowings as of June 30, 2020 or December 31, 2019. As of June 30, 2020, the loans HFI to deposits ratio was 78.06%, compared to 83.60% as of December 31, 2019, and the noninterest-bearing deposits to total deposits ratio was 41.48%, compared to 33.98% as of December 31, 2019. Stockholders' equity increased $19.2 million in the first half of 2020 to $271.1 million as of June 30, 2020.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of June 30, 2020, our securities portfolio was 17.7% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Securities AFS were $413.2 million as of June 30, 2020, an increase of $77.7 million, or 23.1%, from $335.6 million as of December 31, 2019. Investment activity for the six months ended June 30, 2020, included $198.8 million of securities purchased, partially offset by $86.9 million in sales and $42.1 million in maturities, prepayments, and calls. The net unrealized gain of the securities AFS portfolio increased $7.9 million for the six months ended June 30, 2020.
Equity securities were $4.0 and $3.9 million as of June 30, 2020 and December 31, 2019, respectively. There were no purchases or sales of equity securities for the six months ended June 30, 2020.
During the six months ended June 30, 2020, we sold $86.9 million of securities AFS, consisting of a mix across various sectors that had short-term remaining maturities and lower yields, along with a strategic group of higher yielding municipal securities which also had short average lives. We were able to obtain a gain of $1.2 million on these transactions due to timing and favorable pricing within the market, and we have reinvested the majority of the proceeds into higher yielding securities. These restructuring transactions reduced the amount of securities repricing in the short-term, lowered amortization expense, and including the gain, are expected to partially mitigate our exposure to tighter margins and a lower rate environment for the remainder of the year.

During the six months ended June 30, 2020, due to the low interest rate environment, we reallocated $92.5 million from federal funds sold yielding 0.51% for the six months ended June 30, 2020, to securities yielding 1.57%. Although this reallocation will have a slightly negative effect on the overall securities portfolio yield, we expect to improve future interest income by moving these funds from federal funds sold to a higher yielding investment.
The securities portfolio tax-equivalent yield was 2.20% for the six months ended June 30, 2020, compared to 2.31% for the six months ended June 30, 2019. The decrease in yield for the six months ended June 30, 2020, compared to the same period for 2019, was primarily due to increased prepayment speeds on our mortgage-backed securities caused by lower interest rates. This resulted in higher amortization expense and lower yields for these securities.
The carrying values of our securities classified as AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of June 30, 2020, the net unrealized gain of the securities AFS portfolio was $7.9 million, as compared to a net unrealized loss of $30,000 as of December 31, 2019.
Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $4.0 million as of June 30, 2020, with a recognized gain of $96,000 for the six months ended June 30, 2020, compared to a fair value of $3.9 million as of December 31, 2019, with a recognized gain of $115,000 for the year ended December 31, 2019.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2020, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$251,298	$4,439	$(106)	$255,631
Municipal bonds	147,630	3,422	(68)	150,984
U.S. agency securities	6,445	186	—	6,631
Total Securities AFS	$405,373	$8,047	$(174)	$413,246

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

The following table shows the fair value of securities AFS which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity as of June 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$—	—%	$6,365	1.76%	$22,031	1.94%	$227,235	1.95%	$255,631	1.94%
Municipal bonds	596	3.23%	29,777	1.85%	25,382	2.90%	95,229	3.11%	150,984	2.83%
U.S. agency securities	—	—%	1,637	2.44%	3,982	2.55%	1,012	0.73%	6,631	2.24%
Total Securities AFS	$596	3.23%	$37,779	1.86%	$51,395	2.46%	$323,476	2.29%	$413,246	2.27%
(1)Tax equivalent projected book yield as of June 30, 2020.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. Loans HFI as of June 30, 2020, were $1.62 billion, an increase of $176.4 million, or 12.3%, compared to $1.44 billion as of December 31, 2019. The increase in loans HFI was primarily due to the issuance of PPP loans in the second quarter of 2020.
In the second quarter of 2020, Red River Bank originated 1,384 PPP loans totaling $199.0 million. As of June 30, 2020, unamortized PPP origination fees were $6.3 million, resulting in $192.7 million of PPP loans, net of deferred income, or 11.9% of loans HFI. The average PPP loan size was $144,000.
As of June 30, 2020, loans HFI excluding $192.7 million of PPP loans (non-GAAP), net of deferred income, were $1.42 billion, a decrease of $16.3 million, or 1.1%, from December 31, 2019. The decrease in non-PPP loans was attributable to a decline in new loan growth resulting from the COVID-19 pandemic economic shutdowns. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$536,166	33.2%	$531,990	37.0%
One-to-four family residential	420,545	26.0%	420,020	29.2%
Construction and development	140,907	8.7%	132,461	9.2%
Commercial and industrial	244,587	15.2%	267,940	18.6%
SBA PPP, net of deferred income	192,655	11.9%	—	—%
Tax-exempt	56,065	3.5%	56,494	3.9%
Consumer	24,373	1.5%	30,019	2.1%
Total loans HFI	$1,615,298	100.0%	$1,438,924	100.0%
Total non-PPP loans HFI (non-GAAP)	$1,422,643		$1,438,924
Total loans HFS	$14,578		$5,089

The table below presents information on PPP loans originated by loan size:

	June 30, 2020
(dollars in thousands)	Number	Percent	Amount	Percent	Total Fee (24 months)
$150 or less	1,118	80.8%	$48,576	24.4%	$2,429
Greater than $150 to $350	136	9.8%	31,795	16.0%	1,590
Greater than $350 to less than $2,000	120	8.7%	90,438	45.4%	2,713
$2,000 to less than $4,000	10	0.7%	28,238	14.2%	282
$4,000 to $10,000	—	—%	—	—%	—
Total PPP loans originated	1,384	100.0%	$199,047	100.0%	$7,014
Loan Payment Deferments
In the first quarter of 2020, we began granting 90-day loan payment deferments for requesting borrowers impacted by pandemic-related economic shutdowns. Loan payment deferments were granted on $113.4 million of loans as of March 31, 2020, and on $246.3 million of loans as of April 30, 2020. Through June 30, 2020, loan payment deferments were granted on 554 loans totaling $272.2 million, or 19.1% of non-PPP loans HFI (non-GAAP). By the end of June 2020, $119.4 million, or 43.9%, of the original deferrals granted were expired.
As of June 30, 2020, 289 loans totaling $152.8 million, or 10.7% of non-PPP loans HFI (non-GAAP), remained on active deferral. Deferrals of principal and interest payments were 5.4% of non-PPP loans HFI (non-GAAP) and deferrals of principal only payments were 5.3% of non-PPP loans HFI (non-GAAP).
As of July 31, 2020, $42.6 million or 3.0%, of non-PPP loans HFI (non-GAAP), remained on active deferral. Of those loans remaining on active deferral, $21.5 million or 1.5% of non-PPP loans HFI (non-GAAP), were approved for a second 90-day deferral term.
In accordance with interagency regulatory guidance issued in March 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

Industry and Other Portfolio Sectors
We have identified certain sectors within our loan portfolio that we believe have a heightened overall level of risk due to pandemic-related macro-economic conditions. The following table shows non-PPP loans HFI (non-GAAP) in these sectors as of the date indicated:

	June 30, 2020				December 31, 2019
	Loans		Loans with Active COVID-19 Payment Deferment		Loans
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Hospitality services:
Hotels and other overnight lodging	$25,330	1.8%	$23,830	1.7%	$24,297	1.7%
Restaurants - full service	9,314	0.7%	2,010	0.1%	11,444	0.8%
Restaurants - limited service	12,635	0.9%	51	—%	8,123	0.6%
Other	3,642	0.2%	426	—%	3,340	0.2%
Total hospitality services	$50,921	3.6%	$26,317	1.8%	$47,204	3.3%
Hospitality services average loan size	$359				$319

Retail trade:
Automobile dealers	$36,696	2.6%	$2,874	0.2%	$39,069	2.7%
Other retail	23,767	1.7%	1,377	0.1%	24,772	1.7%
Total retail trade	$60,463	4.3%	$4,251	0.3%	$63,841	4.4%
Retail trade average loan size	$334				$340

Energy	$27,952	2.0%	$5,505	0.4%	$31,777	2.2%
Energy average loan size	$717				$836

Total sectors	$139,336	9.9%	$36,073	2.5%	$142,822	9.9%
In the hotel and other overnight lodging sector, we have one property financed in tourism-driven downtown New Orleans, Louisiana. The remaining hotel properties in our portfolio are located throughout Louisiana and are not located in areas that are primarily tourism-driven. The majority of our restaurant credits are in fast and quick service concepts and are not located in tourism-driven areas.
The following table shows non-PPP loans HFI (non-GAAP) in other non-industry specific areas that we believe may be affected by the pandemic:

	June 30, 2020
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Loans collateralized by non-owner occupied properties leased to retail establishments	$37,653	2.6%

Credit card loans:
Commercial	$1,253	0.1%
Consumer	841	0.1%
Total credit card loans	$2,094	0.2%
Our health care portfolio is a diversified portfolio of health care providers. As of June 30, 2020, health care credits were $133.4 million, or 9.4% of non-PPP loans HFI (non-GAAP), compared to $133.4 million, or 9.3% of non-PPP loans HFI as of December 31, 2019. The average health care loan size was $267,000 as of June 30, 2020, and $274,000 as of December 31, 2019.

Within the health care sector, nursing and residential care loans were 4.5% of non-PPP loans HFI (non-GAAP) as of June 30, 2020, and 5.3% as of December 31, 2019. Loans to physician and dental practices were 4.7% of non-PPP loans HFI (non-GAAP) as of June 30, 2020, and 3.9% as of December 31, 2019.
Health care deferral requests were 1.6% of non-PPP loans HFI (non-GAAP) as of June 30, 2020, and concentrated with smaller independent physician and dental practices, which appear to have weathered the temporary economic shutdowns with minimal long-term issues anticipated. The nursing and residential care portfolio had no deferrals. As of June 30, 2020, health care credits with active deferrals were 0.3% of non-PPP loans HFI (non-GAAP).
None of the markets in which we directly operate are characterized by a high degree of tourism-driven hospitality services. Likewise, our geographic footprint is not closely aligned with the bulk of Louisiana’s energy-concentrated local economies. We believe this provides our portfolio with some degree of insulation against the current stress in both of those segments.
The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	June 30, 2020
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$600,983	42.2%
Northwest	343,540	24.2%
Southeast	374,456	26.3%
Southwest	66,871	4.7%
Northshore	36,793	2.6%
Total non-PPP loans HFI	$1,422,643	100.0%
For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
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
NPAs totaled $4.3 million as of June 30, 2020, down $2.2 million, or 33.6%, from $6.5 million as of December 31, 2019, primarily due to the partial paydown and ultimate charge-off of a nonaccrual energy credit and the sale of foreclosed assets. The ratio of NPAs to total assets improved to 0.18% as of June 30, 2020, from 0.33% as of December 31, 2019.

Nonperforming loan and asset information is summarized below:

(dollars in thousands)	June 30, 2020	December 31, 2019
Nonperforming loans:
Nonaccrual loans	$3,442	$5,319
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,442	5,319
Foreclosed assets:
Real estate	852	1,128
Other	—	18
Total foreclosed assets	852	1,146
Total NPAs	$4,294	$6,465

Troubled debt restructurings:(1,2)
Nonaccrual loans	$1,261	$3,185
Accruing loans 90 or more days past due	—	—
Performing loans	1,463	1,695
Total TDRs	$2,724	$4,880

Nonperforming loans to loans HFI(1)	0.21%	0.37%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.24%	0.37%
NPAs to total assets	0.18%	0.33%

(1)	Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.

(2)	In accordance with interagency regulatory guidance issued in March 2020, COVID-19 pandemic-related short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.

(3)	Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Nonaccrual loans are summarized below by category:

(in thousands)	June 30, 2020	December 31, 2019
Real estate:
Commercial real estate	$1,248	$1,278
One-to-four family residential	613	607
Construction and development	—	38
Commercial and industrial	1,576	3,370
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	5	26
Total nonaccrual loans	$3,442	$5,319
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
As of June 30, 2020, loans classified as pass were 97.7% of loans HFI, and loans classified as special mention and substandard were 1.6% and 0.7%, respectively, of loans HFI. There were no loans as of June 30, 2020, classified as doubtful or loss. As of December 31, 2019, loans classified as pass were 97.1% of loans HFI, and loans classified as special mention and substandard were 2.0% and 0.9%, respectively, of loans HFI. There were no loans as of December 31, 2019, classified as doubtful or loss.
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

When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable supportable forecasts. This model will replace the existing incurred loss model. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2020, CECL is effective for us on January 1, 2023. Refer to "Item 1. Financial Statements - Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements" in this report for more information on ASU No. 2016-13.
As of June 30, 2020, the allowance for loan losses was $14.9 million, or 0.92%, of loans HFI, and 1.05% of non-PPP loans HFI (non-GAAP). As of December 31, 2019, the allowance for loan losses totaled $13.9 million, or 0.97%, of loans HFI. The $945,000 increase in the allowance for loan losses for the six months ended June 30, 2020, was due to $2.0 million from the provision for loan loss expense, partially offset by $1.1 million of net charge-offs on loans. The provision for loan losses for the six months ended June 30, 2020, was $2.0 million, an increase of $973,000, or 92.2%, from $1.1 million for the six months ended June 30, 2019. The increase in the provision for loan losses was due to expected economic pressures relating to the COVID-19 pandemic. Net charge-offs for the six months ended June 30, 2020, were $1.1 million, primarily due to the charge-off of a nonaccrual energy credit in the second quarter of 2020. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Due to economic uncertainties related to the pandemic shutdowns and future risks associated with COVID-19 pandemic levels, we are closely monitoring asset quality and will adjust the provision for loan losses as needed in the third and fourth quarters of 2020.

The following table displays activity in the allowance for loan losses for the periods shown:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Loans HFI	$1,615,298	$1,393,154
Non-PPP Loans HFI (non-GAAP)(1)	$1,422,643	$1,393,154
Average loans	$1,528,216	$1,358,347

Allowance for loan losses at beginning of period	$13,937	$12,524
Provision for loan losses	2,028	1,055
Charge-offs:
Real estate:
One-to-four family residential	—	(15)
Construction and development	(14)	—
Commercial and industrial	(1,058)	(568)
Consumer	(146)	(136)
Total charge-offs	(1,218)	(719)
Recoveries:
Real estate:
One-to-four family residential	5	2
Construction and development	—	77
Commercial and industrial	50	579
Consumer	80	73
Total recoveries	135	731
Net (charge-offs)/recoveries	(1,083)	12
Allowance for loan losses at end of period	$14,882	$13,591

Allowance for loan losses to loans HFI	0.92%	0.98%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.05%	0.98%
Net charge-offs to average loans	0.07%	0.00%

(1)	Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
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
Total deposits increased $348.2 million, or 20.2%, to $2.07 billion as of June 30, 2020, from $1.72 billion as of December 31, 2019. Noninterest-bearing deposits increased by $273.5 million, or 46.8%, to $858.4 million. This increase was due primarily to customers receiving funds from various government stimulus programs and depositing the proceeds from their PPP loans, as well as higher deposit account opening activity. Noninterest-bearing deposits as a percentage of total deposits were 41.48% as of June 30, 2020, compared to 33.98% as of December 31, 2019.

The following table presents our deposits by account type as of the dates indicated:

	June 30, 2020		December 31, 2019		Change from December 31, 2019 to June 30, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$858,397	41.5%	$584,915	34.0%	$273,482	46.8%
Interest-bearing deposits:
NOW accounts	316,217	15.2%	331,374	19.2%	(15,157)	(4.6)%
Money market accounts	431,516	20.9%	367,689	21.4%	63,827	17.4%
Savings accounts	129,799	6.3%	103,984	6.0%	25,815	24.8%
Time deposits < $100,000	107,255	5.2%	110,636	6.4%	(3,381)	(3.1)%
Time deposits $100,000 to $250,000	132,841	6.4%	131,957	7.7%	884	0.7%
Time deposits > $250,000	93,297	4.5%	90,565	5.3%	2,732	3.0%
Total interest-bearing deposits	$1,210,925	58.5%	$1,136,205	66.0%	$74,720	6.6%
Total deposits	$2,069,322	100.0%	$1,721,120	100.0%	$348,202	20.2%
Commercial deposits increased $300.3 million to $957.1 million as of June 30, 2020, primarily due to commercial customers depositing the proceeds from their PPP loans. The following table presents deposits by customer type as of the dates indicated:

	June 30, 2020		December 31, 2019		Change from December 31, 2019 to June 30, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$982,277	47.4%	$895,342	52.0%	$86,935	9.7%
Commercial	957,140	46.3%	656,814	38.2%	300,326	45.7%
Public	129,905	6.3%	168,964	9.8%	(39,059)	(23.1)%
Total deposits	$2,069,322	100.0%	$1,721,120	100.0%	$348,202	20.2%
The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	June 30, 2020
Three months or less	$46,291
Over three months through six months	42,788
Over six months through 12 months	69,224
Over 12 months through three years	45,352
Over three years	22,483
Total	$226,138
Borrowings
The Company has established various lines of credit with the FHLB and other correspondent banks to provide additional sources of operating funds. On April 15, 2020, in order to fund PPP loans, the Company borrowed $50.0 million from the FHLB for 90 days at a rate of 0.35% under its existing line of credit. The Company's FHLB line of credit is collateralized by eligible Red River Bank loans. Due to having adequate liquidity, the $50.0 million was paid off on May 19, 2020.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of June 30, 2020, was $271.1 million, compared to $251.9 million as of December 31, 2019, an increase of $19.2 million, or 7.6%. This increase was attributable to net income for the six months ended June 30, 2020, of $13.6 million and a $6.2 million, net of tax, market adjustment to accumulated other comprehensive income related to securities AFS, partially offset by $879,000 in cash dividends.
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and will be available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of June 30, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework that became effective January 1, 2020.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2020, and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios.
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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average total loans increased $139.5 million, or 10.0%, for the six months ended June 30, 2020, as compared to average total loans for the twelve months ended December 31, 2019. The increase in average total loans is primarily due to PPP loans originated during the second quarter of 2020. Our average deposits increased $203.7 million, or 12.3%, for the six months ended June 30, 2020, as compared to the average deposits for the twelve months ended December 31, 2019. The increase in average total deposits is primarily due to customers receiving funds from various government stimulus programs and depositing the proceeds from their PPP loans, as well as higher deposit account opening activity.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of June 30, 2020, securities AFS totaled $413.2 million compared to $335.6 million as of December 31, 2019. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of June 30, 2020, securities with a carrying value of $110.6 million, or 26.8% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $89.8 million, or 26.8% of the securities AFS portfolio, similarly pledged as of December 31, 2019. This increase in collateral of $20.8 million, or 23.2%, was primarily due to an increase in several large public entity deposit accounts that occurred at the beginning of the first quarter of 2020. Public entity account balances generally fluctuate throughout the first quarter.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of June 30, 2020 and December 31, 2019. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of June 30, 2020 and December 31, 2019, our net borrowing capacity from the FHLB was $619.8 million and $538.1 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of June 30, 2020 and December 31, 2019, we had total borrowing capacity of $720.8 and $639.1 million, respectively, through these combined funding sources. To assist with funding PPP loans, on April 15, 2020, the Company borrowed $50.0 million from the FHLB at a rate of 0.35% under our existing line of credit. Due to having adequate liquidity, the $50.0 million advance was paid off on May 19, 2020. We had no outstanding balances from any of these funding sources as of June 30, 2020 or December 31, 2019.
As of June 30, 2020, we had cash and cash equivalents of $241.4 million compared to $133.3 million as of December 31, 2019. The increase of $108.1 million, or 81.1%, was a result of deposit growth outpacing loan growth. Deposits increased primarily due to customers receiving funds from various government stimulus programs and depositing the proceeds from their PPP loans, as well as higher deposit account opening activity.

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
As of June 30, 2020, we had $299.6 million in unfunded loan commitments and $10.0 million in commitments associated with outstanding standby letters of credit. We have monitored the requests for extensions of credit under these lines and have not identified any requests outside of the normal course of business that appear to be attributable to COVID-19 hardships. As of December 31, 2019, we had $257.0 million in unfunded loan commitments and $11.1 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
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

	As of June 30, 2020		As of December 31, 2019
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	26.1%	27.2%	20.2%	8.3%
+200	18.6%	22.5%	13.9%	7.0%
+100	10.5%	14.2%	7.4%	4.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	0.3%	(17.9)%	(8.0)%	(9.9)%
-200	0.9%	(17.3)%	(13.0)%	(22.3)%
The results above, as of June 30, 2020 and December 31, 2019, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into our risk model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities. As of June 30, 2020, we had positive changes in net interest income in the down 100 and down 200 rate scenarios, whereas the results as of December 31, 2019, were negative percent changes in the down 100 and down 200 rate scenarios. This is primarily due to most loan yields being at their effective floors in the base case scenario as of June 30, 2020, and therefore, as interest expense falls in the down rate scenarios, interest income holds relatively steady. This results in positive changes in net interest income from the base case as of June 30, 2020.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of June 30, 2020, floating rate loans were 13.5% of the loans HFI, and floating rate transaction deposits were 6.5% of interest-bearing transaction deposits.
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
Management and the board of directors review tangible book value per share, tangible common equity to tangible assets, and PPP-adjusted metrics as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that are discussed in this report may differ from that of other companies reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this report when comparing such non-GAAP financial measures.
Tangible Assets, Tangible Equity, and Tangible Book Value
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2020, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	June 30,	March 31,	June 30,
(dollars in thousands, except per share data)	2020	2020	2019
Tangible common equity
Total stockholders' equity	$271,117	$264,175	$237,911
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$269,571	$262,629	$236,365
Common shares outstanding	7,322,532	7,322,532	7,300,246
Book value per common share	$37.03	$36.08	$32.59
Tangible book value per common share (non-GAAP)	$36.81	$35.87	$32.38

Tangible assets
Total assets	$2,361,866	$2,010,701	$1,892,918
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$2,360,320	$2,009,155	$1,891,372
Total stockholder's equity to assets	11.48%	13.14%	12.57%
Tangible common equity to tangible assets (non-GAAP)	11.42%	13.07%	12.50%

PPP-Adjusted Metrics
In the second quarter of 2020, Red River Bank originated 1,384 PPP loans totaling $199.0 million. As of June 30, 2020, unamortized PPP origination fees were $6.3 million, resulting in $192.7 million of PPP loans, net of deferred income, or 11.9% of loans HFI. The average PPP loan size was $144,000.
PPP loans were implemented as a response to the COVID-19 pandemic and have characteristics that are different than the rest of our loan portfolio, including being short-term in nature (24 months or less depending on loan forgiveness), having a lower than market interest rate, and only being originated during the second quarter of 2020. Because of these factors, management believes that PPP-adjusted metrics provide a more accurate portrayal of certain aspects of the Company's financial condition and performance. Accordingly, we believe it is important to investors to see certain of our metrics with PPP loans excluded. The most directly comparable GAAP financial measure for PPP-adjusted metrics is total loans HFI.

The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

	June 30,	December 31,	June 30,
(dollars in thousands)	2020	2019	2019
Non-PPP loans HFI
Loans HFI	$1,615,298	$1,438,924	$1,393,154
Adjustments:
PPP loans, net	(192,655)	—	—
Non-PPP loans HFI (non-GAAP)	$1,422,643	$1,438,924	$1,393,154

Assets excluding PPP loans, net
Assets	$2,361,866	$1,988,225	$1,892,918
Adjustments:
PPP loans, net	(192,655)	—	—
Assets excluding PPP loans, net (non-GAAP)	$2,169,211	$1,988,225	$1,892,918

Allowance for loan losses	$14,882	$13,937	$13,591
Deposits	$2,069,322	$1,721,120	$1,634,590

Loans HFI to deposits ratio	78.06%	83.6%	85.23%
Non-PPP loans HFI to deposits ratio (non-GAAP)	68.75%	83.6%	85.23%

Allowance for loan losses to loans HFI	0.92%	0.97%	0.98%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.05%	0.97%	0.98%
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2020, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.”

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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, prompted decreases in interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue for a prolonged period or result in sustained economic stress, many of the risk factors identified in our Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse effect on us in a number of ways related to credit, collateral, interest rate risk, profitability, operations, liquidity, and capital as described in more detail below.

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
In addition to risks resulting from changes in the interest rates, our profitability may be negatively affected by other aspects of the COVID-19 pandemic. We temporarily reduced or eliminated (and could reduce or eliminate again) several of our normal customer service fees, which decreased (and could continue to decrease) our noninterest income, and in turn, our net income. The PPP loans that we originated may not be profitable for us because those loans have low interest rates and our related fees may be offset by increases in our provision for loan losses and our cost for implementing the program. We have also experienced (and could continue to experience) lower than normal demand for our non-PPP loans due to the economic downturn related to the COVID-19 pandemic.

•
Operational Risk. Our social-distancing measures and current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and banking center activity that largely depend on people and technology, including access to information technology systems, as well as information, applications, payment systems, and other services provided by third parties. In response to COVID-19, we modified our business practices with social-distancing measures that include, among other precautions, offering lobby access through appointments, spreading out employees, and facilitating certain employees to work remotely from their homes. It could become necessary to resume these precautions in the future while simultaneously experiencing a significant increase in our employees’ workloads due to increased customer needs and social-distancing guidelines. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures and increased electronic interaction with our customers also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation, and liability, and could seriously disrupt our operations and the operations of any affected customers.

Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral; title companies; vendors that supply essential services such as loan servicers, providers of financial information, systems, analytical tools, and electronic payment and settlement systems; and local and federal government agencies, offices, and courthouses. In light of the measures in responding to the pandemic, many of these entities may limit the availability of and access to their services. For example, mortgage loan origination could be delayed due to the limited availability of title companies or title attorneys and real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain parishes, which slows the process for title work, mortgage, and Uniform Commercial Code filings in those parishes. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may materially and adversely affect our operations.

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
Our ability to raise additional capital depends on a number of factors, including without limitation our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and uncertainty relating to all of these factors has been significantly enhanced by the COVID-19 pandemic. In recent months, the pandemic has substantially increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. The market price for securities of publicly traded financial institutions has fluctuated dramatically, as has the public trading price of our common stock. If we need to raise additional capital in the current market environment, there is no assurance we will be successful, or that we will be able to raise capital on terms acceptable to us or without significant dilution to our existing shareholders. If we fail to maintain capital sufficient to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences.
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
As a participating lender in the PPP, we are subject to additional risks of litigation from our customers or other parties and regulatory enforcement regarding our processing and forgiveness of PPP loans, as well as risks that the SBA may not fund some or all PPP loan guaranties.
The CARES Act included a significant loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP became available on April 3, 2020; however, because of the short time frame between the passing of the CARES Act and the opening of the PPP, there was and continues to be a significant amount of ambiguity in the laws, rules, and guidance regarding requirements for eligibility, underwriting, origination, funding, and forgiveness of the loans. This ambiguity and the speed which was necessary to implement the program and process the forgiveness of the loans expose us to regulatory and legal risks relating to noncompliance with the PPP.
Since the opening of the PPP, numerous other banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. We may be exposed to similar litigation from customers, non‑customers, and agents that approached us regarding PPP loans and regarding our procedures for processing applications, funding PPP loans, and coordinating the forgiveness of the loans. Litigation can be costly, regardless of the outcome. If any such litigation is initiated against us, it may result in significant financial liability, significant litigation costs, or adversely affect our reputation.
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
We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan. Such deficiencies may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery from us of any loss related to the deficiency. In addition, we have credit risk related to how forgiveness of the loans is handled and how the forgiveness amounts are determined. Regarding forgiveness of the PPP loans, governmental agencies have, and may continue to, change the rules or create new rules that could negatively impact us. Any of these legal, regulatory, and credit risks related to our participation in the PPP could have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
On May 7, 2019, we sold 663,320 new shares of our common stock at a public offering price of $45.00 per share in our IPO, including 90,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230798), which the SEC declared effective on May 2, 2019. FIG Partners, LLC and Stephens Inc. acted as underwriters. The offering commenced on May 3, 2019, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC on May 3, 2019, pursuant to Rule 424(b)(4) under the Securities Act.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

RED RIVER BANCSHARES, INC.

Date: August 10, 2020	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)