Form 10-Q
period 2020-09-30
RED RIVER BANCSHARES INC
filed 2020-11-13
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2020

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2020, the registrant had 7,325,333 shares of common stock, no par value, issued and outstanding.

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•business and economic conditions generally and in the financial services industry, nationally and within our local market areas;
•the impact of COVID-19 on our business, the communities where we have our banking centers, the state of Louisiana, and the United States, related to the economy and overall financial stability;
•government and regulatory responses to the COVID-19 pandemic;
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act and other changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
•changes in management personnel;
•increased competition in the financial services industry, particularly from regional and national institutions;
•volatility and direction of market interest rates;
•our ability to maintain important deposit customer relationships, our reputation, and to otherwise avoid liquidity risks;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers, and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•changes in the value of collateral securing our loans;
•risks associated with system failures or failures to protect against cybersecurity threats, such as breaches of our network security;
•deterioration of our asset quality;
•the adequacy of our reserves, including our allowance for loan losses;
•operational risks associated with our business;
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•our ability to prudently manage our growth and execute our strategy;
•compliance with the extensive regulatory framework that applies to us;
•uncertainty regarding the future of LIBOR and the impact of any replacement alternatives on our business;
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institution, accounting, tax, trade, monetary, and fiscal matters; and
•other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	(Unaudited) September 30, 2020	(Audited) December 31, 2019
ASSETS
Cash and due from banks	$31,422	$25,937
Interest-bearing deposits in other banks	239,466	107,355
Total Cash and Cash Equivalents	270,888	133,292
Securities available-for-sale	467,744	335,573
Equity securities	4,032	3,936
Nonmarketable equity securities	3,445	1,350
Loans held for sale	23,358	5,089
Loans held for investment	1,649,272	1,438,924
Allowance for loan losses	(16,192)	(13,937)
Premises and equipment, net	44,501	41,744
Accrued interest receivable	6,617	5,251
Bank-owned life insurance	22,270	21,845
Intangible assets	1,546	1,546
Right-of-use assets	4,255	4,553
Other assets	9,192	9,059
Total Assets	$2,490,928	$1,988,225
LIABILITIES
Noninterest-bearing deposits	$923,286	$584,915
Interest-bearing deposits	1,270,654	1,136,205
Total Deposits	2,193,940	1,721,120
Accrued interest payable	1,805	2,222
Lease liabilities	4,327	4,603
Accrued expenses and other liabilities	12,778	8,382
Total Liabilities	2,212,850	1,736,327
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,325,333 and 7,306,221 shares	68,055	68,082
Additional paid-in capital	1,487	1,269
Retained earnings	202,136	182,571
Accumulated other comprehensive income (loss)	6,400	(24)
Total Stockholders' Equity	278,078	251,898
Total Liabilities and Stockholders' Equity	$2,490,928	$1,988,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$17,080	$16,578	$50,623	$48,026
Interest on securities	2,099	1,800	5,766	5,347
Interest on federal funds sold	30	178	179	603
Interest on deposits in other banks	27	213	265	935
Dividends on stock	13	12	19	30
Total Interest and Dividend Income	19,249	18,781	56,852	54,941
INTEREST EXPENSE
Interest on deposits	1,954	2,514	6,497	7,260
Interest on other borrowed funds	—	—	16	—
Interest on junior subordinated debentures	—	73	—	385
Total Interest Expense	1,954	2,587	6,513	7,645
Net Interest Income	17,295	16,194	50,339	47,296
Provision for loan losses	1,590	378	3,618	1,432
Net Interest Income After Provision for Loan Losses	15,705	15,816	46,721	45,864
NONINTEREST INCOME
Service charges on deposit accounts	1,055	1,195	3,001	3,304
Debit card income, net	978	833	2,629	2,314
Mortgage loan income	2,884	1,014	5,720	2,186
Brokerage income	586	561	1,725	1,552
Loan and deposit income	413	404	1,340	1,131
Bank-owned life insurance income	139	137	425	407
Gain (Loss) on equity securities	—	30	96	133
Gain (Loss) on sale of securities	125	5	1,348	5
SBIC income	200	139	568	634
Other income (loss)	40	68	122	115
Total Noninterest Income	6,420	4,386	16,974	11,781
OPERATING EXPENSES
Personnel expenses	8,077	7,007	23,072	20,652
Occupancy and equipment expenses	1,319	1,199	3,739	3,708
Technology expenses	661	595	1,863	1,697
Advertising	240	216	717	821
Other business development expenses	233	266	782	827
Data processing expense	491	479	1,412	1,420
Other taxes	433	425	1,308	1,234
Loan and deposit expenses	289	285	808	901
Legal and professional expenses	487	436	1,587	1,138
Regulatory assessment expenses	172	37	337	312
Other operating expenses	849	940	2,445	2,737
Total Operating Expenses	13,251	11,885	38,070	35,447
Income Before Income Tax Expense	8,874	8,317	25,625	22,198
Income tax expense	1,589	1,470	4,741	4,117
Net Income	$7,285	$6,847	$20,884	$18,081
EARNINGS PER SHARE
Basic	$0.99	$0.94	$2.85	$2.59
Diluted	$0.99	$0.93	$2.84	$2.57
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$7,285	$6,847	$20,884	$18,081
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	353	721	9,479	9,852
Tax effect	(74)	(150)	(1,990)	(2,068)
(Gain) loss on sale of securities included in net income	(125)	(5)	(1,348)	(5)
Tax effect	26	1	283	1
Total change in other comprehensive income (loss)	180	567	6,424	7,780
Comprehensive Income	$7,465	$7,414	$27,308	$25,861
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	6,627,358	$41,094	$1,042	$159,073	$(7,506)	$193,703
Net income	—	—	—	5,696	—	5,696
Stock incentive plan	—	—	49	—	—	49
Issuance of shares of common stock through exercise of stock options	7,200	80	—	—	—	80
Issuance of shares of common stock as board compensation	2,368	97	—	—	—	97
Cash dividend - $0.20 per share	—	—	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	—	—	3,885	3,885
Balance as of March 31, 2019	6,636,926	$41,271	$1,091	$163,443	$(3,621)	$202,184
Net income	—	—	—	5,538	—	5,538
Stock incentive plan	—	—	50	—	—	50
Issuance of shares of common stock through IPO	663,320	26,812	—	—	—	26,812
Board compensation adjustment	—	(1)	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	—	3,328	3,328
Balance as of June 30, 2019	7,300,246	$68,082	$1,141	$168,981	$(293)	$237,911
Net income	—	—	—	6,847	—	6,847
Stock incentive plan	—	—	64	—	—	64
Issuance of restricted shares of common stock through stock incentive plan, net	5,975	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	567	567
Balance as of September 30, 2019	7,306,221	$68,082	$1,205	$175,828	$274	$245,389
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED) (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
Net income	—	—	—	6,745	—	6,745
Stock incentive plan	—	—	64	—	—	64
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Cash dividend - $0.06 per share	—	—	—	(439)	—	(439)
Other comprehensive income (loss)	—	—	—	—	5,812	5,812
Balance as of March 31, 2020	7,322,532	$68,177	$1,333	$188,877	$5,788	$264,175
Net income	—	—	—	6,854	—	6,854
Stock incentive plan	—	—	96	—	—	96
Cash dividend - $0.06 per share	—	—	—	(440)	—	(440)
Other comprehensive income (loss)	—	—	—	—	432	432
Balance as of June 30, 2020	7,322,532	$68,177	$1,429	$195,291	$6,220	$271,117
Net income	—	—	—	7,285	—	7,285
Stock incentive plan	—	—	58	—	—	58
Cash dividend - $0.06 per share	—	—	—	(440)	—	(440)
Issuance of restricted shares of common stock through stock incentive plan, net	5,625	—	—	—	—	—
Purchase of common stock under stock repurchase program	(2,824)	(122)	—	—	—	(122)
Other comprehensive income (loss)	—	—	—	—	180	180
Balance as of September 30, 2020	7,325,333	$68,055	$1,487	$202,136	$6,400	$278,078
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,884	$18,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,362	1,279
Amortization	404	468
Share-based compensation earned	218	163
Share-based board compensation earned	47	66
(Gain) Loss on other assets owned	5	(16)
Net (accretion) amortization on securities AFS	2,130	963
Gain on sale of securities AFS	(1,348)	(5)
Provision for loan losses	3,618	1,432
Deferred income tax (benefit) expense	(127)	(308)
Net (increase) decrease in loans HFS	(18,269)	(1,209)
Net (increase) decrease in accrued interest receivable	(1,366)	85
Net (increase) decrease in BOLI	(425)	(406)
Net increase (decrease) in accrued interest payable	(417)	168
Net increase (decrease) in accrued income taxes payable	462	(252)
Other operating activities, net	1,465	477
Net cash provided by (used in) operating activities	8,643	20,986
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	93,376	34,957
Maturities, prepayments, and calls	75,305	49,267
Purchases	(293,503)	(109,356)
Purchase of nonmarketable equity securities	(2,095)	(48)
Net (increase) decrease in loans HFI	(211,734)	(86,383)
Proceeds from sales of foreclosed assets	330	902
Purchases of premises and equipment	(4,113)	(1,402)
Net cash provided by (used in) investing activities	(342,434)	(112,063)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	472,820	31,268
Proceeds from other borrowed funds	50,000	—
Repayments of other borrowed funds	(50,000)	—
Redemption of junior subordinated debentures	—	(11,341)
Repurchase of common stock	(122)	—
Proceeds from exercise of stock options	8	80
Proceeds from initial public offering, net	—	26,812
Cash dividends	(1,319)	(1,326)
Net cash provided by (used in) financing activities	471,387	45,493
Net change in cash and cash equivalents	137,596	(45,584)
Cash and cash equivalents - beginning of period	133,292	151,906
Cash and cash equivalents - end of period	$270,888	$106,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$6,930	$7,477
Income taxes	$4,387	$4,649
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	$—	$4,954
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$23	$1,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies
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
2.    Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. The Company did not have any HTM securities as of September 30, 2020. Investment activity for the nine months ended September 30, 2020, included $293.5 million of securities purchased, partially offset by $93.4 million in sales and $75.3 million in maturities, prepayments, and calls. The net unrealized gain of the securities AFS portfolio increased $8.1 million for the nine months ended September 30, 2020. The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$278,786	$3,995	$(268)	$282,513
Municipal bonds	169,954	4,252	(82)	174,124
U.S. agency securities	10,903	210	(6)	11,107
Total Securities AFS	$459,643	$8,457	$(356)	$467,744

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573
The amortized costs and estimated fair value of debt securities as of September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$6,254	$6,281
After one year but within five years	41,179	42,008
After five years but within ten years	51,448	53,043
After ten years	360,762	366,412
Total	$459,643	$467,744

Information pertaining to securities with gross unrealized losses as of September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2020
Securities AFS:
Mortgage-backed securities	$(268)	$64,059	$—	$—
Municipal bonds	(82)	12,644	—	—
U.S. agency securities	(6)	994	—	—
Total Securities AFS	$(356)	$77,697	$—	$—

December 31, 2019
Securities AFS:
Mortgage-backed securities	$(474)	$109,416	$(726)	$70,425
Municipal bonds	(172)	18,735	(107)	9,323
U.S. agency securities	(4)	1,020	—	—
Total Securities AFS	$(650)	$129,171	$(833)	$79,748
As of September 30, 2020, the number of investment securities in an unrealized loss position totaled 34. The aggregate unrealized loss of these securities as of September 30, 2020, was 0.08% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on the review of available information, including recent changes in interest rates and credit rating information, management believes the declines in fair value of these securities are temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the nine months ended September 30, 2020, or the year ended December 31, 2019.
The proceeds from sales of securities AFS and their gross gain (loss) for the three and nine months ended September 30, 2020 and 2019, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Proceeds (1)	$6,451	$34,957	$93,376	$34,957
Gross gain	$125	$185	$1,441	$185
Gross loss	$—	$(180)	$(93)	$(180)
(1)The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $92.3 million and $89.8 million were pledged to secure public entity deposits as of September 30, 2020 and December 31, 2019, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	September 30, 2020	December 31, 2019
Real estate:
Commercial real estate	$567,037	$531,990
One-to-four family residential	426,758	420,020
Construction and development	129,879	132,461
Commercial and industrial	249,313	267,940
SBA PPP, net of deferred income	193,532	—
Tax-exempt	59,418	56,494
Consumer	23,335	30,019
Total loans HFI	$1,649,272	$1,438,924
Total loans HFS	$23,358	$5,089
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the nine months ended September 30, 2020:

(in thousands)	Beginning Balance December 31, 2019	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance September 30, 2020
Real estate:
Commercial real estate	$3,454	$1,135	$—	$—	$4,589
One-to-four family residential	3,323	705	—	8	4,036
Construction and development	1,211	188	(14)	1	1,386
Commercial and industrial	5,175	896	(1,316)	83	4,838
SBA PPP, net of deferred income	—	480	—	—	480
Tax-exempt	334	114	—	—	448
Consumer	440	100	(254)	129	415
Total allowance for loan losses	$13,937	$3,618	$(1,584)	$221	$16,192
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2019:

(in thousands)	Beginning Balance December 31, 2018	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance December 31, 2019
Real estate:
Commercial real estate	$3,081	$373	$—	$—	$3,454
One-to-four family residential	3,146	216	(44)	5	3,323
Construction and development	951	172	—	88	1,211
Commercial and industrial	4,604	850	(864)	585	5,175
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	372	(38)	—	—	334
Consumer	370	237	(311)	144	440
Total allowance for loan losses	$12,524	$1,810	$(1,219)	$822	$13,937

The balance in the allowance for loan losses and the related recorded investment in loans by category as of September 30, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$279	$4,310	$—	$4,589
One-to-four family residential	41	3,995	—	4,036
Construction and development	—	1,386	—	1,386
Commercial and industrial	2,432	2,406	—	4,838
SBA PPP, net of deferred income	—	480	—	480
Tax-exempt	—	448	—	448
Consumer	112	303	—	415
Total allowance for loan losses	$2,864	$13,328	$—	$16,192

Loans:
Real estate:
Commercial real estate	$3,639	$563,398	$—	$567,037
One-to-four family residential	1,333	425,425	—	426,758
Construction and development	—	129,879	—	129,879
Commercial and industrial	10,034	239,279	—	249,313
SBA PPP, net of deferred income	—	193,532	—	193,532
Tax-exempt	—	59,418	—	59,418
Consumer	114	23,221	—	23,335
Total loans HFI	$15,120	$1,634,152	$—	$1,649,272
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2019, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$260	$3,194	$—	$3,454
One-to-four family residential	31	3,292	—	3,323
Construction and development	10	1,201	—	1,211
Commercial and industrial	2,916	2,259	—	5,175
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	334	—	334
Consumer	71	369	—	440
Total allowance for loan losses	$3,288	$10,649	$—	$13,937

Loans:
Real estate:
Commercial real estate	$2,639	$529,351	$—	$531,990
One-to-four family residential	1,193	418,827	—	420,020
Construction and development	38	132,423	—	132,461
Commercial and industrial	8,797	259,143	—	267,940
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	56,494	—	56,494
Consumer	75	29,944	—	30,019
Total loans HFI	$12,742	$1,426,182	$—	$1,438,924

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of September 30, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$564,989	$191	$—	$1,857	$567,037
One-to-four family residential	425,959	70	—	729	426,758
Construction and development	129,879	—	—	—	129,879
Commercial and industrial	247,463	56	80	1,714	249,313
SBA PPP, net of deferred income	193,532	—	—	—	193,532
Tax-exempt	59,418	—	—	—	59,418
Consumer	23,324	4	2	5	23,335
Total loans HFI	$1,644,564	$321	$82	$4,305	$1,649,272
A summary of current, past due, and nonaccrual loans as of December 31, 2019, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$530,712	$—	$—	$1,278	$531,990
One-to-four family residential	419,229	184	—	607	420,020
Construction and development	132,423	—	—	38	132,461
Commercial and industrial	264,427	143	—	3,370	267,940
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	56,494	—	—	—	56,494
Consumer	29,973	20	—	26	30,019
Total loans HFI	$1,433,258	$347	$—	$5,319	$1,438,924

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of September 30, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,469	$1,438	$—	$1,414
One-to-four family residential	1,120	1,060	—	1,027
Construction and development	—	—	—	—
Commercial and industrial	1,831	1,463	—	1,444
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	2	2	—	2
Total with no related allowance	4,422	3,963	—	3,887
With allowance recorded:
Real estate:
Commercial real estate	2,399	2,201	279	1,368
One-to-four family residential	280	273	41	218
Construction and development	—	—	—	10
Commercial and industrial	8,594	8,571	2,432	7,179
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	114	112	112	102
Total with related allowance	11,387	11,157	2,864	8,877
Total impaired loans	$15,809	$15,120	$2,864	$12,764

Information pertaining to impaired loans as of December 31, 2019, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,560	$1,537	$—	$2,647
One-to-four family residential	1,040	984	—	1,194
Construction and development	—	—	—	76
Commercial and industrial	1,805	1,474	—	3,685
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	2	2	—	9
Total with no related allowance	4,407	3,997	—	7,611
With allowance recorded:
Real estate:
Commercial real estate	1,263	1,102	260	1,076
One-to-four family residential	216	209	31	339
Construction and development	51	38	10	89
Commercial and industrial	8,544	7,323	2,916	7,746
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	76	73	71	76
Total with related allowance	10,150	8,745	3,288	9,326
Total impaired loans	$14,557	$12,742	$3,288	$16,937
The interest income recognized on impaired loans for the three months ended September 30, 2020 and September 30, 2019, was $199,000 and $111,000, respectively. The interest income recognized on impaired loans for the nine months ended September 30, 2020 and September 30, 2019, was $361,000 and $336,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of September 30, 2020 or December 31, 2019.
A summary of current, past due, and nonaccrual TDR loans as of September 30, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,162	$—	$—	$1,230	$2,392
One-to-four family residential	215	—	—	—	215
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	9	9
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,377	$—	$—	$1,239	$2,616
Number of TDR loans	7	—	—	4	11

A summary of current, past due, and nonaccrual TDR loans as of December 31, 2019, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,361	$—	$—	$1,278	$2,639
One-to-four family residential	252	—	—	—	252
Construction and development	—	—	—	38	38
Commercial and industrial	36	—	—	1,869	1,905
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	46	—	—	—	46
Total	$1,695	$—	$—	$3,185	$4,880
Number of TDR loans	12	—	—	6	18
A summary of loans modified as TDRs that occurred during the nine months ended September 30, 2020 and September 30, 2019, is as follows:

	September 30, 2020			September 30, 2019
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	—	$—	$—	1	$166	$166
One-to-four family residential	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	4	4
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	2	$170	$170
The TDRs described above increased the allowance for loan losses by $4,000 as of September 30, 2019. Additionally, there were no defaults on loans during the nine months ended September 30, 2020 or September 30, 2019, that had been modified as a TDR during the prior twelve months.
Short-term loan modifications on loans HFI were made to provide temporary relief to borrowers that have been adversely affected by the outbreak of COVID-19. In accordance with interagency regulatory guidance issued in March 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
Credit Quality Indicators
Loans are categorized based on the degree of risk inherent in the credit and the ability of the borrower to service the debt. A description of the general characteristics of the Bank’s risk rating grades follows:
Pass - These loans are of satisfactory quality and do not require a more severe classification.
Special Mention - This category includes loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.
Substandard - Loans in this category have well defined weaknesses which jeopardize normal repayment of principal and interest.
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.

The following table summarizes loans by risk rating as of September 30, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$562,169	$582	$4,286	$—	$—	$567,037
One-to-four family residential	424,921	492	1,345	—	—	426,758
Construction and development	129,100	—	779	—	—	129,879
Commercial and industrial	238,616	212	10,485	—	—	249,313
SBA PPP, net of deferred income	193,532	—	—	—	—	193,532
Tax-exempt	59,418	—	—	—	—	59,418
Consumer	23,221	—	114	—	—	23,335
Total loans HFI	$1,630,977	$1,286	$17,009	$—	$—	$1,649,272
The following table summarizes loans by risk rating as of December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$515,926	$14,118	$1,946	$—	$—	$531,990
One-to-four family residential	416,884	2,021	1,115	—	—	420,020
Construction and development	131,185	565	711	—	—	132,461
Commercial and industrial	247,382	11,473	9,085	—	—	267,940
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	56,494	—	—	—	—	56,494
Consumer	29,876	5	138	—	—	30,019
Total loans HFI	$1,397,747	$28,182	$12,995	$—	$—	$1,438,924
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2020, unfunded loan commitments totaled approximately $293.1 million. As of December 31, 2019, unfunded loan commitments totaled approximately $257.0 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2020, commitments under standby letters of credit totaled approximately $9.9 million. As of December 31, 2019, commitments under standby letters of credit totaled approximately $11.1 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

4.    Deposits
Deposits were $2.19 billion and $1.72 billion for September 30, 2020 and December 31, 2019, respectively. This increase was a result of customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, strong deposit account opening activity, a large, temporary deposit in late September 2020, and commercial customers maintaining larger deposit balances. Deposits are summarized below:

(in thousands)	September 30, 2020	December 31, 2019
Noninterest-bearing demand deposits	$923,286	$584,915
Interest-bearing deposits:
NOW accounts	304,616	331,374
Money market accounts	498,293	367,689
Savings accounts	135,396	103,984
Time deposits < $100,000	108,021	110,636
Time deposits $100,000 to $250,000	135,935	131,957
Time deposits > $250,000	88,393	90,565
Total interest-bearing deposits	1,270,654	1,136,205
Total deposits	$2,193,940	$1,721,120
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
Operating lease expenses totaled $137,000 for each of the three months ended September 30, 2020 and 2019. For each of the nine months ended September 30, 2020 and 2019, operating lease expenses were $412,000. Operating lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $390,000 and $375,000 for the nine months ended September 30, 2020 and 2019, respectively.

The table below summarizes other information related to the Company's operating leases as of and for the nine months ended September 30, 2020:

(dollars in thousands)	As of and for the Nine Months Ended September 30, 2020
Weighted average remaining operating lease term	9.6 years
Weighted average operating lease discount rate	3.4%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of September 30, 2020, were as follows:

(in thousands)	Amount
3 months remaining in 2020	$130
2021	529
2022	537
2023	539
2024	539
Thereafter	2,815
Total lease payments	5,089
Less: Imputed interest	(762)
Present value of lease liabilities	$4,327
The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.
7.     Contingencies
The Company and the Bank are involved, from time to time, in various legal matters arising in the ordinary course of business. While the outcome of these claims or litigation cannot be determined at this time, in the opinion of management, neither the Company nor the Bank, are involved in such legal proceedings that the resolution is expected to have a material adverse effect on the consolidated results of operations, financial condition, or cash flows.
8.     Fair Value
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Loans HFS	$23,358	$—	$23,358	$—
Securities AFS:
Mortgage-backed securities	282,513	—	282,513	—
Municipal bonds	174,124	—	174,124	—
U.S. agency securities	11,107	—	11,107	—
Equity securities	4,032	4,032	—	—

December 31, 2019
Loans HFS	$5,089	$—	$5,089	$—
Securities AFS:
Mortgage-backed securities	235,671	—	235,671	—
Municipal bonds	92,758	—	92,758	—
U.S. agency securities	7,144	—	7,144	—
Equity securities	3,936	3,936	—	—
There were no transfers between Level 1, 2, or 3 during the nine months ended September 30, 2020 and the year ended December 31, 2019.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Carrying value of impaired loans before allowance for loan losses	$5,021	$1,337
Specific allowance for loan losses	(780)	(140)
Fair value of impaired loans	$4,241	$1,197
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$1,119
Charge-offs	—	—
Fair value of foreclosed assets	$—	$1,119
There were no foreclosed assets that were remeasured subsequent to initial recognition for the nine months ended September 30, 2020 or September 30, 2019.
There were no nonfinancial liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
September 30, 2020
Impaired loans	$12,256	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	18.24%
Foreclosed assets	$828	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2019
Impaired loans	$9,454	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	25.80%
Foreclosed assets	$1,128	Discounted appraisals	Collateral discounts and costs to sell	0% - 36%	2.60%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of September 30, 2020 and December 31, 2019, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Financial assets:
Cash and due from banks	$31,422	$31,422	$31,422	$—	$—
Interest-bearing deposits in other banks	239,466	239,466	239,466	—	—
Securities AFS	467,744	467,744	—	467,744	—
Equity securities	4,032	4,032	4,032	—	—
Nonmarketable equity securities	3,445	3,445	—	3,445	—
Loans HFS	23,358	23,358	—	23,358	—
Loans HFI, net of allowance	1,633,080	1,641,936	—	—	1,641,936
Accrued interest receivable	6,617	6,617	—	—	6,617
Financial liabilities:
Deposits	2,193,940	2,198,985	—	2,198,985	—
Accrued interest payable	1,805	1,805	—	1,805	—

December 31, 2019
Financial assets:
Cash and due from banks	$25,937	$25,937	$25,937	$—	$—
Interest-bearing deposits in other banks	107,355	107,355	107,355	—	—
Securities AFS	335,573	335,573	—	335,573	—
Equity securities	3,936	3,936	3,936	—	—
Nonmarketable equity securities	1,350	1,350	—	1,350	—
Loans HFS	5,089	5,089	—	5,089	—
Loans HFI, net of allowance	1,424,987	1,426,163	—	—	1,426,163
Accrued interest receivable	5,251	5,251	—	—	5,251
Financial liabilities:
Deposits	1,721,120	1,721,286	—	1,721,286	—
Accrued interest payable	2,222	2,222	—	2,222	—
9.    Regulatory Capital Requirements
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer ("CCB") was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.500%. It is management’s belief that, as of September 30, 2020, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of September 30, 2020 and December 31, 2019, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Risk-Based Capital	$261,840	16.62%	$126,031	8.00%	$165,415	10.50%
Tier I Risk-Based Capital	$245,648	15.59%	$94,523	6.00%	$133,908	8.50%
Common Equity Tier I Capital	$245,648	15.59%	$70,892	4.50%	$110,277	7.00%
Tier I Leverage Capital	$245,648	10.24%	$95,933	4.00%	$95,933	4.00%

December 31, 2019
Total Risk-Based Capital	$238,021	16.23%	$117,325	8.00%	$153,989	10.50%
Tier I Risk-Based Capital	$224,084	15.28%	$87,994	6.00%	$124,658	8.50%
Common Equity Tier I Capital	$224,084	15.28%	$65,995	4.50%	$102,660	7.00%
Tier I Leverage Capital	$224,084	11.47%	$78,114	4.00%	$78,114	4.00%
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
Capital amounts and ratios for Red River Bancshares, Inc. as of September 30, 2020 and December 31, 2019, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
September 30, 2020
Total Risk-Based Capital	$286,324	18.17%
Tier I Risk-Based Capital	$270,132	17.15%
Common Equity Tier I Capital	$270,132	17.15%
Tier I Leverage Capital	$270,132	11.26%

December 31, 2019
Total Risk-Based Capital	$264,313	18.02%
Tier I Risk-Based Capital	$250,376	17.07%
Common Equity Tier I Capital	$250,376	17.07%
Tier I Leverage Capital	$250,376	12.82%
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of September 30, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework that became effective January 1, 2020.
10.    Earnings Per Common Share
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income - basic	$7,285	$6,847	$20,884	$18,081
Net income - diluted	$7,285	$6,847	$20,884	$18,081

Denominator:
Weighted average shares outstanding - basic	7,327,395	7,304,273	7,321,092	6,993,990
Plus: Effect of Director Stock Compensation Program	272	330	1,088	1,529
Plus: Effect of stock options and restricted stock	15,011	35,895	19,567	36,540
Weighted average shares outstanding - diluted	7,342,678	7,340,498	7,341,747	7,032,059

Earnings per common share:
Basic	$0.99	$0.94	$2.85	$2.59
Diluted	$0.99	$0.93	$2.84	$2.57
11.    Stock Repurchase Program
On August 27, 2020, the Company's board of directors approved a stock repurchase program. The repurchase program authorizes the Company to purchase up to $3.0 million of its outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the quarter ended September 30, 2020, the Company repurchased 2,824 shares, at an aggregate cost of $122,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. and our wholly owned subsidiary, Red River Bank, from December 31, 2019 through September 30, 2020, and on our results of operations for the three and nine months ended September 30, 2020 and September 30, 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 25 banking centers throughout Louisiana and one combined loan and deposit production office in Lafayette, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; and the Northshore, which includes Covington.
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
THIRD QUARTER 2020 OVERVIEW
The third quarter of 2020 included a new Company high level of mortgage lending activity, approval of a stock repurchase program, entrance into a new market, the impact of Hurricane Laura, and managing through the COVID-19 pandemic and associated changing government orders.
COVID-19 Update
Due to the COVID-19 pandemic and executive orders by the governor of Louisiana, the residents, businesses, and non-profit organizations of Louisiana have been subject to the following limitations:
•A Stay at Home Order was in effect from March 22, 2020, until May 15, 2020, and Phase One was in effect from May 15, 2020, to June 4, 2020.
•Phase Two, in effect from June 4, 2020, until September 11, 2020, allowed non-essential businesses and places of worship to operate at 50% occupancy, with a few classes of businesses operating at 25% occupancy, and others remaining closed.
•Phase Three began on September 11, 2020, and is scheduled to last until at least December 4, 2020, during which time non-essential businesses and places of worship are allowed to operate at 75% occupancy, with a few classes of businesses operating at 50% occupancy, and other businesses, including amusement parks and music halls, remaining closed.
As an essential business and to support our customers during this crisis, Red River Bank has provided full banking services throughout the pandemic, while allowing lobby access through appointments during the Stay at Home Order and Phase One.
Third Quarter 2020 Financial and Operational Highlights
•Net income for the third quarter of 2020 was $7.3 million, or $0.99 diluted EPS, an increase of $438,000, or 6.4%, compared to $6.8 million, or $0.93 diluted EPS, for the third quarter of 2019. Net income for the nine months ended September 30, 2020, was $20.9 million, or $2.84 diluted EPS, an increase of $2.8 million, or 15.5%, compared to $18.1 million, or $2.57 diluted EPS, for the nine months ended September 30, 2019.
•For the third quarter of 2020, the quarterly return on assets was 1.20%, and the quarterly return on equity was 10.50%.
•Assets were $2.49 billion as of September 30, 2020, a $129.1 million, or 5.5%, increase from June 30, 2020, and a $502.7 million, or 25.3%, increase from December 31, 2019. The third quarter of 2020 asset growth was driven by a $124.6 million increase in deposits. Deposits increased during the third quarter of 2020 due to strong deposit account opening activity and a large, temporary deposit, along with commercial customers maintaining larger deposit balances.
•Mortgage loan production and income for the third quarter of 2020 and for the nine months ended September 30, 2020, were at record-high levels for the Company. Mortgage loan income for the third quarter of 2020 was $2.9 million, a 48.1% increase from the prior quarter and a 184.4% increase from the third quarter of 2019. For the nine months ended September 30, 2020, mortgage loan income was $5.7 million, which was $3.5 million, or 161.7%, higher than the same period in 2019.
•As of September 30, 2020, active loans with pandemic-related payment deferrals were $23.3 million, or 1.6% of non-PPP loans HFI (non-GAAP), down from $152.8 million, or 10.7% of non-PPP loans HFI (non-GAAP) as of June 30, 2020.

•Nonperforming assets increased $921,000 in the third quarter and were $5.2 million, or 0.21% of assets as of September 30, 2020. The provision for loan losses for the third quarter of 2020 was $1.6 million, compared to $1.5 million for the prior quarter and $378,000 for the third quarter of 2019. As of September 30, 2020, the allowance for loan losses was $16.2 million, or 0.98% of loans HFI and 1.11% of non-PPP loan HFI (non-GAAP).
•The net interest margin for the second and third quarters of 2020 were negatively impacted by the low interest rate environment. The net interest margin FTE for the third quarter of 2020 was 3.02%, compared to 3.12% for the prior quarter, and 3.55% for the third quarter of 2019.
•Red River Bank participated in the SBA PPP and as of September 30, 2020, had $193.5 million of PPP loans, net of deferred income, at an interest rate of 1.0%. These loans resulted in $1.4 million of income in the third quarter of 2020 and $1.2 million of income in the second quarter of 2020. Red River Bank began accepting PPP loan forgiveness applications on September 14, 2020.
•On August 27, 2020, our board approved a stock repurchase program that authorizes us to purchase up to $3.0 million of our outstanding shares through August 27, 2021. In the third quarter of 2020, we repurchased 2,824 shares.
•We declared and paid a quarterly cash dividend of $0.06 per common share.
•We began operations in our newest market, Acadiana, which includes the Lafayette, Louisiana MSA. We hired an Acadiana market president and opened a combined loan and deposit production office in Lafayette.
•On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana near Lake Charles and impacted southwest and central Louisiana. This hurricane caused significant damage in southwest Louisiana. Red River Bank did not sustain any significant damage to its locations, and all employees remained safe. Red River Bank banking centers located in the path of the hurricane opened quickly after the storm had passed with full banking services being provided. In our Southwest Louisiana market, we had $73.7 million of loans and $16.7 million of deposits as of September 30, 2020.
•On October 9, 2020, Hurricane Delta also made landfall in southwest Louisiana near Lake Charles and continued to move inland through central Louisiana. Banking locations in the impacted markets closed as necessary prior to the hurricane's landfall, and normal banking services were provided the following day. There was no significant damage to any of Red River Bank's locations as a result of Hurricane Delta.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated.

	As of		Change from December 31, 2019 to September 30, 2020
(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$2,490,928	$1,988,225	$502,703	25.3%
Securities available-for-sale	467,744	335,573	132,171	39.4%
Loans held for investment	1,649,272	1,438,924	210,348	14.6%
Total deposits	2,193,940	1,721,120	472,820	27.5%
Total stockholders’ equity	278,078	251,898	26,180	10.4%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Net Income	$7,285	$6,854	$6,847	$20,884	$18,081

Per Common Share Data:
Earnings per share, basic	$0.99	$0.94	$0.94	$2.85	$2.59
Earnings per share, diluted	$0.99	$0.93	$0.93	$2.84	$2.57
Book value per share	$37.96	$37.03	$33.59	$37.96	$33.59
Tangible book value per share(1,2)	$37.75	$36.81	$33.37	$37.75	$33.37
Cash dividends per share	$0.06	$0.06	$—	$0.18	$0.20
Shares outstanding	7,325,333	7,322,532	7,306,221	7,325,333	7,306,221
Weighted average shares outstanding, basic	7,327,395	7,322,532	7,304,273	7,321,092	6,993,990
Weighted average shares outstanding, diluted	7,342,678	7,348,772	7,340,498	7,341,747	7,032,059

Summary Performance Ratios:
Return on average assets	1.20%	1.20%	1.42%	1.25%	1.28%
Return on average equity	10.50%	10.30%	11.20%	10.44%	10.91%
Net interest margin	2.96%	3.07%	3.50%	3.11%	3.48%
Net interest margin FTE(3)	3.02%	3.12%	3.55%	3.17%	3.53%
Efficiency ratio(4)	55.88%	56.50%	57.75%	56.56%	60.00%
Loans HFI to deposits ratio	75.17%	78.06%	84.27%	75.17%	84.27%
Noninterest-bearing deposits to deposits ratio	42.08%	41.48%	36.68%	42.08%	36.68%
Noninterest income to average assets	1.06%	1.02%	0.91%	1.01%	0.84%
Operating expense to average assets	2.19%	2.26%	2.47%	2.28%	2.51%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.21%	0.18%	0.41%	0.21%	0.41%
Nonperforming loans to loans HFI	0.27%	0.21%	0.47%	0.27%	0.47%
Allowance for loan losses to loans HFI	0.98%	0.92%	0.98%	0.98%	0.98%
Net charge-offs to average loans	0.02%	0.06%	0.00%	0.09%	0.00%

Capital Ratios:
Total stockholders’ equity to total assets	11.16%	11.48%	12.66%	11.16%	12.66%
Tangible common equity to tangible assets(1,5)	11.11%	11.42%	12.59%	11.11%	12.59%
Total risk-based capital to risk-weighted assets	18.17%	18.22%	17.76%	18.17%	17.76%
Tier 1 risk-based capital to risk-weighted assets	17.15%	17.25%	16.80%	17.15%	16.80%
Common equity Tier 1 capital to risk-weighted assets	17.15%	17.25%	16.80%	17.15%	16.80%
Tier 1 risk-based capital to average assets	11.26%	11.52%	12.77%	11.26%	12.77%
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q. This measure has not been audited.
(2)We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
(4)Efficiency ratio represents operating expenses divided by the sum of net interest income and noninterest income.
(5)We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization.

RESULTS OF OPERATIONS
Net income for the third quarter of 2020 was $7.3 million, or $0.99 diluted EPS, an increase of $438,000, or 6.4%, compared to $6.8 million, or $0.93 diluted EPS, in the third quarter of 2019. The increase in net income was due to a $2.0 million increase in noninterest income and a $1.1 million increase in net interest income, partially offset by a $1.4 million increase in operating expenses, a $1.2 million increase in the provision for loan losses, and a $119,000 increase in income tax expense. The return on assets for the third quarter of 2020 was 1.20%, compared to 1.42% for the third quarter of 2019. The return on equity was 10.50% for the third quarter of 2020 and 11.20% for the third quarter of 2019. Our efficiency ratio for the third quarter of 2020 was 55.88%, compared to 57.75% for the third quarter of 2019.
Net income for the nine months ended September 30, 2020, was $20.9 million, or $2.84 diluted EPS, an increase of $2.8 million, or 15.5%, compared to $18.1 million, or $2.57 diluted EPS, for the nine months ended September 30, 2019. The increase in net income was due to a $5.2 million increase in noninterest income and a $3.0 million increase in net interest income, partially offset by a $2.6 million increase in operating expenses, a $2.2 million increase in the provision for loan losses and a $624,000 increase in income tax expense. The return on assets for the nine months ended September 30, 2020, was 1.25%, compared to 1.28% for the same period in the prior year. The return on equity was 10.44% for the nine months ended September 30, 2020, and 10.91% for the nine months ended September 30, 2019. Our efficiency ratio for the nine months ended September 30, 2020, was 56.56%, compared to 60.00% for the nine months ended September 30, 2019.
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
The interest rate environment changed significantly between the third quarter of 2019 and the third quarter of 2020. The average effective federal funds rate for the third quarter of 2019 was 2.19%. During 2019, the target federal funds rate remained consistent between January and July, decreased 75 bps in the second half of the year, and was 1.75% as of December 31, 2019. In March 2020, the target federal funds rate decreased 150 bps and was 0.25% as of September 30, 2020. The average effective federal funds rate for the third quarter of 2020 was 0.09%. The lower interest rate environment impacted yields on new, renewing, and floating rate loans, short-term liquid assets, and taxable securities. For the third quarter of 2020, net interest income and net interest margin FTE were impacted by the lower interest rate environment. For the fourth quarter of 2020, we expect the net interest margin FTE to decrease slightly due to the continued pressure from the low interest rate environment.
Third Quarter of 2020
Net interest income for the third quarter of 2020 totaled $17.3 million, a $1.1 million, or 6.8%, increase from $16.2 million for the third quarter of 2019. Net interest income increased due to a $468,000 increase in interest and dividend income, combined with a $633,000 decrease in interest expense. Interest and dividend income increased due to $1.4 million of PPP loan income recorded during the third quarter of 2020 and a $299,000 increase in interest income for total securities, partially offset by an $884,000 decrease in non-PPP loan income and a $334,000 decrease in interest income on short-term liquid assets as a result of the continued low interest rate environment. Because deposit growth exceeded loan growth during the third quarter of 2020, excess liquidity was deployed into securities and interest-bearing deposits in other banks. The increase in interest income for total securities was due to a $131.2 million, or 39.4%, growth in average total securities compared to the third quarter of 2019, partially offset by a decrease in the yield. For the third quarter of 2020, average short-term liquid assets increased $100.2 million compared to the third quarter of 2019, while the interest income on these liquid assets decreased $334,000 for the same period due to the lower interest rate environment. For the third quarter of 2020, average noninterest-bearing deposits increased $305.2 million, or 52.0%, and average interest-bearing transaction deposits increased $167.6 million, or 23.1%, compared to the third quarter of 2019. Interest expense decreased as deposits continued to price downward as we reduced interest rates on deposits in each quarter of 2020.
Net interest margin FTE decreased 53 bps to 3.02% for the third quarter of 2020, from 3.55% for the third quarter of 2019, mainly due to the Federal Reserve lowering interest rates 225 bps since August 2019. The yield on loans decreased 57 bps to 4.04% for the third quarter of 2020, compared to the same period prior year due to the continued impact of the lower interest rate environment on new, renewed, and floating rate loans, and the impact of the lower rate PPP loans added during the second quarter of 2020. As of September 30, 2020, floating rate loans were 13.8% of loans HFI. For the third quarter of 2020, the yield on taxable securities decreased 55 bps to 1.56%, compared to 2.11% for the third quarter of 2019. The yield on taxable securities decreased as securities purchased throughout this year were at lower yields than the existing yield for the taxable securities portfolio, combined with an increase in amortization expense on mortgage-backed securities. For the third quarter of 2020, compared to the third quarter of 2019, the yield on federal funds sold decreased 199 bps and the yield on interest-bearing balances due from banks decreased 205 bps, due to the lower interest rate environment. The resulting yield on interest-earning assets was 3.30% for the third quarter of 2020, a decrease of 76 bps, compared to 4.06% for the third quarter of 2019. The cost of deposits was 0.37% for the third quarter of 2020, a decrease of 23 bps, compared to 0.60% for the third quarter of 2019. The cost of deposits was lower for the third quarter of 2020 due to the average noninterest-bearing deposits increasing $305.2 million, or 52.0%, combined with a 30 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,656,586	$17,080	4.04%	$1,408,146	$16,578	4.61%
Securities - taxable	317,612	1,240	1.56%	255,846	1,352	2.11%
Securities - tax-exempt	146,477	859	2.35%	77,047	448	2.33%
Federal funds sold	73,644	30	0.16%	32,461	178	2.15%
Interest-bearing balances due from banks	97,687	27	0.11%	38,676	213	2.16%
Nonmarketable equity securities	3,441	13	1.51%	1,342	10	2.99%
Investment in trusts	—	—	—%	64	2	10.91%
Total interest-earning assets	2,295,447	$19,249	3.30%	1,813,582	$18,781	4.06%
Allowance for loan losses	(15,525)			(13,755)
Noninterest earning assets	128,910			110,062
Total assets	$2,408,832			$1,909,889
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$891,840	$617	0.28%	$724,219	$972	0.53%
Time deposits	330,576	1,337	1.61%	338,330	1,542	1.81%
Total interest-bearing deposits	1,222,416	1,954	0.64%	1,062,549	2,514	0.94%
Junior subordinated debentures	—	—	—%	2,129	73	13.64%
Other borrowings	—	—	—%	22	—	2.80%
Total interest-bearing liabilities	1,222,416	$1,954	0.64%	1,064,700	$2,587	0.96%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	891,850			586,664
Accrued interest and other liabilities	18,541			16,084
Total noninterest-bearing liabilities	910,391			602,748
Stockholders’ equity	276,025			242,441
Total liabilities and stockholders’ equity	$2,408,832			$1,909,889
Net interest income		$17,295			$16,194
Net interest spread			2.66%			3.10%
Net interest margin			2.96%			3.50%
Net interest margin FTE(3)			3.02%			3.55%
Cost of deposits			0.37%			0.60%
Cost of funds			0.34%			0.57%
(1)Includes average outstanding balances of loans HFS of $24.4 million and $6.0 million for the three months ended September 30, 2020 and 2019, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
In the third quarter of 2020, Red River Bank had $193.0 million of average PPP loans, net of deferred income, outstanding at an interest rate of 1.0%. Under the terms of the PPP, we received loan origination fees from the SBA ranging from 1.0%

to 5.0% of the initial principal amount of the loans. PPP origination fees were $7.0 million, or 3.52%, of originated PPP loans and are being recorded to interest income over the 24-month loan term or until the loans are forgiven by the SBA. For the third quarter of 2020, PPP loan interest and fees totaled $1.4 million resulting in a 2.84% yield.
Excluding PPP loan income, net interest income (non-GAAP) for the third quarter of 2020 was $15.9 million, which was $285,000 or 1.8%, lower than the third quarter of 2019. Also, with PPP loans excluded for the third quarter of 2020, the yield on non-PPP loans (non-GAAP) was 4.20%, and the net interest margin FTE (non-GAAP) was 3.03%. For the third quarter of 2020, PPP loans had a 16 bp dilutive impact to the yield on loans and a one bp dilutive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,656,586	$17,080	4.04%	$1,408,146	$16,578	4.61%
Less: PPP loans, net
Average	193,038			—
Interest		509			—
Fees		877			—
Total PPP loans, net	193,038	1,386	2.84%	—	—	—%
Non-PPP loans (non-GAAP)(4)	$1,463,548	$15,694	4.20%	$1,408,146	$16,578	4.61%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.70%			3.10%
Net interest margin			2.97%			3.50%
Net interest margin FTE(3)			3.03%			3.55%
(1)Includes average outstanding balances of loans HFS of $24.4 million and $6.0 million for the three months ended September 30, 2020 and 2019, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
(4)Non-GAAP financial measure. See also " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2020
Net interest income increased by $3.0 million, or 6.4%, to $50.3 million for the nine months ended September 30, 2020, from $47.3 million for the nine months ended September 30, 2019. Net interest income increased due to a $1.9 million increase in interest and dividend income, combined with a $1.1 million decrease in interest expense. Interest and dividend income increased due to a $2.6 million increase in loan interest income, which included $2.5 million of PPP loan income, and a $419,000 increase in interest income for total securities, partially offset by a $1.1 million decrease in interest income on short-term liquid assets as a result of the continued low interest rate environment. Because deposit growth exceeded loan growth for the nine months ended September 30, 2020, excess liquidity was deployed into securities and interest-bearing deposits in other banks. The increase in interest income for total securities was due to a $68.3 million increase in average total securities, compared to the nine months ended September 30, 2019, partially offset by a decrease in the yield. For the nine months ended September 30, 2020, average short-term liquid assets increased $67.1 million, compared to the nine months ended September 30, 2019, while the interest income for these liquid assets decreased $1.1 million for the same period due to the continued low interest rate environment. For the nine months ended September 30, 2020, average noninterest-bearing deposits increased $199.3 million, or 35.1%, and average interest-bearing transaction deposits increased $105.2 million, or 14.3%, compared to the nine months ended September 30, 2019. Interest expense decreased as a result of our decision to reduce interest rates on deposits during the nine months ended September 30, 2020, combined with paying off the junior subordinated debentures mid-2019 and eliminating the related interest expense.
Net interest margin FTE decreased 36 bps to 3.17% for the nine months ended September 30, 2020, from 3.53% for the nine months ended September 30, 2019, mainly due to the Federal Reserve lowering interest rates 225 bps since August 2019. The yield on loans decreased 37 bps to 4.24% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to the continued impact of the low interest rate environment on new, renewed, and floating rate loans and the impact of the lower rate PPP loans added during the second quarter of 2020. As of September 30, 2020, floating rate loans were 13.8% of loans HFI. For the nine months ended September 30, 2020, the yield on taxable securities decreased 36 bps to 1.76%, compared to 2.12% for the nine months ended September 30, 2019. The yield decreased as the securities purchased throughout this year were at lower yields than the existing yield for the taxable securities portfolio, combined with an increase in amortization expense on mortgage-backed securities. For the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, the yield on federal funds sold decreased 197 bps, and the yield on interest-bearing balances due from banks decreased 192 bps, due to the lower interest rate environment. The resulting yield on interest-earning assets was 3.52% for the nine months ended September 30, 2020, a 53 bp decrease, compared to 4.05% for the nine months ended September 30, 2019. The cost of deposits was 0.45% for the nine months ended September 30, 2020, a 14 bp decrease, compared to 0.59% for the nine months ended September 30, 2019. The cost of deposits was lower during the nine months ended September 30, 2020, due to the average noninterest-bearing deposits increasing $199.3 million, or 35.1%, combined with a 17 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,571,318	$50,623	4.24%	$1,375,129	$48,026	4.61%
Securities - taxable	282,186	3,725	1.76%	256,618	4,074	2.12%
Securities - tax-exempt	114,581	2,041	2.38%	71,892	1,273	2.36%
Federal funds sold	63,015	179	0.37%	34,019	603	2.34%
Interest-bearing balances due from banks	91,866	265	0.38%	53,759	935	2.30%
Nonmarketable equity securities	2,639	19	0.96%	1,325	19	1.86%
Investment in trusts	—	—	—%	242	11	6.23%
Total interest-earning assets	2,125,605	$56,852	3.52%	1,792,984	$54,941	4.05%
Allowance for loan losses	(14,702)			(13,267)
Noninterest earning assets	122,948			105,793
Total assets	$2,233,851			$1,885,510
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$842,193	$2,214	0.35%	$736,947	$2,930	0.53%
Time deposits	333,154	4,283	1.72%	335,201	4,330	1.73%
Total interest-bearing deposits	1,175,347	6,497	0.74%	1,072,148	7,260	0.91%
Junior subordinated debentures	—	—	—%	8,044	385	6.39%
Other borrowings	6,231	16	0.35%	7	—	2.80%
Total interest-bearing liabilities	1,181,578	$6,513	0.74%	1,080,199	$7,645	0.95%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	767,372			568,053
Accrued interest and other liabilities	17,762			15,756
Total noninterest-bearing liabilities	785,134			583,809
Stockholders’ equity	267,139			221,502
Total liabilities and stockholders’ equity	$2,233,851			$1,885,510
Net interest income		$50,339			$47,296
Net interest spread			2.78%			3.10%
Net interest margin			3.11%			3.48%
Net interest margin FTE(3)			3.17%			3.53%
Cost of deposits			0.45%			0.59%
Cost of funds			0.41%			0.57%
(1)Includes average outstanding balances of loans HFS of $13.3 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

Excluding PPP loan income, net interest income (non-GAAP) for the nine months ended September 30, 2020, was $47.8 million, which was $504,000, or 1.1%, higher than the nine months ended September 30, 2019. Also, with PPP loans excluded for the nine months ended September 30, 2020, the yield on non-PPP loans (non-GAAP) was 4.35%, and the net interest margin FTE (non-GAAP) was 3.19%. For the nine months ended September 30, 2020, PPP loans had an 11 bp dilutive impact to the yield on loans and a two bp dilutive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,571,318	$50,623	4.24%	$1,375,129	$48,026	4.61%
Less: PPP loans, net
Average	116,095			—
Interest		932			—
Fees		1,607			—
Total PPP loans, net	116,095	2,539	2.90%	—	—	—%
Non-PPP loans (non-GAAP)(4)	$1,455,223	$48,084	4.35%	$1,375,129	$48,026	4.61%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.82%			3.10%
Net interest margin			3.13%			3.48%
Net interest margin FTE(3)			3.19%			3.53%
(1)Includes average outstanding balances of loans HFS of $13.3 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
(4)Non-GAAP financial measure. See also " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2020 vs 2019			September 30, 2020 vs 2019
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,411	$(909)	$502	$4,145	$(1,548)	$2,597
Securities - taxable	326	(438)	(112)	406	(755)	(349)
Securities - tax-exempt	404	7	411	756	12	768
Federal funds sold	226	(374)	(148)	514	(938)	(424)
Interest-bearing balances due from banks	325	(511)	(186)	663	(1,333)	(670)
Nonmarketable equity securities	16	(13)	3	18	(18)	—
Investment in trusts	(2)	—	(2)	(11)	—	(11)
Total interest-earning assets	$2,706	$(2,238)	$468	$6,491	$(4,580)	$1,911
Interest-bearing liabilities:
Interest-bearing transaction deposits	$243	$(598)	$(355)	$438	$(1,154)	$(716)
Time deposits	(32)	(173)	(205)	(8)	(39)	(47)
Total interest-bearing deposits	211	(771)	(560)	430	(1,193)	(763)
Junior subordinated debentures	(73)	—	(73)	(385)	—	(385)
Other borrowings	—	—	—	16	—	16
Total interest-bearing liabilities	$138	$(771)	$(633)	$61	$(1,193)	$(1,132)
Increase (decrease) in net interest income	$2,568	$(1,467)	$1,101	$6,430	$(3,387)	$3,043
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
The provision expense for the third quarter of 2020 was $1.6 million, an increase of $1.2 million, or 320.6%, from $378,000 for the third quarter of 2019. The provision for loan losses for the nine months ended September 30, 2020, was $3.6 million, an increase of $2.2 million, or 152.7%, from $1.4 million for the nine months ended September 30, 2019. The increase in provision expense for both the three and nine month periods was due to expected economic pressures relating to the COVID-19 pandemic.
Due to economic uncertainties related to the pandemic shutdowns and future risks associated with the continuing COVID-19 pandemic, we are closely monitoring asset quality and will adjust the provision for loan losses as needed in the fourth quarter of 2020.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card fees, fees related to the sale of mortgage loans, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $2.0 million to $6.4 million for the third quarter of 2020 compared to $4.4 million for the third quarter of 2019. The increase in noninterest income was mainly due to higher mortgage loan income, higher net debit card income, and a larger gain on sale of securities, partially offset by a decrease in service charges on deposit accounts.

Noninterest income increased $5.2 million to $17.0 million for the nine months ended September 30, 2020, compared to $11.8 million for the nine months ended September 30, 2019. The increase in noninterest income was due to higher mortgage loan income; a larger gain on sale of securities; and higher net debit card income, loan and deposit income, and brokerage income. These increases were partially offset by lower service charges on deposit accounts.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,055	$1,195	$(140)	(11.7)%	$3,001	$3,304	$(303)	(9.2)%
Debit card income, net	978	833	145	17.4%	2,629	2,314	315	13.6%
Mortgage loan income	2,884	1,014	1,870	184.4%	5,720	2,186	3,534	161.7%
Brokerage income	586	561	25	4.5%	1,725	1,552	173	11.1%
Loan and deposit income	413	404	9	2.2%	1,340	1,131	209	18.5%
Bank-owned life insurance income	139	137	2	1.5%	425	407	18	4.4%
Gain (Loss) on equity securities	—	30	(30)	(100.0)%	96	133	(37)	(27.8)%
Gain (Loss) on sale of securities	125	5	120	*	1,348	5	1,343	*
SBIC income	200	139	61	43.9%	568	634	(66)	(10.4)%
Other income (loss)	40	68	(28)	(41.2)%	122	115	7	6.1%
Total noninterest income	$6,420	$4,386	$2,034	46.4%	$16,974	$11,781	$5,193	44.1%
*Not meaningful
Mortgage loan income increased $1.9 million and $3.5 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. Due to the lower mortgage interest rate environment in 2020, mortgage loan production activity increased 170.0% and 135.2% for the three months and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019.
The gain on the sale of securities was $125,000 for the third quarter of 2020 and $1.3 million for the nine months ended September 30, 2020. In the third quarter of 2020, selected mortgage-backed securities were sold for a gain. For the nine months ended September 30, 2020, the gain was primarily a result of proactive portfolio restructuring transactions that occurred in the first and second quarters of 2020 in response to the lower interest rate environment. We obtained favorable pricing on the securities sold, which resulted in the gain.
Debit card income, net, increased $145,000 to $978,000 for the third quarter of 2020 compared to the third quarter of 2019 and increased $315,000 to $2.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. These increases were due to increases in the number of deposit accounts, debit cards issued, and debit card transactions.
Service charges on deposit accounts decreased $140,000 to $1.1 million for the third quarter of 2020 compared to the third quarter of 2019 and decreased $303,000 to $3.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. These decreases were partially due to fewer customer deposit non-sufficient fund transactions. In addition, the nine months ended September 30, 2020 was impacted by approximately $168,000 in reduced deposit fees due to temporary fee reductions in the second quarter of 2020 in response to the COVID-19 pandemic.
Loan and deposit income increased $209,000 to $1.3 million for the nine months ended September 30, 2020, compared to the same period in 2019. The increase was primarily due to $230,000 of nonrecurring commercial real estate loan fees in the second quarter of 2020.
Brokerage income increased $173,000 to $1.7 million for the nine months ended September 30,2020, compared to the same period in 2019. This increase was primarily due to the addition of new brokerage clients and accounts in the past year, partially offset by a reduction in revenue in the second quarter of 2020 resulting from an investment group broker-dealer partner conversion. In the third quarter of 2020, brokerage revenue and activity returned to normal levels. Assets under management were $603.6 million as of September 30, 2020.

Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. Operating expenses increased $1.4 million to $13.3 million for the third quarter of 2020 compared to $11.9 million for the third quarter of 2019. The increase in operating expenses was mainly due to higher personnel expenses, regulatory assessment expenses, and occupancy and equipment expenses.
Operating expenses increased $2.6 million to $38.1 million for the nine months ended September 30, 2020, compared to $35.4 million for the nine months ended September 30, 2019. The increase in operating expenses was primarily a result of higher personnel expenses, legal and professional expenses, and technology expenses, partially offset by lower other operating expenses and lower advertising expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Operating expenses:
Personnel expenses	$8,077	$7,007	$1,070	15.3%	$23,072	$20,652	$2,420	11.7%
Non-staff expenses:
Occupancy and equipment expenses	1,319	1,199	120	10.0%	3,739	3,708	31	0.8%
Technology expenses	661	595	66	11.1%	1,863	1,697	166	9.8%
Advertising	240	216	24	11.1%	717	821	(104)	(12.7)%
Other business development expenses	233	266	(33)	(12.4)%	782	827	(45)	(5.4)%
Data processing expense	491	479	12	2.5%	1,412	1,420	(8)	(0.6)%
Other taxes	433	425	8	1.9%	1,308	1,234	74	6.0%
Loan and deposit expenses	289	285	4	1.4%	808	901	(93)	(10.3)%
Legal and professional expenses	487	436	51	11.7%	1,587	1,138	449	39.5%
Regulatory assessment expenses	172	37	135	364.9%	337	312	25	8.0%
Other operating expenses	849	940	(91)	(9.7)%	2,445	2,737	(292)	(10.7)%
Total operating expenses	$13,251	$11,885	$1,366	11.5%	$38,070	$35,447	$2,623	7.4%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $1.1 million to $8.1 million for the third quarter of 2020 compared to the same quarter prior year and increased $2.4 million to $23.1 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As of September 30, 2020 and 2019, we had 342 and 323 full-time equivalent employees, respectively. The increase in personnel for both periods was related to additional staff resulting from our expansion in the Northshore, Southwest, and Acadiana markets, as well as an increase in staff to support operational growth. Also, commission compensation increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to significantly higher mortgage loan activity.
Legal and professional expenses increased $449,000 to $1.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This increase was a result of increased legal expenses and new expenses related to operating as a public company.
Technology expenses were $1.9 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. The $166,000 increase in 2020 was a result of higher software expense due to increased mortgage loan activity, additional software to enhance operational efficiency, cybersecurity and information security infrastructure enhancements, and COVID-19 pandemic preparation and response efforts.
Regulatory assessment expenses increased $135,000 to $172,000 for the third quarter of 2020 compared to the same quarter prior year. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the third quarter of 2019. Therefore, no FDIC insurance assessment expense was incurred for the third quarter of 2019 compared to $133,000 for the third quarter of 2020.

Occupancy and equipment expenses for the third quarter of 2020 totaled $1.3 million, an increase of $120,000, compared to the same quarter prior year. This increase was mainly due to the recent expansion in our Northshore, Southwest, and Acadiana markets as well as increased supplies and services needed in all banking centers as a result of the COVID-19 pandemic.
Other operating expenses decreased by $292,000 to $2.4 million for the nine months ended September 30, 2020, compared to the same period prior year. This decrease was primarily a result of a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020.
Advertising expense decreased by $104,000 to $717,000 for the nine months ended September 30, 2020, compared to the same period prior year. This decrease was a result of a reduction of media campaigns and fewer marketing events in 2020 due to the COVID-19 pandemic.
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
Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, and life insurance policies, and the income tax effects associated with stock-based compensation. The CARES Act and Families First Coronavirus Response Act passed in March of 2020 did not have a material impact on our income tax expense or our effective tax rate for the second and third quarters of 2020.
For the quarters ended September 30, 2020 and 2019, income tax expense totaled $1.6 million and $1.5 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the quarters ended September 30, 2020 and 2019, were 17.9% and 17.7%, respectively.
For the nine months ended September 30, 2020 and 2019, income tax expense totaled $4.7 million and $4.1 million, respectively. Our effective income tax rate for the nine months ended September 30, 2020 and 2019, was 18.5%.
FINANCIAL CONDITION
General
As of September 30, 2020, total assets were $2.49 billion which was $502.7 million, or 25.3%, higher than total assets of $1.99 billion as of December 31, 2019. Within total assets, compared to December 31, 2019, loans HFI increased by $210.3 million, securities AFS increased by $132.2 million, and interest-bearing deposits in other banks increased by $132.1 million. For liabilities, compared to December 31, 2019, deposits increased by $472.8 million, or 27.5%. We had no borrowings as of September 30, 2020 or December 31, 2019. As of September 30, 2020, the loans HFI to deposits ratio was 75.17%, compared to 83.60% as of December 31, 2019, and the noninterest-bearing deposits to total deposits ratio was 42.08%, compared to 33.98% as of December 31, 2019. Stockholders' equity increased $26.2 million during the first nine months of 2020 to $278.1 million as of September 30, 2020.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of September 30, 2020, our securities portfolio was 18.9% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Securities AFS were $467.7 million as of September 30, 2020, an increase of $132.2 million, or 39.4%, from $335.6 million as of December 31, 2019. Investment activity for the nine months ended September 30, 2020, included $293.5 million of securities purchased, partially offset by $93.4 million in sales and $75.3 million in maturities, prepayments, and calls. The net unrealized gain of the securities AFS portfolio increased $8.1 million for the nine months ended September 30, 2020.
Equity securities were $4.0 million and $3.9 million as of September 30, 2020 and December 31, 2019, respectively. There were no purchases or sales of equity securities for the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, we sold $93.4 million of securities AFS, consisting of a mix across various sectors that had short average lives and lower yields, along with a strategic group of higher yielding municipal securities which also had short average lives. A large portion of the securities sold were mortgage-backed securities which had faster prepayment speeds or were owned at higher book prices, and due to accelerated prepayment speeds, the yields had declined. We were able to obtain a gain of $1.3 million on these transactions due to timing and favorable pricing within the market. We reinvested the proceeds into securities with improved structure for the current rate environment. These transactions reduced the amount of securities repricing in the short-term, rebalanced cash flows for the portfolio, mitigated higher amortization expense for the mortgage-backed sector, and including the gain, are expected to partially offset our exposure to tighter margins and the low rate environment.
During the nine months ended September 30, 2020, due to the low interest rate environment, we reallocated $187.2 million from federal funds sold yielding 0.37% for the nine months ended September 30, 2020, to securities yielding 1.47%. Although this reallocation has negatively impacted the overall securities portfolio yield, we expect it to improve future interest income by moving these funds from federal funds sold to a higher yielding investment.
The securities portfolio tax-equivalent yield was 2.12% for the nine months ended September 30, 2020, compared to 2.31% for the nine months ended September 30, 2019. The decrease in yield for the nine months ended September 30, 2020, compared to the same period for 2019, was due to accelerated prepayment speeds and increasing amortization expense on our mortgage-backed securities, combined with the $187.2 million in funds reallocated from federal funds sold to securities with yields lower than the existing portfolio yield.
The carrying values of our securities classified as AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of September 30, 2020, the net unrealized gain of the securities AFS portfolio was $8.1 million, as compared to a net unrealized loss of $30,000 as of December 31, 2019.
Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $4.0 million as of September 30, 2020, with a recognized gain of $96,000 for the nine months ended September 30, 2020, compared to a fair value of $3.9 million as of December 31, 2019, with a recognized gain of $115,000 for the year ended December 31, 2019.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2020, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$278,786	$3,995	$(268)	$282,513
Municipal bonds	169,954	4,252	(82)	174,124
U.S. agency securities	10,903	210	(6)	11,107
Total Securities AFS	$459,643	$8,457	$(356)	$467,744

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

The following table shows the fair value of securities AFS which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity as of September 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$1,748	1.79%	$4,232	1.81%	$23,101	1.78%	$253,432	1.51%	$282,513	1.53%
Municipal bonds	4,533	2.19%	31,434	1.73%	26,172	2.71%	111,985	2.93%	174,124	2.66%
U.S. agency securities	—	—%	6,342	0.88%	3,770	2.55%	995	0.73%	11,107	1.42%
Total Securities AFS	$6,281	2.08%	$42,008	1.61%	$53,043	2.29%	$366,412	1.94%	$467,744	1.95%
(1)Tax equivalent projected book yield as of September 30, 2020.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. Loans HFI as of September 30, 2020, were $1.65 billion, an increase of $210.3 million, or 14.6%, compared to $1.44 billion as of December 31, 2019. The increase in loans HFI was primarily due to the issuance of PPP loans in the second quarter of 2020.
In the second quarter of 2020, Red River Bank originated 1,384 PPP loans totaling $199.0 million, with an average PPP loan size of $144,000. As of September 30, 2020, unamortized PPP loan origination fees were $5.4 million, resulting in $193.5 million of PPP loans, net of deferred income, or 11.7% of loans HFI. On September 14, 2020, we began accepting PPP loan forgiveness applications, and as of September 30, 2020, 20.6% of our PPP loan customers have submitted forgiveness applications.
On October 8, 2020, the SBA and U.S. Treasury authorized a streamlined PPP loan forgiveness application process for PPP loans of $50,000 or less. Approximately 54% of our PPP loan accounts may be eligible for the streamlined process. As of October 31, 2020, we have received forgiveness applications from 37.0% of our PPP loan customers.
As of September 30, 2020, loans HFI excluding $193.5 million of PPP loans (non-GAAP), net of deferred income, were $1.46 billion, an increase of $16.8 million, or 1.2%, from December 31, 2019. The increase in non-PPP loans was attributable to new loan activity in our newer markets, mainly in the third quarter of 2020. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$567,037	34.4%	$531,990	37.0%
One-to-four family residential	426,758	25.9%	420,020	29.2%
Construction and development	129,879	7.9%	132,461	9.2%
Commercial and industrial	249,313	15.1%	267,940	18.6%
SBA PPP, net of deferred income	193,532	11.7%	—	—%
Tax-exempt	59,418	3.6%	56,494	3.9%
Consumer	23,335	1.4%	30,019	2.1%
Total loans HFI	$1,649,272	100.0%	$1,438,924	100.0%
Total non-PPP loans HFI (non-GAAP)	$1,455,740		$1,438,924
Total loans HFS	$23,358		$5,089

Loan Payment Deferments
During the first quarter and continuing into the second quarter of 2020, we granted 90-day loan payment deferments for requesting borrowers impacted by pandemic-related economic shutdowns. Through June 30, 2020, loans with payment deferments totaled $272.2 million, or 19.1% of non-PPP loans HFI (non-GAAP).
As of September 30, 2020, $23.3 million, or 1.6% of non-PPP loans HFI (non-GAAP), remained on active deferral and were deferrals of principal payments only. Active deferrals included approved second 90-day deferrals of $22.4 million.
As of October 31, 2020, $12.4 million or 0.9%, of non-PPP loans HFI (non-GAAP), remained on active deferral and included approved second 90-day deferrals of $12.2 million.
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
Industry and Other Portfolio Sectors
We have identified certain sectors within our loan portfolio that we believe have a heightened overall level of risk due to pandemic-related macro-economic conditions. The following table shows non-PPP loans HFI (non-GAAP) in these sectors as of the date indicated:

	September 30, 2020				December 31, 2019
	Loans		Loans with Active COVID-19 Payment Deferment		Loans
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Hospitality services:
Hotels and other overnight lodging	$25,287	1.7%	$15,539	1.1%	$24,297	1.7%
Restaurants - full service	10,594	0.7%	1,340	0.1%	11,444	0.8%
Restaurants - limited service	12,508	0.9%	—	—%	8,123	0.6%
Other	5,560	0.4%	—	—%	3,340	0.2%
Total hospitality services	$53,949	3.7%	$16,879	1.2%	$47,204	3.3%
Hospitality services average loan size	$383				$319

Retail trade:
Automobile dealers	$36,096	2.5%	$—	—%	$39,069	2.7%
Other retail	21,345	1.5%	—	—%	24,772	1.7%
Total retail trade	$57,441	4.0%	$—	—%	$63,841	4.4%
Retail trade average loan size	$326				$340

Energy	$26,767	1.8%	$—	—%	$31,777	2.2%
Energy average loan size	$704				$836

Total sectors	$138,157	9.5%	$16,879	1.2%	$142,822	9.9%
In the hotels and other overnight lodging sector, we have one property financed in tourism-driven downtown New Orleans, Louisiana. The remaining hotel properties in our portfolio are located throughout Louisiana and are not located in areas that are primarily tourism-driven. The majority of our restaurant credits are in fast and quick service concepts and are not located in tourism-driven areas.

The following table shows non-PPP loans HFI (non-GAAP) in other non-industry specific areas that we believe may be affected by the pandemic:

	September 30, 2020
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Loans collateralized by non-owner occupied properties leased to retail establishments	$43,914	3.0%

Credit card loans:
Commercial	$1,461	0.1%
Consumer	875	0.1%
Total credit card loans	$2,336	0.2%
Our health care loans are made up of a diversified portfolio of health care providers. As of September 30, 2020, health care credits were $146.0 million, or 10.0% of non-PPP loans HFI (non-GAAP), compared to $133.4 million, or 9.3% of non-PPP loans HFI as of December 31, 2019. The average health care loan size was $322,000 as of September 30, 2020, and $274,000 as of December 31, 2019.
Within the health care sector, nursing and residential care loans were 4.1% of non-PPP loans HFI (non-GAAP) as of September 30, 2020, and 5.3% as of December 31, 2019. Loans to physician and dental practices were 5.7% of non-PPP loans HFI (non-GAAP) as of September 30, 2020, and 3.9% as of December 31, 2019. As of September 30, 2020, the health care sector had no active deferrals.
None of the markets in which we directly operate are characterized by a high degree of tourism-driven hospitality services. Likewise, our geographic footprint is not closely aligned with the bulk of Louisiana’s energy-concentrated local economies. We believe this provides our portfolio with some degree of insulation against the current stress in both of those segments.
The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	September 30, 2020
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$608,460	41.8%
Northwest	340,638	23.4%
Capital	395,573	27.1%
Southwest	69,449	4.8%
Northshore	41,620	2.9%
Total non-PPP loans HFI	$1,455,740	100.0%
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
NPAs totaled $5.2 million as of September 30, 2020, down $1.3 million, or 19.3%, from $6.5 million as of December 31, 2019, primarily due to the partial paydown and ultimate charge-off of a nonaccrual energy credit and the sale of foreclosed assets, partially offset by additional loans placed on nonaccrual status in the third quarter. The ratio of NPAs to total assets improved to 0.21% as of September 30, 2020, from 0.33% as of December 31, 2019.

Nonperforming loan and asset information is summarized below:

(dollars in thousands)	September 30, 2020	December 31, 2019
Nonperforming loans:
Nonaccrual loans	$4,305	$5,319
Accruing loans 90 or more days past due	82	—
Total nonperforming loans	4,387	5,319
Foreclosed assets:
Real estate	828	1,128
Other	—	18
Total foreclosed assets	828	1,146
Total NPAs	$5,215	$6,465

Troubled debt restructurings:(1,2)
Nonaccrual loans	$1,239	$3,185
Accruing loans 90 or more days past due	—	—
Performing loans	1,377	1,695
Total TDRs	$2,616	$4,880

Nonperforming loans to loans HFI(1)	0.27%	0.37%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.30%	0.37%
NPAs to total assets	0.21%	0.33%
(1)Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
(2)In accordance with interagency regulatory guidance issued in March 2020, COVID-19 pandemic-related short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
(3)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Nonaccrual loans are summarized below by category:

(in thousands)	September 30, 2020	December 31, 2019
Real estate:
Commercial real estate	$1,857	$1,278
One-to-four family residential	729	607
Construction and development	—	38
Commercial and industrial	1,714	3,370
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	5	26
Total nonaccrual loans	$4,305	$5,319
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
Loans classified as pass are of satisfactory quality and do not require a more severe classification.
Loans classified as special mention have potential weaknesses that deserve management’s close attention. If these weaknesses are not corrected, repayment possibilities for the loan may deteriorate. However, the loss potential does not warrant substandard classification.

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
As of September 30, 2020, loans classified as pass were 98.9% of loans HFI, and loans classified as special mention and substandard were 0.1% and 1.0%, respectively, of loans HFI. There were no loans as of September 30, 2020, classified as doubtful or loss. As of December 31, 2019, loans classified as pass were 97.1% of loans HFI, and loans classified as special mention and substandard were 2.0% and 0.9%, respectively, of loans HFI. There were no loans as of December 31, 2019, classified as doubtful or loss.
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
When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable supportable forecasts. This model will replace the existing incurred loss model. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for us on January 1, 2023. Refer to "Item 1. Financial Statements - Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements" in this report for more information on ASU No. 2016-13.
As of September 30, 2020, the allowance for loan losses was $16.2 million, or 0.98% of loans HFI, and 1.11% of non-PPP loans HFI (non-GAAP). As of December 31, 2019, the allowance for loan losses totaled $13.9 million, or 0.97% of loans HFI. The $2.3 million increase in the allowance for loan losses for the nine months ended September 30, 2020, was due to $3.6 million from the provision for loan loss expense, partially offset by $1.3 million of net charge-offs on loans. The provision for loan losses for the nine months ended September 30, 2020, was $3.6 million, an increase of $2.2 million, or 152.7%, from $1.4 million for the nine months ended September 30, 2019. The increase in the provision for loan losses was due to expected economic pressures relating to the COVID-19 pandemic. Net charge-offs for the nine months ended September 30, 2020, were $1.3 million, primarily due to the charge-off of a nonaccrual energy credit in the second quarter of 2020. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Due to economic uncertainties related to the pandemic shutdowns and natural disasters affecting Louisiana, and future risks associated with COVID-19 pandemic levels, we are closely monitoring asset quality and will adjust the provision for loan losses as needed in the fourth quarter of 2020.

The following table displays activity in the allowance for loan losses for the periods shown:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Loans HFI	$1,649,272	$1,413,162
Non-PPP Loans HFI (non-GAAP)(1)	$1,455,740	$1,413,162
Average loans	$1,571,318	$1,375,129

Allowance for loan losses at beginning of period	$13,937	$12,524
Provision for loan losses	3,618	1,432
Charge-offs:
Real estate:
One-to-four family residential	—	(15)
Construction and development	(14)	—
Commercial and industrial	(1,316)	(574)
Consumer	(254)	(240)
Total charge-offs	(1,584)	(829)
Recoveries:
Real estate:
One-to-four family residential	8	3
Construction and development	1	88
Commercial and industrial	83	582
Consumer	129	106
Total recoveries	221	779
Net (charge-offs)/recoveries	(1,363)	(50)
Allowance for loan losses at end of period	$16,192	$13,906

Allowance for loan losses to loans HFI	0.98%	0.98%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.11%	0.98%
Net charge-offs to average loans	0.09%	0.00%
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
We believe the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for loan losses are subject to ongoing evaluations of the factors and loan portfolio risks described above, including economic pressures related to COVID-19 and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate and material additional provisions for loan losses could be required.
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
Total deposits increased $472.8 million, or 27.5%, to $2.19 billion as of September 30, 2020, from $1.72 billion as of December 31, 2019. Noninterest-bearing deposits increased by $338.4 million, or 57.8%, to $923.3 million. The increase in noninterest-bearing deposits was primarily due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, and strong deposit account opening activity. Noninterest-bearing deposits as a percentage of total deposits were 42.08% as of September 30, 2020, compared to 33.98% as of December 31, 2019. Interest-bearing deposits increased by $134.4 million, or 11.8%, to $1.27 billion with the largest increase in money market accounts. The increase in money market accounts was primarily a result of strong deposit account opening activity, a large, temporary deposit in late September 2020, and commercial customers maintaining larger deposit balances.

The following table presents our deposits by account type as of the dates indicated:

	September 30, 2020		December 31, 2019		Change from December 31, 2019 to September 30, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$923,286	42.1%	$584,915	34.0%	$338,371	57.8%
Interest-bearing deposits:
NOW accounts	304,616	13.9%	331,374	19.2%	(26,758)	(8.1)%
Money market accounts	498,293	22.7%	367,689	21.4%	130,604	35.5%
Savings accounts	135,396	6.2%	103,984	6.0%	31,412	30.2%
Time deposits < $100,000	108,021	4.9%	110,636	6.4%	(2,615)	(2.4)%
Time deposits $100,000 to $250,000	135,935	6.2%	131,957	7.7%	3,978	3.0%
Time deposits > $250,000	88,393	4.0%	90,565	5.3%	(2,172)	(2.4)%
Total interest-bearing deposits	$1,270,654	57.9%	$1,136,205	66.0%	$134,449	11.8%
Total deposits	$2,193,940	100.0%	$1,721,120	100.0%	$472,820	27.5%

Our depositors are a mix of commercial entities, consumers, and public agencies. Commercial deposits increased $408.9 million to $1.07 billion as of September 30, 2020, due to commercial customers depositing the proceeds from their PPP loans, strong deposit account opening activity, a large, temporary deposit in late September 2020, and commercial customers maintaining larger deposit balances. The following table presents deposits by customer type as of the dates indicated:

	September 30, 2020		December 31, 2019		Change from December 31, 2019 to September 30, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,002,954	45.7%	$895,342	52.0%	$107,612	12.0%
Commercial	1,065,704	48.6%	656,814	38.2%	408,890	62.3%
Public	125,282	5.7%	168,964	9.8%	(43,682)	(25.9)%
Total deposits	$2,193,940	100.0%	$1,721,120	100.0%	$472,820	27.5%

The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	September 30, 2020
Three months or less	$44,744
Over three months through six months	35,157
Over six months through 12 months	78,264
Over 12 months through three years	44,827
Over three years	21,336
Total	$224,328
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
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of September 30, 2020, was $278.1 million, compared to $251.9 million as of December 31, 2019, an increase of $26.2 million, or 10.4%. This increase was attributable to $20.9 million of net income for the nine months ended September 30, 2020, a $6.4 million, net of tax, market adjustment to accumulated other comprehensive income related to securities AFS, and $313,000 of stock compensation, partially offset by $1.3 million in cash dividends and $122,000 for the repurchase of shares.
On August 27, 2020, our board of directors approved a stock repurchase program. The repurchase program authorizes us to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the quarter ended September 30, 2020, we repurchased 2,824 shares, for $122,000.
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of September 30, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework that became effective January 1, 2020.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2020, and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios.
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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average total loans increased $182.6 million, or 13.2%, for the nine months ended September 30, 2020, as compared to average total loans for the twelve months ended December 31, 2019. The increase in average total loans is primarily due to PPP loans originated during the second quarter of 2020. Our average deposits increased $290.4 million, or 17.6%, for the nine months ended September 30, 2020, as compared to the average deposits for the twelve months ended December 31, 2019. The increase in average total deposits was primarily due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, strong deposit account opening activity, a large, temporary deposit in late September 2020, and commercial customers maintaining larger deposit balances.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of September 30, 2020, securities AFS totaled $467.7 million compared to $335.6 million as of December 31, 2019. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of September 30, 2020, securities with a carrying value of $92.3 million, or 19.7% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $89.8 million, or 26.8% of the securities AFS portfolio, similarly pledged as of December 31, 2019.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of September 30, 2020 and December 31, 2019. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of September 30, 2020 and December 31, 2019, our net borrowing capacity from the FHLB was $608.1 million and $538.1 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of September 30, 2020 and December 31, 2019, we had total borrowing capacity of $709.1 and $639.1 million, respectively, through these combined funding sources. We had no outstanding balances from any of these funding sources as of September 30, 2020 or December 31, 2019.
As of September 30, 2020, we had cash and cash equivalents of $270.9 million compared to $133.3 million as of December 31, 2019. The increase of $137.6 million, or 103.2%, was a result of deposit growth outpacing loan growth, and a portion of excess liquidity was deployed into interest-bearing deposits in other banks.
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
As of September 30, 2020, we had $293.1 million in unfunded loan commitments and $9.9 million in commitments associated with outstanding standby letters of credit. We have monitored the requests for extensions of credit under these lines and have not identified any requests outside of the normal course of business that appear to be attributable to COVID-19 hardships. As of December 31, 2019, we had $257.0 million in unfunded loan commitments and $11.1 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
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

	As of September 30, 2020		As of December 31, 2019
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	35.0%	29.2%	20.2%	8.3%
+200	24.4%	23.6%	13.9%	7.0%
+100	13.5%	15.2%	7.4%	4.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	0.1%	(17.4)%	(8.0)%	(9.9)%
-200	0.6%	(14.7)%	(13.0)%	(22.3)%
The results above, as of September 30, 2020 and December 31, 2019, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into our risk model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities. As of September 30, 2020, we had positive changes in net interest income in the down 100 and down 200 rate scenarios, whereas the results as of December 31, 2019, were negative percent changes in the down 100 and down 200 rate scenarios. This was primarily because as of September 30, 2020, most loan yields were at their effective floors within the model's base case scenario. Therefore, as interest expense decreases in the down rate scenarios, interest income holds relatively steady. This results in positive changes in net interest income from the base case as of September 30, 2020.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of September 30, 2020, floating rate loans were 13.8% of the loans HFI, and floating rate transaction deposits were 5.2% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2020, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	September 30,	June 30,	September 30,
(dollars in thousands, except per share data)	2020	2020	2019
Tangible common equity
Total stockholders' equity	$278,078	$271,117	$245,389
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$276,532	$269,571	$243,843
Common shares outstanding	7,325,333	7,322,532	7,306,221
Book value per common share	$37.96	$37.03	$33.59
Tangible book value per common share (non-GAAP)	$37.75	$36.81	$33.37

Tangible assets
Total assets	$2,490,928	$2,361,866	$1,938,854
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$2,489,382	$2,360,320	$1,937,308
Total stockholder's equity to assets	11.16%	11.48%	12.66%
Tangible common equity to tangible assets (non-GAAP)	11.11%	11.42%	12.59%

PPP-Adjusted Metrics
In the second quarter of 2020, Red River Bank originated 1,384 PPP loans totaling $199.0 million. As of September 30, 2020, unamortized PPP origination fees were $5.4 million, resulting in $193.5 million of PPP loans, net of deferred income, or 11.7% of loans HFI. The average PPP loan size was $144,000.
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

The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2020	2020	2019	2019
Non-PPP loans HFI
Loans HFI	$1,649,272	$1,615,298	$1,438,924	$1,413,162
Adjustments:
PPP loans, net	(193,532)	(192,655)	—	—
Non-PPP loans HFI (non-GAAP)	$1,455,740	$1,422,643	$1,438,924	$1,413,162

Assets excluding PPP loans, net
Assets	$2,490,928	$2,361,866	$1,988,225	$1,938,854
Adjustments:
PPP loans, net	(193,532)	(192,655)	—	—
Assets excluding PPP loans, net (non-GAAP)	$2,297,396	$2,169,211	$1,988,225	$1,938,854

Deposits	$2,193,940	$2,069,322	$1,721,120	$1,676,851
Allowance for loan losses	$16,192	$14,882	$13,937	$13,906
Nonperforming loans	$4,387	$3,442	$5,319	$6,648

Loans HFI to deposits ratio	75.17%	78.06%	83.60%	84.27%
Non-PPP loans HFI to deposits ratio (non-GAAP)	66.35%	68.75%	83.60%	84.27%

Allowance for loan losses to loans HFI	0.98%	0.92%	0.97%	0.98%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.11%	1.05%	0.97%	0.98%

Nonperforming loans to loans HFI	0.27%	0.21%	0.37%	0.47%
Nonperforming loans to non-PPP loans HFI	0.30%	0.24%	0.37%	0.47%
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and

Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2020, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.”
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is named as a defendant in a purported class action lawsuit, Aeron Averette v. Red River Bancshares, filed on August 28, 2020, in the 19th Judicial District Court of the State of Louisiana. The lawsuit alleges the Bank wrongfully imposed multiple non-sufficient funds fees on what the plaintiff describes as a single item presented for payment, thereby resulting in the Bank breaching its customer account agreement, abusing its rights, and being unjustly enriched. The plaintiff purports to represent a class consisting of all account holders in Louisiana who incurred similar charges by the Bank within the applicable prescriptive period. The plaintiff seeks unspecified damages, costs, fees, attorney’s fees, and general and equitable relief for herself and the purported class. The Company and Bank deny the allegations and intend to vigorously defend the matter. At this early stage of the lawsuit, we cannot determine the probability of a materially adverse result or reasonably estimate the potential exposure, if any.
From time to time, we, including our subsidiaries, are or may be involved in various legal matters arising in the ordinary course of business. In the opinion of management, neither we, nor any of our subsidiaries, are involved in such legal proceedings that the resolution is expected to have a material adverse effect on our consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes of these ordinary course claims or litigation against us or our subsidiaries could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect our reputation or that of our subsidiaries, even if resolved favorably.
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
•Credit and Collateral Risk. Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. These risks are particularly heightened as a result of the COVID-19 pandemic.
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
•Interest Rate and Profitability Risk. Our net interest income, lending activities, deposits, and profitability could be negatively affected by volatility in interest rates and other factors resulting from uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target federal funds rate to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. This decrease in interest rates could continue to negatively impact our net interest income and net income. Higher income volatility from changes in interest rates and spreads to benchmark indices could also cause a decrease in current fair market values of our assets. Fluctuations in interest rates may impact both the level of income and expense recorded on some of our assets and liabilities and the market value of applicable interest-earning assets and interest-bearing liabilities, which could, in turn, negatively affect our net income.
In addition to risks resulting from changes in the interest rates, our profitability may be negatively affected by other aspects of the COVID-19 pandemic. We temporarily reduced or eliminated (and could reduce or eliminate again) several of our normal customer service fees, which decreased (and could continue to decrease) our noninterest income, and in turn, our net income. The PPP loans that we originated may not be profitable for us because those loans have low interest rates and our related fees may be offset by increases in our provision for loan losses and our cost for implementing, managing, and finalizing the program. We have also experienced (and could continue to experience) lower than normal demand for our non-PPP loans due to the economic downturn related to the COVID-19 pandemic.
•Operational Risk. Our social-distancing measures and current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and banking center activity that largely depend on people and technology, including access to information technology systems, as well as information, applications, payment systems, and other services provided by third parties. In response to COVID-19, we modified our business practices with social-distancing measures that include, among other precautions, offering lobby access through appointments, spreading out employees, and facilitating certain employees to work remotely from their homes. It could become necessary to resume these precautions in the future while simultaneously experiencing a significant increase in our employees’ workloads due to increased customer needs and social-distancing guidelines. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures and increased electronic interaction with our customers also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation, and liability, and could seriously disrupt our operations and the operations of any affected customers.
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
•Liquidity Risk. Liquidity is essential to our business. Our most important source of funds is deposits, because we use those deposits to fund operations. During the COVID-19 pandemic, we may experience heightened liquidity risk. Customers may withdraw deposits to meet obligations during this time of business interruptions, or they may withdraw funds to keep cash on hand at home. Large depositors may withdraw funds in excess of FDIC deposit insurance limits as a result of economic concerns. During this challenging economic environment, our customers may also be more dependent on our credit commitments, and increased draws under currently unfunded lines of credit could increase our need for liquidity. In addition, we have offered payment deferral accommodations on many of the loans in our portfolio. The resulting delay in our receipt of regularly scheduled payments may reduce available funding. Also, our investment securities provide an alternative source of funds. We invest excess funds in mortgage-backed securities and municipal bonds, among other securities. If mortgage refinancing throughout the mortgage industry declines due to job losses, appraisal issues, or the availability of other third-party providers, cash flows from mortgage-backed securities could decline. The municipal bond sector could also be affected due to changes in tax revenues. Any of these events could reduce our normal levels of liquidity.
•Capital Risk. Adequate levels of capital enhance our ability to withstand periods of financial stress such as during the ongoing COVID-19 pandemic. For this reason, we are subject to significant regulatory capital requirements, and we currently satisfy all of those requirements. However, the ultimate impact of the pandemic is unknown. Prolonged pressures could deplete our reserves, requiring us to raise additional capital to provide sufficient resources and liquidity to meet applicable regulatory requirements, as well as to satisfy our commitments and business needs.
Our ability to raise additional capital depends on a number of factors, including without limitation our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and uncertainty relating to all of these factors has been significantly enhanced by the COVID-19 pandemic. In 2020, the pandemic has substantially increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. The market price for securities of publicly traded financial institutions has fluctuated dramatically, as has the public trading price of our common stock. If we need to raise additional capital in the current market environment, there is no assurance we will be successful, or that we will be able to raise capital on terms acceptable to us or without significant dilution to our existing shareholders. If we fail to maintain capital sufficient to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences.
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
The CARES Act included a significant loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP became available on April 3, 2020; however, because of the short time frame between the passing of the CARES Act and the opening of the PPP, there was and continues to be a significant amount of ambiguity in the laws, rules, and guidance regarding requirements for eligibility, underwriting, origination, funding, and forgiveness of the loans. This ambiguity and the speed which was necessary to implement the program expose us to regulatory and legal risks relating to noncompliance with the PPP.
PPP loans are also subject to regulatory requirements that require forbearance of loan payments for a specified time and limit our ability to pursue all available remedies in the event of a loan default. If a borrower under a PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates.
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
Regarding forgiveness of the PPP loans, governmental agencies have, and may continue to, change the rules, create new rules, or require additional forms or paperwork that the borrower may not complete appropriately. In addition, Economic Injury Disaster Loan Advances to PPP loan recipients, which were grants issued to businesses by the SBA separate from the PPP loan program, may be deducted from the PPP loan forgiveness repayments from the SBA to us. All of these items could negatively impact us.

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
Our purchases of shares of common stock made during the quarter consisted of stock repurchases made under our publically announced stock repurchase program and are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2020	—	$—	—	$—
August 1 - August 31, 2020	—	$—	—	$—
September 1 - September 30, 2020	2,824	$43.39	2,824	$2,878
Total	2,824	$43.39	2,824	$2,878
(1)On August 27, 2020, our board of directors approved a stock repurchase program. The repurchase program authorizes us to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on April 10, 2019)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: November 13, 2020	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)