Form 10-K
period 2020-12-31
RED RIVER BANCSHARES INC
filed 2021-03-19
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $207.8 million as of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the Registrant (and any trusts or entities that they own or control) are "affiliates".
As of March 5, 2021, the registrant had 7,308,537 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders of Red River Bancshares, Inc. to be held on May 6, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the Registrant's fiscal year ended December 31, 2020.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this report to “Red River Bank,” the “bank,” and the “Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this report are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2018 2-for-1 stock split	A stock split that was accomplished by a stock dividend with a record date of October 1, 2018, whereby each holder of the Company's common stock received one additional share of common stock for each share owned as of such date.
ACH	Automated clearing house
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Director Compensation Program	Compensation program which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Dodd-Frank Act	Dodd-Frank and Wall Street Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	United States Federal Housing Administration
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
IPO	Initial public offering
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Interbank Offered Rate
MSA	Metropolitan statistical area

ABBREVIATION OR ACRONYM	DEFINITION
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OCC	Office of the Comptroller of the Currency
OFAC	Office of Foreign Assets Control
OFI	Office of Financial Institutions
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PPP	Paycheck Protection Program
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
Source BIDCO	Source Business and Industrial Development Company, LLC
TDR(s)	Troubled debt restructuring(s)
USD	United States dollar
VA	United States Department of Veterans Affairs

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
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act and the Economic Aid Act which established the SBA PPP and the PPP Second Draw programs, and other changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
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
As of December 31, 2020, we were the third largest financial institution headquartered in Louisiana based on assets, with total assets of $2.64 billion, loans HFI of $1.59 billion, total deposits of $2.34 billion, and total stockholders’ equity of $285.5 million.
OUR MARKETS
We operate from a network of 25 banking centers throughout Louisiana and one combined loan and deposit production office in Lafayette, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; and the Northshore, which includes Covington.
We believe our markets offer us an attractive combination of growth opportunities and core deposit stability, as well as loan diversity. We operate nine banking centers, including our main office, in the Central Louisiana market, which we define to include Rapides and Avoyelles Parishes. We operate seven banking centers in our Northwest Louisiana market, which we define to include Caddo, Bossier, and DeSoto Parishes. In our Capital market, which we define to include East Baton Rouge and Ascension Parishes, we operate six banking centers. We also operate two banking centers in our Southwest Louisiana market, which we define to include Calcasieu Parish. In our Northshore Louisiana market, which we define to include St. Tammany Parish, we operate one banking center. We operate one combined loan and deposit production office in our Acadiana market, which we define to include Lafayette Parish.
We believe our current markets provide ample opportunities for the continued growth of our customer base, loans, and deposits, as well as the expansion of our overall market share in each area. Our goal is to replicate this growth in new markets as we continue to expand and implement our growth and expansion strategy. Our current markets, which are in diverse parts of Louisiana, are economic centers that provide for natural credit diversification and a hedge against industry downturns.
We are purposeful in choosing banking center locations and have sought out key locations in Louisiana through de novo development, as well as through two whole-bank acquisitions. Our emphasis on having a strategic network of banking centers, staffed by experienced bankers, differentiates us from our national and regional bank competitors, who are increasingly moving their customers to digital banking only platforms with limited personal service.
GROWTH AND EXPANSION STRATEGY
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
Expand Market Share in Existing Markets
We want to be the market leader and have a significant market share in all the communities we serve. Organic growth is our primary focus, which may be supplemented with strategic, targeted acquisitions when and if appropriate. We intend to expand our banking center network by opening additional banking centers in our existing markets to provide our customers with more convenient banking locations. We understand that relationships are our strategic advantage, and we continually seek to identify and recruit experienced bankers with broad relationship networks within our existing markets. We then strengthen those relationships by offering personalized products and services. We attract new customers through personal outreach by our bankers, targeted marketing campaigns, advertising in a variety of traditional and social media, and by filling the void left by competitors who are closing banking offices. Other outreach activities include helping our communities during times of need and having a presence at community events.

Opportunistic New Market Expansion
When evaluating potential new market opportunities, our standard due diligence includes both an assessment of the local economy as well as analysis of the local banking landscape. As part of our new market expansion plan, we expanded operations to three new markets between 2017 and 2020. In 2017, we began operations in the Southwest Louisiana market, which includes the Lake Charles, Louisiana MSA. During 2018 and 2019, we entered the Northshore market, located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. We most recently entered the Acadiana Louisiana market, which includes the Lafayette, Louisiana MSA. In 2020, we opened a combined loan and deposit production office in Lafayette and purchased banking center locations in Lafayette and Lake Charles, Louisiana.
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
BANKING SERVICES
We are primarily a business-focused banking organization, delivering specialized services to our customers. We target privately-owned commercial and industrial operating companies for both credit and treasury management services, while also providing owners and key employees with the same customized, personal service for their individual financial needs. Our personal banking business supports our commercial banking focus, provides attractive customer diversification, and enhances our growing base of core deposits. We offer each of these customers sophisticated products and services similar to those of much larger banks but delivered by bankers who can provide local and responsive decision-making, personal assistance, and an interest in their personal goals and the success of their businesses.
Lending
Lending activities originate from the efforts of our bankers, with an emphasis on lending to individuals, professionals, small and medium-sized businesses, and commercial companies located in our market areas.
Real Estate Loans
Commercial Real Estate Loans (Owner Occupied). Given our strategy of focusing on the banking needs of established operating companies within our geographic footprint, 20.1% of loans HFI as of December 31, 2020, consisted of owner occupied office and industrial real estate loans. Risks associated with owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower's management. In addition to a proven management team and track record, we focus on businesses with a history of strong, recurring cash flows. In particular, we target wholesale and professional service companies, as well as businesses with unique strengths in niche markets. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well diversified by industry type.
Commercial Real Estate Loans (Non-Owner Occupied). Our pursuit of non-owner occupied commercial real estate properties is reserved primarily for developers and other persons or entities of influence in our local markets who present additional business and personal relationship opportunities. This strategy is evidenced by our modest level of these loans relative to our capital, which has been consistent for many years. Risks associated with non-owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower's management. We target property types with a greater ability to withstand changes in market forces. Our underwriting criteria for non-owner occupied properties is even more conservative than our underwriting criteria for owner occupied properties due to the higher inherent risks generally associated with the former. Our target rate of return is also higher for non-owner occupied commercial real estate loans. As of December 31, 2020, our non-owner occupied commercial real estate loans were 14.9% of loans HFI.
One-to-Four Family Residential Loans. We offer first and second lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers within our geographic markets. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial and industrial, commercial real estate, and construction and development loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As of December 31, 2020, our one-to-four family residential loans were 27.9% of loans HFI.
Construction and Development Loans. Our construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes in our market areas. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the construction loan. As of December 31, 2020, our construction and development loans were 8.0% of loans HFI.
Commercial and Industrial Loans
We have expertise in meeting the financing needs of commercial operating companies. Our specialists in these areas understand the cash cycle, working capital, and the fixed asset acquisition needs of businesses, and this allows us to deliver customizable and effective financing solutions. The risks associated with commercial and industrial loans are derived from the expectation that the loans are generally serviced from the operations of the business, and those operations may not be successful. In addition, the collateral securing commercial and industrial loans generally includes movable property which may decline in value more rapidly than anticipated. We recommend and utilize sound commercial and industrial loan structures that limit our risks as a lender, while also helping to drive the success of our clients’ businesses. Commercial and industrial loans comprised 15.8% of loans HFI as of December 31, 2020.
SBA PPP Loans
SBA PPP loans are made to small businesses and other entities and individuals according to the criteria set forth by the CARES Act in March 2020. These loans are guaranteed by the SBA, have a 24-month term at an interest rate of 1.0%, and are subject to forgiveness by the SBA dependent upon meeting eligibility requirements. As of December 31, 2020, our SBA PPP loans were 7.5% of loans HFI.
Tax-Exempt Loans
We make tax-exempt loans to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically secured by and paid for by ad valorem taxes. As of December 31, 2020, our tax-exempt loans were 4.3% of loans HFI.
Consumer Loans
We also make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any. As of December 31, 2020, our consumer loans were 1.5% of loans HFI.
Loans Held for Sale
Our mortgage lending group originates home mortgage loans that are sold to investors on the secondary market. Loan types include conventional, VA, FHA, and Rural Development. In addition, the mortgage lending department plays a critical role in meeting our community reinvestment and fair lending goals. The mortgage group has a community specialist in each market focused on low-income and first-time home buyers, and we participate in various down payment assistance and low-income home loan programs to ensure the needs of our entire banking community are satisfied.
Commitments to Extend Credit
We had outstanding commitments to extend credit in the forms of lines of credit and standby letters of credit of approximately $293.8 million as of December 31, 2020. We use the same credit policies in making these commitments as we do for our other loans.

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
Treasury Management Services
Many of our clients and prospective clients have sophisticated depository needs. Our full array of commercial treasury services is designed to be competitive with banks of all sizes. Treasury management services include ACH, sweep, balance reporting, transfers between accounts, and stop payments. Cash management deposit products consist of remote deposit capture, merchant services, positive pay and automated fraud detection tools, account reconciliation services, zero balance accounts, and sweep accounts, including loan sweep accounts. We have a dedicated team of Treasury Management Officers (“TMOs”) who partner with our commercial and private bankers to meet those needs. Our TMOs analyze clients’ account activity and cash utilization and then recommend and implement solutions that enhance our clients’ efficiency, mitigate risks to their businesses, and maximize their earnings on available liquidity. Our TMOs provide in-person assistance with the initial setup of treasury services, as well as on-going client support post-implementation.
Private Banking Services
Our private banking group provides specialized deposit and loan products and services to high net worth individuals, business owners, and professionals. Consistent with our overall business philosophy, we seek to develop long-term relationships with our private banking clients through an emphasis on personal service and products tailored to their specific needs. From checking and savings products to sophisticated financing structures, we work to meet our clients’ changing needs.
Brokerage Services
We offer a broad range of products and services designed to meet the investment needs of all of our customers through our investment group. For the past 13 years, Cetera Investment Services LLC served as our registered broker-dealer. During the second quarter of 2020, we converted from Cetera Investment Services LLC to LPL Financial LLC as our registered broker-dealer. Our investment group executives, who are located in each of our markets, strive to fully understand each client’s unique financial situation, deliver a comprehensive plan, and provide the appropriate products to meet their needs. Our investment products include stocks, bonds, mutual funds, alternative investments, annuities, and insurance products. Through our partnership with registered investment advisors, our investment group also provides investment advisory services, financial planning services, and a comprehensive suite of retirement plans. As of December 31, 2020, our investment group had $647.8 million of assets under management.
Other Banking Services
We offer banking products and services that are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment, and electronic delivery of customer statements. In addition, we offer banking services in person, through ATMs, drive-through facilities, night deposits, telephone, mail, mobile banking, and remote deposits. We also offer debit cards, credit cards, direct deposits, cashier’s checks, and wire transfer services.
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

EMPLOYEES
As of December 31, 2020, we had 336 full-time equivalent employees. We believe that we maintain employment and benefit programs which are appropriate with respect to position responsibilities, competitive with the external market, and capable of attracting, retaining, and motivating competent employees. We seek to engage personnel at all levels by offering opportunities for learning, growth, and the achievement of career objectives, and we encourage our employees to volunteer in community service activities in the markets that we serve. We are an Equal Opportunity Employer committed to workplace diversity and inclusion.
We offer comprehensive compensation and benefits packages to our employees including a 401(k) Plan, healthcare and insurance benefits, health and childcare flexible spending accounts, and paid vacation and sick time. We also offer stock-based compensation to key employees as a way to attract and retain talent. For more information on our benefit plans and stock-based compensation, see "Item 8. Financial Statements and Supplementary Data - Note 9. Employee Benefits" and " - Note. 10 Stock-Based Compensation Plans," respectively, in this Annual Report on Form 10-K.
Beginning in March 2020, in response to the COVID-19 pandemic, we continued our commitment to the safety of our employees and the communities we serve by taking precautions to protect both employees and customers. We continue to carefully monitor local health conditions and follow recommended health and safety protocols.
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
SUPERVISION AND REGULATION
General
The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, FDIC, Louisiana OFI, CFPB, Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to such statutes, regulations, and policies can be significant and cannot be predicted.
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

Financial Services Industry Reform
As final rules and regulations implementing the Dodd-Frank Act have been adopted, and may continue to be adopted, this law has changed the bank regulatory framework and has affected the lending, deposit, investment, trading, and operating activities of banks and their holding companies.
A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “Supervision and Regulation” section. In addition to those requirements, the Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (1) requires certain publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (2) enhances independence requirements for compensation committee members; (3) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; and (4) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own director candidates using a company’s proxy materials.
While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of its impact on our operations is not yet determined. It is possible that existing rules may still be modified or repealed or that new rules may be implemented.
The Economic Growth Act, which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights with potential implications for us is its increase in the asset threshold under the Federal Reserve’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion. Another significant provision is the Economic Growth Act’s directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. The CBLR framework and its implications for us are discussed in more detail below under the heading " - Bank Regulation - Capital Adequacy Requirements."
At this time, it is difficult to anticipate the continued impact the above-described legislation may have on our business, our customers, and the financial industry generally. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act may impact the profitability of our business activities; require changes to certain of our business practices; impose upon us more stringent capital, liquidity, and leverage requirements; or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.
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
Acquisitions by Bank Holding Companies
We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5.0% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition; the financial condition, managerial resources, and future prospects of the bank holding company and the banks concerned; the convenience and needs of the communities to be served (including the record of performance under the CRA); the effectiveness of the applicant in combating money laundering activities; and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquiror or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.

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
Regulatory Restrictions on Dividends; Source of Strength
As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company's net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company's capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited as a result of the capital conservation buffer under the Basel III regulatory capital framework to the extent it becomes applicable to us. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under any applicable minimum capital requirements.
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

Volcker Rule
Section 13 of the Bank Holding Company Act of 1956, commonly known as the "Volcker Rule," has generally prohibited insured depository institutions and their affiliates from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading. The Economic Growth Act exempts insured depository institutions with $10.0 billion or less in total consolidated assets from the Volcker Rule, and the Federal Reserve has effectively extended the exemption to bank holding companies with $10.0 billion or less in total consolidated assets.
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
Capital Adequacy Requirements
The FDIC and Louisiana OFI monitor the capital adequacy of Red River Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the Basel III capital rules, Red River Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.0%, (2) a common equity Tier I risk-based capital ratio of 4.5%, (3) a Tier I risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%. The Basel III capital rules also require the Bank to establish a capital conservation buffer equal to 2.500% of total risk-weighted assets. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress, which can be drawn down as losses are incurred. An institution that does not satisfy the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.
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
In September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

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
To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.0%, a Tier I risk-based capital ratio of at least 8.0%, a common equity Tier I risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.
Banks that are adequately, but not well, capitalized may not accept, renew, or rollover brokered deposits without a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on deposits. The FDIC’s prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew, or rollover brokered deposits, and are required to submit a capital restoration plan. The FDIC may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank.
Bank Mergers
Section 18(c) of the FDIA, known as the “Bank Merger Act,” requires the written approval of a bank’s primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of, another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in certain significant anti-competitive effects. In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, the bank's CRA performance, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities.
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
Regulatory Restrictions on Dividends
Red River Bank is subject to certain restrictions on dividends under federal and state laws, regulations, and policies. In general, Louisiana law provides that Red River Bank may not pay any dividends to the Company unless the Bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the Louisiana OFI is required for Red River Bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year.
In addition, under federal law, Red River Bank may not pay any dividend to the Company if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate capital conservation buffer, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the FDIC, Red River Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued guidance providing that a bank generally should pay dividends only when (1) the bank’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the bank’s capital needs, asset quality, and overall financial condition.
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

To do so, a bank must be well capitalized, well managed, and have a CRA rating from its primary federal regulator of "Satisfactory" or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of Satisfactory or better.
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total risk-based capital, or (2) total commercial real estate loans represent 300.0% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. As of December 31, 2020, Red River Bank’s total reported loans for construction, land development, and other land represented less than 100.0% of the Bank’s total risk-based capital, and its total commercial real estate loans represented less than 300.0% of the Bank’s total risk-based capital.
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
In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (1) clarify which activities qualify for CRA credit; (2) update which areas are eligible for activity that qualifies for CRA credit; (3) create a more transparent and objective method for measuring CRA performance; and (4) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. In May 2020, the OCC issued its final CRA rule, which became effective for national banks on October 1, 2020. The FDIC has not yet finalized the corresponding revisions to its CRA rule that would apply to Red River Bank as a state-chartered institution. Red River Bank received a “Satisfactory” rating in its most recent CRA examination in 2019.
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

Mortgage Lending Rules
The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a presumption or rebuttable presumption of compliance for loans that are “qualified mortgages.” The CFPB has also issued regulations that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan’s monthly payments. These regulations extend the requirement that creditors verify and document a borrower’s income and assets to include a requirement to verify all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages” based on adherence to certain underwriting standards and certain restrictions on loan terms. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be "qualified mortgages." Also, the Dodd-Frank Act and the CFPB’s final rule on loan originator compensation prohibit certain compensation payments to loan originators and the steering of consumers to loans not in their interest, particularly if the loans will result in greater compensation for a loan originator. The Dodd-Frank Act and the CFPB’s implementing regulations, including the TILA-RESPA integrated disclosure rules, also impose disclosure requirements with respect to the origination and sale of residential mortgages.
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
Federal law and regulations also include certain information security guidelines that require a bank, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cybersecurity risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks.

Federal Home Loan Bank System
Red River Bank is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional Federal Home Loan Banks composing the Federal Home Loan Bank system. The Federal Home Loan Banks make loans to their member banks in accordance with policies and procedures established by the Federal Home Loan Bank system and the board of directors of each regional Federal Home Loan Bank. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for the financing of residential housing. As a member of the Federal Home Loan Bank of Dallas, Red River Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. All loans, advances, letters of credit and other extensions of credit made by the Federal Home Loan Bank of Dallas to Red River Bank are secured by a portion of Red River Bank's loan portfolio, as well as capital stock of the Federal Home Loan Bank of Dallas held by Red River Bank.
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
Future Legislation and Regulatory Reform
In light of current conditions and the market outlook, regulators may increase their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies, and the effects of that legislation, regulation, and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans, or future prospects, and the overall growth and distribution of loans, investments, and deposits. Such legislation, regulation, and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans, and future prospects of commercial banks in the past and are expected to continue to do so.

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
Risks Related to the Ongoing COVID-19 Pandemic
The COVID-19 pandemic is adversely affecting our business, financial condition, and results of operations, and the ultimate impact will depend on future developments which are uncertain and cannot be predicted.
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, prompted decreases in interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue for a prolonged period or result in sustained economic stress, many of the risk factors identified in this Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse effect on us related to credit, collateral, interest rate risk, profitability, and operations as described in the following sections.
•Credit and Collateral Risk. The spread of COVID-19 has caused, and may continue to cause, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability. All of these factors could cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures, and credit losses, particularly if the available collateral is insufficient to cover our exposure.
The effects of COVID-19 on economic activity could negatively affect collateral values and our ability to liquidate such collateral. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or may result in a delay in our taking certain remedial actions, such as foreclosure. All of these factors could cause the level of our nonperforming loans, charge-offs, and delinquencies to increase, potentially requiring significant future provisions for credit losses.
•Interest Rate Risk. Our net interest income, lending activities, deposits, and profitability could be negatively affected by volatility in interest rates and other factors resulting from uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target federal funds rate to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. This low interest rate environment has and could continue to negatively impact our net interest income and net income. Higher income volatility from changes in interest rates and spreads to benchmark indices could also cause decreases in current fair market values of our assets. Fluctuations in interest rates may impact both the level of income and expense recorded on some of our assets and liabilities and the market value of applicable interest-earning assets and interest-bearing liabilities, which could, in turn, negatively affect our net income.
•Profitability Risk. Our profitability has and could continue to be negatively affected by changes in interest rates as well as other aspects of the COVID-19 pandemic. In the second quarter of 2020, we temporarily reduced or eliminated (and could reduce or eliminate again) several of our normal customer service fees, which decreased our noninterest income, and in turn, our net income. We have also experienced (and could continue to experience) lower than normal demand for our non-PPP loans due to the economic downturn related to the COVID-19 pandemic.
•Operational Risk. While we continue to take precautions related to COVID-19 in terms of physical separation of employees from each other and from customers, resuming all precautions implemented earlier in the pandemic could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and banking center activity that largely depend on people and technology, including access to information technology systems, as well as information, applications, payment systems, and other services provided by third parties. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. Work-from-home measures and increased electronic interaction with our customers also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation, and liability, and could seriously disrupt our operations and the operations of any affected customers.
Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral; title companies; vendors that supply essential services such as loan servicers, providers of financial information, systems, analytical tools, and electronic payment and settlement systems; and local, state, and federal government agencies, offices, and courthouses. In light of the measures in responding to the pandemic, many of these entities have limited and may continue to limit the availability of and access to their services. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain parishes, which slows the process for title work, mortgage, and Uniform Commercial Code filings in those parishes. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may materially and adversely affect our operations.
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
As a participating lender in the PPP, we are subject to risks related to the SBA program and related PPP loans.
The CARES Act in March of 2020 and the Economic Aid Act in December of 2020 include a significant loan program administered through the SBA referred to as the PPP which includes the PPP Second Draw program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP became available on April 3, 2020. Due to how quickly each act was passed, there was and continues to be a significant amount of ambiguity and changes in the laws, rules, and guidance regarding requirements for eligibility, underwriting, origination, funding, and forgiveness of PPP loans. This ambiguity and changes and the speed which was necessary to implement the program expose us to regulatory and legal risks relating to noncompliance with the PPP.
PPP loans are also subject to regulatory requirements that require forbearance of loan payments for a specified time and limit our ability to pursue all available remedies in the event of a loan default. If a borrower under a PPP loan fails to qualify for loan forgiveness, our risk is heightened because we hold these loans at unfavorable interest rates.
We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or seek recovery from us of any loss related to the deficiency. In addition, we have credit risk related to how forgiveness of PPP loans is handled and how the forgiveness amounts are determined. Governmental agencies have, and may continue to change the rules, create new rules, have a very detailed review process, or require additional forms or paperwork that the borrower may not complete appropriately. All of these items could negatively impact us.
Since the commencement of the PPP, numerous other banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. We may be exposed to similar litigation from customers, non‑customers, and agents that approach us regarding PPP loans and regarding our procedures for processing applications, funding PPP loans, and coordinating the forgiveness of the loans. If any such litigation is initiated against us, it may result in significant financial liability, significant litigation costs, or adversely affect our reputation. Any of these legal, regulatory, and credit risks related to our participation in the PPP could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Credit Activities
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
A significant portion of our loan portfolio consists of real estate loans which subjects us to potential impairment of the collateral securing the loan if the real estate economy experiences negative changes as well as costs and potential risks associated with the ownership of the real property if we are forced to foreclose.
The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values in many Louisiana markets have experienced periods of fluctuation over the last several years. As of December 31, 2020, $1.13 billion, or 70.9%, of loans HFI were secured by real estate as the primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Real estate values and real estate markets are affected by many factors, such as changes in national, regional, or local economic conditions; the rate of unemployment; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes; regulations and policies; and acts of nature, such as hurricanes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Consequently, we could be required to increase our allowance for loan losses, adversely affecting profitability. Additionally, we may have to foreclose on the collateral property to protect our investment. We may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate, including potential environmental liability due to contamination of a property either during ownership or after divesting of it. As of December 31, 2020, we held approximately $896,000 in OREO. This amount could increase in the future, depending upon the level of our real estate foreclosures and our ability to efficiently divest of the foreclosed OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other types of loans.
Our loan portfolio includes non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2020, our construction and development loans, non-owner occupied commercial real estate loans, and non-real estate secured loans financing commercial real estate activities totaled $365.5 million, or 23.0%, of loans HFI. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This projected income may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose us to greater credit risk than loans secured by residential real estate because there are fewer potential purchasers for the commercial real estate collateral, which can make liquidation more difficult. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on an individual loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability. Any of these potential consequences could have a material adverse effect on our business, financial condition, and results of operations.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2020, $442.9 million, or 27.9%, of our total loan portfolio was secured by first liens on one-to-four family residential loans. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the borrowers’ ability to meet their loan payment obligations. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of losses due to default. A downturn in the housing market coupled with elevated unemployment rates may also result in a decline in demand for our products and services.
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
As of December 31, 2020, approximately $250.4 million, or 15.8%, of loans HFI were commercial and industrial loans collateralized, in general, by general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on an individual loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory. These types of collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices, real estate values, or liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage. These events, in turn, may expose us to credit losses that could adversely affect our business, financial condition, and results of operations.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our loan portfolio, our historical loss experience, and conditions within our markets. As of December 31, 2020, our allowance for loan losses totaled $18.0 million, which represents approximately 1.13% of loans HFI. The allowance for loan losses represents our estimate of probable losses in our loan portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of our loan portfolio, historical loss experience, and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating, and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. All of these factors are beyond our control, and such losses may exceed our current estimates.
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
As of December 31, 2020, we had nonperforming assets of $4.2 million, or 0.16% of total assets. Nonperforming assets adversely affect our net income in various ways. We do not record interest income on OREO or on nonperforming loans, which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets also increases our risk profile, which may cause our regulators to require additional amounts of capital. Finally, nonperforming assets can take significant time and resources to resolve, causing the related costs of maintaining those assets to increase. These effects may be particularly pronounced in a market of reduced real estate values and excess inventory. Such losses and expenses due to any increase in nonperforming assets could have a material adverse effect on our business, financial condition, and results of operations.
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
We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and other parties.
In deciding whether and upon what terms to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information, and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to entering into the transaction. In addition, one or more of our employees could cause a significant breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations, or systems. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. We are often contractually required to indemnify counterparties for losses caused by a material misrepresentation, and a loan subject to a material misrepresentation is typically not marketable or, if sold, is subject to repurchase. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Interest Rates and Economic Conditions
Interest rate shifts could reduce net interest income.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income represents the difference between the interest income we earn on loans, investments, and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. When interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2020, meaning that our assets have the opportunity to reprice at a faster pace than our liabilities. Consequently, we estimate our net interest income would decrease in a falling interest rate environment and increase in a rising interest rate environment.
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
We are a community banking franchise concentrated in Louisiana. As of December 31, 2020, 93.6% of loans HFI were made to borrowers who reside or conduct business in Louisiana, and substantially all of our real estate loans are secured by properties located in Louisiana. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment, or income growth in any of our markets is negative or slower than projected, income levels, deposits, and real estate development could be adversely impacted. Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.
Volatility in oil prices and downturns in the energy industry, particularly in Louisiana, could lead to increased credit losses in our loan portfolio.
As of December 31, 2020, we had non-PPP energy loans of $20.4 million, or 1.4%, of non-PPP loans HFI (non-GAAP). For further information on non-GAAP financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures." We also may have indirect exposure to energy prices, as some of our non-energy customers’ businesses may be affected by volatility with the oil and gas industry and energy prices. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress with respect to those borrowers. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances, or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Louisiana. All of these potential consequences could have a material adverse effect on our business, financial condition, and results of operations.
Natural disasters, acts of war or terrorism, the impact of pandemics, civil unrest, and other external events could result in a disruption of our operations and increases in loan losses.
A significant portion of our business is generated from Louisiana markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes, and other natural disasters. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a natural disaster. Additionally, our business could be adversely affected by the effects of civil unrest or a widespread outbreak of disease pandemics, including the ongoing pandemic caused by COVID-19.
If the economies in our primary markets experience an overall decline as a result of these types of external events, demand for loans and our other products and services could be reduced. In addition, the rate of delinquencies, foreclosures, bankruptcies, and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair borrowers’ ability to repay their loans. Such external events could, therefore, result in decreased revenue and increased loan losses. All of these consequences could have a material adverse effect on our business, financial condition, and results of operations.
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the U.S. The business environment in which we operate can be impacted by uncertainty about the federal fiscal and monetary policymaking process. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. The medium and long-term fiscal outlook of the federal government and U.S. economy are concerns for businesses, consumers, and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities, could affect the stability of global financial markets, which could hinder domestic economic growth. Uncertainty regarding both short and long-term interest rates impacts our ability to attract deposits and manage net interest margin. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, and results of operations.
The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2020, we had $293.8 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from alternative sources. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due. Such an inability to satisfy our obligations could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Operations
We rely heavily on our executive management team and other key employees, and we could be adversely affected by an unexpected loss of their service.
Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate, and retain highly qualified management and employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees. If we unexpectedly lose the services of one or more of our key personnel, we would also lose the benefit of their skills, knowledge of our primary markets, and years of industry experience. We may not be able to identify and hire qualified replacement personnel on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, and results of operations.
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
It is difficult or impossible to defend against every risk posed by changing technologies and criminals intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists makes it increasingly difficult to prevent a security breach. Controls employed by our information technology department, our other employees, and our vendors could prove inadequate. We could also experience a breach due to circumstances such as intentional or negligent conduct on the part of employees or other internal sources, software bugs, or other technical malfunctions. Any of these threats may cause our customer accounts to become vulnerable to account takeover schemes or cyber-fraud. A breach of our security that results in unauthorized access to our data could expose us to disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines, significant increases in compliance costs, and reputational damage. Any of these consequences could have a material adverse effect on our business, results of operations, and financial condition.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity. Additionally, our operations could be interrupted if any of our third-party service providers experience financial difficulty, are inadvertently or intentionally negligent, are subject to cybersecurity breaches, terminate their services, or fail to comply with applicable banking regulations. Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.
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
The use of statistical and quantitative models and other quantitative analysis is intrinsic to bank decision-making and is becoming increasingly widespread in our operations. It is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Act and the Federal Reserve's Comprehensive Capital Analysis and Review submissions, we currently utilize stress testing for monitoring and managing interest rate risk and liquidity. While we believe the quantitative techniques and approaches of these models improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches, or misunderstanding or misuse of their outputs could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, cause adverse regulatory scrutiny. Any of these items could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to claims, litigation, and other proceedings that could result in legal liability.
From time to time, we, including our subsidiaries, are or may be involved in various legal matters arising in the ordinary course of business. One or more unfavorable outcomes of these ordinary course claims or litigation against us or our subsidiaries could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect our reputation or that of our subsidiaries, even if resolved favorably. Regardless of the scope or validity of such matters, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations, and distracting to management. If legal claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition, and results of operations.
We may be adversely affected by the condition or performance of our third-party brokerage partners.
We are not registered with the SEC as an investment advisor or broker-dealer. To provide a broader range of financial and investment services to our customers, we partner with third-parties who are licensed and registered to serve in those capacities. The investment products and services provided to our customers by virtue of these third-party channels generally are not insured by the FDIC. To the extent our customers use those products and services, we may have exposure for illegal, negligent, fraudulent, or other acts of these investment advisors and brokers. Although we seek to limit this exposure through clear disclosure, ongoing oversight, and contractual provisions requiring indemnification, limitations of liability, insurance coverage, and other similar protections, those obligations may not always be enforceable, or our third-party service providers ultimately may not have sufficient financial strength to fully comply. Losses due to this exposure or our inability to effectively manage the related third-party risks may have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Competition and Services
Our ability to attract and retain customers and maintain our reputation is critical to our growth, profitability, and market share.
We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors. Our business plan emphasizes relationship banking in order to originate loans, attract deposits, and provide other financial services. As a result, our reputation is one of the most valuable components of our business. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory, and technological changes; and the emergence of alternative sources for financial services, including fintech companies, which could cause us to lose some of our existing customers, and we may not be successful attracting new customers. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
Our expansion strategy focuses on organic growth, supplemented by strategic acquisitions and expansion of the Bank’s banking center network, or de novo expansion. De novo expansion carries with it certain potential risks, including possibly significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking center and successfully integrate and promote our corporate culture; poor market reception for de novo banking centers established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and additional strain on management resources and internal systems and controls. Failure to adequately manage these risks could have a material adverse effect on our business, financial condition, and results of operations.
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
From time to time, we implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. In doing so, we may invest significant time and resources. At the same time, we may not allocate the appropriate level of resources or expertise necessary to make these new efforts successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements, or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the ultimate implementation. Any new line of business, product, product enhancement, or service could also have a significant impact on the effectiveness of our system of internal controls. Consequently, our failure to successfully manage these types of development and implementation risks could have a material adverse effect on our business, financial condition, or results of operations.
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
Risks Related to Our Financial Stability
We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to satisfy regulatory requirements or maintain adequate protection against financial stress.
We must satisfy ongoing regulatory capital requirements, and regulatory capital requirements could increase from current levels. We may then need to raise additional capital to comply with these requirements or to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. Our ability to raise additional capital depends on a number of factors, including without limitation our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and as such, there is no assurance we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital sufficient to meet regulatory requirements, we may not be able to withstand periods of financial stress and we could be subject to enforcement actions or other regulatory consequences. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.
A lack of liquidity could impair our ability to fund operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Our most important source of funds is deposits. Historically, our deposits have provided a stable source of funds. However, deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. Even though a majority of our certificates of deposit renew upon maturity with what we believe are competitive rates, some of our more rate-sensitive customers may move those funds to higher-yielding alternatives. If our customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs, and reducing our net interest income and net income.
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
Factors beyond our control can significantly influence the fair value of securities in our investment portfolio, potentially resulting in adverse changes to the portfolio’s fair value. These factors include, but are not limited to, rating agency actions related to the securities, defaults by the issuer or with respect to the underlying collateral, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause OTTI and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any underlying collateral, and other relevant factors. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2020, 3.6% of loans HFI were indexed to LIBOR. While many of these loans contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans, derivatives, or financial instruments contain such provisions, and the existing provisions and/or recent modifications to our documents to address transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates. We may not be able to successfully amend these loans, derivatives, and financial instruments to provide for alternative benchmarks or alternative rate calculations. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect consumers, customers, depositors, the FDIC Deposit Insurance Fund, and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Red River Bank can pay to us and that we can pay to our shareholders, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require, require us to have an effective anti-money laundering program, and prohibit discriminatory lending practices and unfair, deceptive, or abusive acts. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.
Legislative and regulatory actions taken now or in the future, may increase our costs.
Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the financial services industry; impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures; and have an effect on collection and bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.
Certain aspects of current or proposed regulatory or legislative changes, if enacted or adopted, may impact the profitability of our business activities by requiring more oversight or changing certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads. They also may require us to invest significant management attention and resources to make necessary operational changes to comply. All of these events could have a material adverse effect on our business, financial condition, and results of operations.
Federal and state banking agencies periodically conduct examinations of our business, and our failure to comply with any supervisory actions as a result of such examinations could result in regulatory action or penalties.
As part of the bank regulatory process, the FDIC, the Louisiana OFI, and the Federal Reserve periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we or Red River Bank were in violation of any law or regulation, such agency may take a number of different remedial actions as it deems appropriate. These actions include the power to stop any practices such agency found to be unsafe or unsound; to require affirmative action to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to direct an increase in our capital; to restrict our ability to pay dividends; to restrict our growth; to assess civil money penalties against us, Red River Bank, or our respective officers or directors; to remove officers and directors; and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate Red River Bank’s deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities, result in regulatory restrictions, or require us to commit capital resources to support Red River Bank.
Because Red River Bank does not intend to utilize the simplified CBLR framework, it remains subject to rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III. The rules establish a regulatory capital standard based on common equity Tier I, require the Bank to satisfy a minimum capital adequacy requirement, and impose a capital conservation buffer. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers.
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
In addition, the Federal Reserve may require us to commit capital resources to support Red River Bank. The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to make a capital injection to Red River Bank if it experiences financial distress. Such a capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or to raise additional equity capital to make the required capital injection. Any of these scenarios could have a material adverse effect on our business, financial condition, results of operations, and the value of our common stock.
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
Certain federal, state, and local laws are intended to eliminate lending practices which are considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans. They also may cause us to reduce the average percentage rate or the points and fees on loans that we do make. Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third party data service providers. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers, and other third parties). Ensuring that our collection, use, transfer, and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties, and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or incur significant liabilities, fines, or penalties, and could damage our reputation and otherwise have a material adverse effect on our business, financial condition, and results of operations.
We may be adversely affected by changes in U.S. tax laws and regulations.
Future changes in tax laws may have an adverse effect on our income tax expense, deferred tax balances, and the amount of taxes payable. This, in turn, could reduce our profitability, and could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to an Investment in Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult to sell shares at the volumes, prices, or times desired.
There are many factors that may impact the market price and trading volume of our common stock. In particular, the realization of any of the risks described in this "Item 1A. Risk Factors” of this Annual Report on Form 10-K could have a material adverse effect on the market price of our common stock, causing the value of any investment to decline. The stock market and, in particular, the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases has been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult for investors to sell shares at volumes, prices, or times desired.
Future sales or the availability for sale of substantial amounts of our equity securities in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
We may issue shares of equity securities as consideration for future acquisitions and investments and under compensation and incentive plans. We may also grant registration rights covering those shares of our equity securities in connection with any such acquisition or investment. Sales of substantial amounts of our equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.
Our directors and executive officers have significant control over our business.
As of December 31, 2020, our directors and executive officers beneficially owned approximately 23.9% of our issued and outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
The rights of our common shareholders may be subordinate to the holders of any debt securities or preferred stock that we may issue in the future.
As of December 31, 2020, we do not have any outstanding long-term debt. However, any future indebtedness that we may incur may be senior to our common stock. As a result, we would make payments on our potential future indebtedness before any dividends could be paid on our common stock, and, in the event of our bankruptcy, dissolution, or liquidation, the holders of our potential future indebtedness would be satisfied in full before any distributions could be made to the holders of our common stock.
Although we have not historically issued shares of preferred stock, our board of directors has the authority to issue in the aggregate up to 1,000,000 such shares, and to determine the terms of each issuance of preferred stock and any indebtedness, without shareholder approval. Accordingly, you should assume that any shares of preferred stock and any indebtedness that we may issue in the future will also be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, without limitation, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We will remain an emerging growth company until the earliest of (1) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our IPO on May 7, 2019, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, or (4) the date on which we are deemed to be a large accelerated filer under the Exchange Act. Investors may find our common stock less attractive if we rely on these exemptions, which may result in a less active trading market and increased volatility in our stock price.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Although we anticipate paying quarterly dividends going forward, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Our ability to pay dividends may also be limited on account of any potential future outstanding indebtedness, as we generally would make payments on outstanding indebtedness before any dividends could be paid on our common stock. Also, because our primary earning asset is our investment in the capital stock of Red River Bank, we may become dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations, and pay dividends on our common stock. Red River Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, and other factors deemed relevant by its board of directors. There are numerous laws and banking regulations and guidance that limit our and Red River Bank’s ability to pay dividends. For more information on dividend regulations, see “Item 1. Business - Supervision and Regulation.”
Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.
Certain provisions of our articles of incorporation and bylaws, each as amended and restated, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us, enable our board of directors to issue additional shares of authorized, but unissued capital stock; do not provide preemptive rights to our shareholders; enable our board of directors to issue “blank check” preferred stock with such designations, rights, and preferences as may be determined from time to time by the board; enable our board of directors to increase the size of the board and fill the vacancies created by the increase; do not provide for cumulative voting in the election of directors; enable our board of directors to amend our bylaws without shareholder approval; require the request of holders of at least 25.0% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting; establish an advance notice procedure for director nominations and other shareholder proposals; and require prior regulatory application and approval of any transaction involving control of our organization.
These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.
An investment in our common stock is not an insured deposit and is subject to risk of loss.
An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. An investment in our common stock is subject to investment risk, and the entire investment may be lost.
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
Our stock repurchase program may not enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.
On August 27, 2020, our board of directors approved a stock repurchase program. The repurchase program authorizes us to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which impacts our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities, and pay dividends and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Red River Bank operates from a network of 25 banking centers throughout Louisiana and one combined loan and deposit production office in Lafayette, Louisiana. The Bank's principal executive office is located at 1412 Centre Court Drive, Alexandria, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; and the Northshore, which includes Covington.
As of December 31, 2020, Red River Bank owned its main office building and 18 of its banking centers. The remaining banking office facilities were subject to lease agreements. Our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
Item 3. Legal Proceedings
The Company is named as a defendant in a purported class action lawsuit, Aeron Averette v. Red River Bancshares, filed on August 28, 2020, in the 19th Judicial District Court of the State of Louisiana. The lawsuit alleges the Bank wrongfully imposed multiple non-sufficient funds fees on what the plaintiff describes as a single item presented for payment, thereby resulting in the Bank breaching its customer account agreement, abusing its rights, and being unjustly enriched. The plaintiff purports to represent a class consisting of all account holders in Louisiana who incurred similar charges by the Bank within the applicable statute of limitations. The plaintiff seeks unspecified damages, costs, fees, attorney’s fees, and general and equitable relief for herself and the purported class. The Company and Bank deny the allegations and intend to vigorously defend the matter. At this early stage of the lawsuit, we cannot determine the probability of a materially adverse result or reasonably estimate the potential exposure, if any.
From time to time, the Company, including its subsidiaries, are or may be involved in various legal matters arising in the ordinary course of business. In the opinion of management, neither the Company, nor any of its subsidiaries, are involved in such legal proceedings that the resolution is expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against the Company or its subsidiaries could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of the Company or its subsidiaries, even if resolved favorably.
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
Holders of Record
As of March 5, 2021, there were approximately 300 holders of record of our common stock.
Dividends and Dividend Policy
Taking into consideration our performance and capital levels, we began paying quarterly cash dividends of $0.06 per share in 2020, resulting in $0.24 per share in cash dividends for the year ended December 31, 2020. Although we anticipate paying quarterly dividends going forward, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our historical and projected financial condition, liquidity, and results of operations; our capital levels and needs; any acquisitions or potential acquisitions that we are considering; contractual, statutory, and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors.
For information on regulatory restrictions on our and the Bank's present and future ability to pay dividends, see "Item 1. Business - Supervision and Regulation - Bank Holding Company Regulation - Regulatory Restrictions on Dividends; Source of Strength" and " - Bank Regulation - Regulatory Restrictions on Dividends."
Use of Proceeds from Registered Sales of Equity Securities
On May 7, 2019, we sold 663,320 new shares of our common stock at a public offering price of $45.00 per share in our IPO, including 90,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230798), which the SEC declared effective on May 2, 2019. FIG Partners, LLC and Stephens Inc. acted as underwriters. The offering commenced on May 3, 2019, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus that was filed with the SEC on May 3, 2019, pursuant to Rule 424(b)(4) under the Securities Act.
Issuer Purchases of Equity Securities
On August 27, 2020, our board of directors approved a stock repurchase program. The repurchase program authorizes us to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. We did not repurchase any of our shares of common stock under a share repurchase plan during the three months ended December 31, 2020. As of December 31, 2020, approximately $2.9 million remains available to repurchase shares under the stock repurchase program.

Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial information for each of the periods indicated. The historical financial information as of and for the years ended December 31, 2020 and 2019, except for the selected ratios, is derived from our audited consolidated financial statements included elsewhere in this document. The historical financial information as of and for the years ended December 31, 2018, 2017, and 2016, except for the selected ratios, is derived from our audited consolidated financial statements that are not included in this document. Our historical results may not be indicative of our future performance.
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

	As of and for the Years Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Selected Period End Balance Sheet Data:
Total assets	$2,642,634	$1,988,225	$1,860,588	$1,724,264	$1,644,877
Cash and due from banks	29,537	25,937	34,070	29,819	27,588
Interest-bearing deposits in other banks	417,664	107,355	117,836	29,848	92,921
Securities available-for-sale	498,206	335,573	307,877	345,344	304,766
Securities held-to-maturity	—	—	—	8,991	10,193
Loans held for sale	29,116	5,089	2,904	1,867	3,146
Loans held for investment	1,588,446	1,438,924	1,328,438	1,247,666	1,146,675
Allowance for loan losses	17,951	13,937	12,524	10,895	10,544
Noninterest-bearing deposits	943,615	584,915	547,880	504,286	475,164
Interest-bearing deposits	1,396,745	1,136,205	1,097,703	1,021,699	997,725
Total deposits	2,340,360	1,721,120	1,645,583	1,525,985	1,472,889
Junior subordinated debentures	—	—	11,341	11,341	11,341
Total stockholders’ equity	285,478	251,898	193,703	178,103	151,823

Selected Income Statement Data:
Interest and dividend income	$77,378	$73,725	$66,886	$58,405	$54,256
Interest expense	8,378	10,086	7,649	6,560	6,430
Net interest income	69,000	63,639	59,237	51,845	47,826
Provision for loan losses	6,293	1,810	1,990	1,555	1,658
Noninterest income	23,167	15,970	14,531	12,714	12,902
Operating expenses	51,406	47,335	43,422	40,473	38,361
Income before income tax expense	34,468	30,464	28,356	22,531	20,709
Income tax expense	6,323	5,640	5,300	8,546	5,607
Net income	$28,145	$24,824	$23,056	$13,985	$15,102
Common stock cash dividends	$1,759	$1,326	$1,009	$—	$—

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Per Common Share Data: (1)
Earnings per share, basic	$3.84	$3.51	$3.43	$2.16	$2.37
Earnings per share, diluted	$3.83	$3.49	$3.41	$2.14	$2.35
Book value per share	$38.97	$34.48	$29.23	$26.50	$23.86
Tangible book value per share(2,3)	$38.76	$34.27	$28.99	$26.27	$23.62
Cash dividends per share	$0.24	$0.20	$0.15	$—	$—
Shares outstanding	7,325,333	7,306,221	6,627,358	6,721,146	6,362,910
Weighted average shares outstanding, basic	7,322,158	7,072,689	6,716,943	6,483,958	6,378,568
Weighted average shares outstanding, diluted	7,345,045	7,115,514	6,756,102	6,526,828	6,416,708

Summary Performance Ratios:
Return on average assets	1.22%	1.30%	1.29%	0.82%	0.95%
Return on average equity	10.39%	10.86%	12.46%	8.45%	10.09%
Net interest margin	3.09%	3.47%	3.42%	3.14%	3.11%
Net interest margin (FTE)(4)	3.14%	3.52%	3.44%	3.20%	3.21%
Efficiency ratio(5)	55.77%	59.46%	58.86%	62.69%	63.17%
Loans HFI to deposits ratio	67.87%	83.60%	80.73%	81.76%	77.85%
Noninterest-bearing deposits to deposits ratio	40.32%	33.98%	33.29%	33.05%	32.26%
Noninterest income to average assets	1.00%	0.84%	0.81%	0.74%	0.81%
Operating expense to average assets	2.22%	2.49%	2.43%	2.37%	2.42%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.16%	0.33%	0.38%	0.60%	0.36%
Nonperforming loans to loans HFI	0.21%	0.37%	0.49%	0.83%	0.49%
Allowance for loan losses to loans HFI	1.13%	0.97%	0.94%	0.87%	0.92%
Net charge-offs to average loans	0.14%	0.03%	0.03%	0.10%	0.06%

Capital Ratios:
Total stockholders’ equity to total assets	10.80%	12.67%	10.41%	10.33%	9.23%
Tangible common equity to tangible assets(2,6)	10.75%	12.60%	10.34%	10.25%	9.14%
Total risk-based capital to risk-weighted assets	18.68%	18.02%	16.55%	15.91%	14.56%
Tier I risk-based capital to risk-weighted assets	17.55%	17.07%	15.62%	15.06%	13.69%
Common equity Tier I capital to risk-weighted assets	17.55%	17.07%	14.80%	14.20%	12.78%
Tier I risk-based capital to average assets	10.92%	12.82%	11.40%	11.21%	10.04%
(1)2017 and 2016 amounts adjusted to give effect to the 2018 2-for-1 stock split.
(2)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.
(3)We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period.
(4)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate for 2020, 2019, and 2018, and a 35% tax rate for 2017 and 2016 on tax-exempt securities and tax-exempt loans.
(5)Efficiency ratio represents operating expenses divided by the sum of net interest income and noninterest income.
(6)We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in financial condition and results of operations of Red River Bancshares, Inc. on a consolidated basis during the year ended December 31, 2020 and selected prior periods. This discussion and analysis should be read in conjunction with information presented elsewhere in this report, including "Item 6. Selected Financial Data" and our audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."
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
Our priority is to drive shareholder value through the establishment of a market-leading commercial banking franchise in Louisiana. We provide services through relationship-oriented bankers who are committed to their customers and the communities in which we offer our products and services. Our strategy is to expand geographically through the establishment of de novo banking centers in new markets and, to a lesser extent, through the acquisition of financial institutions with customer-oriented, compatible philosophies and in desirable geographic areas.
OVERVIEW
The year ended December 31, 2020, had many challenges and successes. We were impacted by the global outbreak of the COVID-19 pandemic, the passage of the CARES Act, changing government orders, economic shutdowns, a low interest rate environment, and two hurricanes that impacted our markets. Despite these challenges, we participated in the SBA PPP program, welcomed many new customers, implemented a stock buyback program, opened a new banking center, purchased two banking center locations, and had record high levels of mortgage activity, balance sheet growth, and earnings.
2020 Financial and Operational Highlights
•Net income for the year ended December 31, 2020, was $28.1 million, or $3.83 diluted EPS, an increase of $3.3 million, or 13.4%, compared to $24.8 million, or $3.49 diluted EPS, for the year ended December 31, 2019.
•The return on average assets was 1.22% for 2020 and 1.30% for 2019.
•The return on average equity was 10.39% for 2020 and 10.86% for 2019.
•Assets increased $654.4 million, or 32.9%, to $2.64 billion as of December 31, 2020, compared to $1.99 billion as of December 31, 2019. This increase was driven by a $619.2 million, or 36.0%, increase in deposits for the same period. The deposit growth in 2020 was due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, strong deposit account opening activity, and customers maintaining larger deposit balances.
•Loans HFI increased $149.5 million, or 10.4%, to $1.59 billion as of December 31, 2020, compared to $1.44 billion as of December 31, 2019. The increase in loans was mainly due to PPP loans originated during the year.
•Red River Bank participated in the SBA PPP, supporting Louisiana businesses with PPP loans. In the second quarter of 2020, Red River Bank originated 1,384 PPP loans totaling $199.0 million, with an average loan size of $144,000. In the fourth quarter of 2020, the SBA began approving our initial PPP loan forgiveness applications. As of December 31, 2020, PPP loans, net of deferred income, were $118.4 million.
•Mortgage loan production and income in 2020 were at record high levels for the Company.
•During 2020, our investment group successfully converted our registered broker-dealer relationship to LPL Financial LLC. This conversion allows us to support future brokerage services growth, as well as provide better technology and benefits to our customers and investment group.

•We expanded organically throughout Louisiana with the following:
◦Late in 2019, we purchased a banking center building in Sulphur, Louisiana, located in our Southwest Louisiana market. This property was remodeled and opened as a Red River Bank banking center late in the first quarter of 2020.
◦In the third quarter of 2020, we began operations in our newest market, Acadiana, which includes the Lafayette, Louisiana MSA. We hired an Acadiana market president and opened a combined loan and deposit production office in Lafayette.
◦In the fourth quarter of 2020, we purchased a banking center building in Lake Charles, Louisiana. This location allows us to continue to expand banking services in our Southwest Louisiana market. This property is being remodeled and is expected to open as a full-service banking center in the second quarter of 2021, pending all necessary regulatory approvals.
◦In the fourth quarter of 2020, we purchased a banking center building in Lafayette, Louisiana. This property is being remodeled and is expected to open as our Acadiana market's first, full-service banking center in the summer of 2021, pending all necessary regulatory approvals.
•Beginning in the first quarter of 2020, we began paying cash dividends on a quarterly basis. Quarterly cash dividends of $0.06 per common share were paid in 2020, resulting in cash dividends of $0.24 per common share for 2020, compared to $0.20 per common share for 2019.
•In August 2020, our board approved a stock repurchase program that authorizes us to purchase up to $3.0 million of our outstanding shares through August 27, 2021. In 2020, we repurchased 2,824 shares.
•Our Southwest and Central Louisiana markets were impacted by Hurricane Laura in August 2020 and Hurricane Delta in October 2020. Banking center locations in the impacted areas were temporarily closed prior to and after the hurricane; however, banking services quickly resumed. Red River Bank did not sustain any significant damage to its locations from these hurricanes.
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2020, was $28.1 million, or $3.83 diluted EPS, an increase of $3.3 million, or 13.4%, compared to $24.8 million, or $3.49 diluted EPS, for the year ended December 31, 2019. The increase in net income was primarily due to a $7.2 million increase in noninterest income and a $5.4 million increase in net interest income, partially offset by a $4.5 million increase in provision for loan losses and a $4.1 million increase in operating expenses. The return on average assets for the year ended December 31, 2020, was 1.22%, compared to 1.30% for the prior year. The return on average equity was 10.39% for the year ended December 31, 2020, compared to 10.86% for the prior year. Our efficiency ratio for the year ended December 31, 2020, was 55.77%, compared to 59.46% for the year ended December 31, 2019.
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
The Federal Reserve sets the target federal funds rate, which is the cost of immediately available overnight funds, and influences other market rates, such as the prime rate. These market rates impact pricing of certain assets and liabilities used by financial institutions. Our net interest income and net interest margin are directly affected by these rates and their changes. During 2019, the target federal funds rate remained consistent between January and July, decreased 75 bps in the second half of the year, and was 1.75% as of December 31, 2019. During 2020, the target federal funds rate decreased 150 bps in March, remained consistent the rest of the year, and was 0.25% as of December 31, 2020. Due to these fluctuations, the average effective federal funds rate was 2.16% for 2019 and 0.38% for 2020. In 2020, the lower interest rate environment impacted yields on new, renewing, and floating rate loans, short-term liquid assets, and taxable securities. For the year ended December 31, 2020, net interest income and net interest margin FTE were impacted by the lower interest rate environment.
Net interest income for the year ended December 31, 2020, totaled $69.0 million, a $5.4 million, or 8.4%, increase from the year ended December 31, 2019. Net interest income increased due to a $3.7 million, or 5.0%, increase in interest and dividend income, combined with a $1.7 million, or 16.9%, decrease in interest expense. The increase in interest and dividend income was due to $5.6 million of PPP loan income recorded during 2020 and a $360,000 increase in interest income for total securities, partially offset by a $1.4 million decrease in interest income on short-term liquid assets and a $904,000 decrease in non-PPP loan income. In 2020, deposit growth exceeded loan growth which created excess liquidity. During 2020, this excess liquidity was deployed into interest-bearing deposits in other banks, as well as securities. For the year ended December 31, 2020, compared to the year ended December 31, 2019, average short-term liquid assets increased $110.1 million, while the interest income for these liquid assets decreased $1.4 million because of the lower interest rate environment. For the same period, average total securities increased $83.5 million resulting in an increase in interest income for total securities that was partially offset by a decrease in yield. For the year ended December 31, 2020, average non-interest bearing deposits increased $229.8 million, or 39.8%, and average interest-bearing transaction deposits increased $138.3 million, or 18.7%, compared to the prior year. Interest expense decreased as a result of our decision to reduce interest rates on deposits during the year ended December 31, 2020, combined with redeeming the junior subordinated debentures mid-2019 and eliminating the related interest expense.
Net interest margin FTE decreased 38 bps to 3.14% for the year ended December 31, 2020, from 3.52% for the year ended December 31, 2019, mainly due to the Federal Reserve lowering interest rates 225 bps since August 2019. The yield on loans decreased 29 bps to 4.30% for the year ended December 31, 2020, compared to 4.59% for the prior year, due to the impact of the low interest rate environment on new, renewed, and floating rate loans. As of December 31, 2020, floating rate loans were 14.6% of loans HFI. For the year ended December 31, 2020, the yield on taxable securities decreased 53 bps to 1.60%, compared to 2.13% for the prior year. The yield decreased as securities purchased throughout 2020 were at lower yields than the portfolio yield for taxable securities as of December 31, 2019, combined with an increase in amortization expense on mortage-backed securities. For the year ended December 31, 2020, compared to the prior year, the yield on federal funds sold decreased 184 bps, and the yield on interest-bearing balances due from banks decreased 190 bps, due to the lower interest rate environment. The resulting yield on interest-earning assets was 3.47% for the year ended December 31, 2020, a 56 bp decrease, compared to 4.03% for the prior year. The cost of deposits was 0.41% for the year ended December 31, 2020, an 18 bp decrease, compared to 0.59% for the prior year. The cost of deposits was lower for the year ended December 31, 2020, due to average noninterest-bearing deposits increasing $229.8 million, or 39.8%, combined with a 21 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the years presented:

	For the Years Ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,587,351	$69,228	4.30%	$1,388,702	$64,570	4.59%	$1,312,078	$58,747	4.42%
Securities - taxable	287,591	4,598	1.60%	257,090	5,466	2.13%	277,337	5,624	2.03%
Securities - tax-exempt	128,416	3,003	2.34%	75,385	1,775	2.35%	57,776	1,327	2.30%
Federal funds sold	67,328	207	0.30%	34,637	753	2.14%	17,790	356	1.97%
Interest-bearing balances due from banks	129,090	322	0.25%	51,694	1,127	2.15%	40,768	798	1.93%
Nonmarketable equity securities	2,842	20	0.71%	1,330	23	1.69%	1,286	18	1.36%
Investment in trusts	—	—	—%	181	11	6.34%	341	16	4.83%
Total interest-earning assets	2,202,618	$77,378	3.47%	1,809,019	$73,725	4.03%	1,707,376	$66,886	3.86%
Allowance for loan losses	(15,192)			(13,444)			(11,713)
Noninterest earning assets	125,028			107,390			89,155
Total assets	$2,312,454			$1,902,965			$1,784,818
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$877,836	$2,824	0.32%	$739,554	$3,898	0.53%	$708,818	$2,735	0.39%
Time deposits	333,260	5,538	1.66%	335,024	5,803	1.73%	320,699	4,349	1.36%
Total interest-bearing deposits	1,211,096	8,362	0.69%	1,074,578	9,701	0.90%	1,029,517	7,084	0.69%
Junior subordinated debentures	—	—	—%	6,017	385	6.39%	11,341	558	4.92%
Other borrowings	4,664	16	0.35%	5	—	2.80%	191	7	3.66%
Total interest-bearing liabilities	1,215,760	$8,378	0.69%	1,080,600	$10,086	0.93%	1,041,049	$7,649	0.73%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	807,528			577,701			545,547
Accrued interest and other liabilities	18,192			16,118			13,124
Total noninterest-bearing liabilities	825,720			593,819			558,671
Stockholders’ equity	270,974			228,546			185,098
Total liabilities and stockholders’ equity	$2,312,454			$1,902,965			$1,784,818
Net interest income		$69,000			$63,639			$59,237
Net interest spread			2.78%			3.10%			3.13%
Net interest margin			3.09%			3.47%			3.42%
Net interest margin FTE(3)			3.14%			3.52%			3.44%
Cost of deposits			0.41%			0.59%			0.45%
Cost of funds			0.38%			0.56%			0.45%
(1)Includes average outstanding balances of loans HFS of $14.2 million, $4.1 million, and $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.

In 2020, Red River Bank participated in the SBA PPP and originated 1,384 PPP loans totaling $199.0 million. For the year ended December 31, 2020, average PPP loans, net of deferred income, totaled $127.4 million at an interest rate of 1.0%. Under the terms of the PPP, we received loan origination fees from the SBA ranging from 1.0% to 5.0% of the initial principal amount of the loans. PPP origination fees were $7.0 million, or 3.52%, of originated PPP loans and are being recorded to interest income over the 24-month loan term or until the loans are forgiven by the SBA. As PPP loan forgiveness payments are received, the remaining portion of origination fees are recorded to income. In the fourth quarter of 2020, 39.4% of our PPP loans originated were forgiven by the SBA, and $77.7 million of PPP loan payments were received from the SBA and our borrowers. For the year ended December 31, 2020, PPP loan income totaled $5.6 million, resulting in a 4.35% yield.
Excluding PPP loan income, net interest income (non-GAAP) for the year ended December 31, 2020, was $63.4 million, which was $201,000, or 0.30%, lower than the prior year. Also, with PPP loans excluded for the year ended December 31, 2020, the yield on non-PPP loans (non-GAAP) was 4.29%, and the net interest margin FTE (non-GAAP) was 3.07%. For the year ended December 31, 2020, PPP loans had a one bp accretive impact to the yield on loans and a seven bp accretive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,587,351	$69,228	4.30%	$1,388,702	$64,570	4.59%	$1,312,078	$58,747	4.42%
Less: PPP loans, net
Average	127,410			—			—
Interest		1,351			—			—
Fees		4,211			—			—
Total PPP loans, net	127,410	5,562	4.35%	—	—	—%	—	—	—%
Non-PPP loans (non-GAAP)(4)	$1,459,941	$63,666	4.29%	$1,388,702	$64,570	4.59%	$1,312,078	$58,747	4.42%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.72%			3.10%			3.13%
Net interest margin			3.01%			3.47%			3.42%
Net interest margin FTE(3)			3.07%			3.52%			3.44%
(1)Includes average outstanding balances of loans HFS of $14.2 million, $4.1 million, and $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
(4)Non-GAAP financial measure. See also " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.

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

	For the Years Ended December 31, 2020 vs 2019			For the Years Ended December 31, 2019 vs 2018
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$8,531	$(3,873)	$4,658	$3,311	$2,512	$5,823
Securities - taxable	648	(1,516)	(868)	(353)	195	(158)
Securities - tax-exempt	1,248	(20)	1,228	405	43	448
Federal funds sold	711	(1,257)	(546)	332	65	397
Interest-bearing balances due from banks	1,686	(2,491)	(805)	207	122	329
Nonmarketable equity securities	26	(29)	(3)	1	4	5
Investment in trusts	(11)	—	(11)	(8)	3	(5)
Total interest-earning assets	$12,839	$(9,186)	$3,653	$3,895	$2,944	$6,839
Interest-bearing liabilities:
Interest-bearing transaction deposits	$789	$(1,863)	$(1,074)	$101	$1,062	$1,163
Time deposits	(11)	(254)	(265)	209	1,245	1,454
Total interest-bearing deposits	778	(2,117)	(1,339)	310	2,307	2,617
Junior subordinated debentures	(385)	—	(385)	(262)	89	(173)
Other borrowings	16	—	16	(7)	—	(7)
Total interest-bearing liabilities	$409	$(2,117)	$(1,708)	$41	$2,396	$2,437
Increase (decrease) in net interest income	$12,430	$(7,069)	$5,361	$3,854	$548	$4,402
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
The provision expense for the year ended December 31, 2020, was $6.3 million, an increase of $4.5 million from $1.8 million for the year ended December 31, 2019. The increase in provision for loan losses was due to expected economic pressures relating to the COVID-19 pandemic.
Due to economic uncertainties related to the pandemic shutdowns and future risks associated with the continuing COVID-19 pandemic, we are closely monitoring asset quality and will adjust provision for loan losses as needed in 2021.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $7.2 million to $23.2 million for the year ended December 31, 2020, compared to the prior year. The increase in noninterest income was mainly due to higher mortgage loan income, a larger gain on the sale of securities, higher debit card income, and higher brokerage income. These increases were partially offset by a decrease in service charges on deposits accounts.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	Increase/(Decrease)
Noninterest income:
Service charges on deposit accounts	$4,108	$4,573	$(465)	(10.2)%
Debit card income, net	3,641	3,095	546	17.6%
Mortgage loan income	8,398	3,002	5,396	179.7%
Brokerage income	2,324	2,125	199	9.4%
Loan and deposit income	1,701	1,521	180	11.8%
Bank-owned life insurance income	568	544	24	4.4%
Gain (Loss) on equity securities	85	115	(30)	(26.1)%
Gain (Loss) on sale of securities	1,441	18	1,423	7,905.6%
SBIC income	775	819	(44)	(5.4)%
Other income	126	158	(32)	(20.3)%
Total noninterest income	$23,167	$15,970	$7,197	45.1%
Due to the lower mortgage interest rate environment in 2020, mortgage loan production and income have been at record high levels. For 2020, mortgage loan production increased 140.2% from 2019, resulting in $8.4 million of mortgage loan income, an increase of $5.4 million from $3.0 million for the prior year.
The gain on the sale of securities was $1.4 million for 2020, compared to $18,000 for 2019. The 2020 gain was primarily a result of proactive portfolio restructuring transactions that occurred in the first and second quarters of 2020 in response to the lower interest rate environment. We obtained favorable pricing on the securities sold, which resulted in the gain.
Debit card income, net, increased $546,000 to $3.6 million for 2020, compared to $3.1 million for 2019. The increase was due to increases in the number of deposit accounts, debit cards issued, and debit card transactions.
Brokerage income increased $199,000 to $2.3 million for 2020, compared to $2.1 million for 2019. This increase is primarily due to the addition of new brokerage clients and accounts in 2020, as well as additional funds invested by existing clients. These increases were partially offset by a temporary reduction in revenue in the second quarter of 2020 resulting from an investment group broker-dealer partner conversion. Assets under management were $647.8 million and $633.1 million as of December 31, 2020 and 2019, respectively.
Service charges on deposit accounts decreased $465,000 to $4.1 million for 2020, compared to $4.6 million for 2019. This decrease was partially due to fewer customer deposit non-sufficient fund transactions. In addition, 2020 was impacted by approximately $168,000 in reduced deposit fees due to temporary fee reductions in the second quarter of 2020 in response to the COVID-19 pandemic.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. For the year ended December 31, 2020, operating expenses totaled $51.4 million, an increase of $4.1 million, compared to $47.3 million for the year ended December 31, 2019. The increase in operating expenses was mainly due to higher personnel expenses, legal and professional expenses, technology expenses, regulatory assessment expense, other taxes, and occupancy and equipment expenses, partially offset by lower other operating expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	Increase (Decrease)
Operating expenses:
Personnel expenses	$31,160	$27,800	$3,360	12.1%
Non-staff expenses:
Occupancy and equipment expenses	5,106	4,976	130	2.6%
Technology expenses	2,542	2,293	249	10.9%
Advertising	933	1,025	(92)	(9.0)%
Other business development expenses	1,020	1,107	(87)	(7.9)%
Data processing expense	1,905	1,882	23	1.2%
Other taxes	1,733	1,579	154	9.8%
Loan and deposit expenses	1,052	1,148	(96)	(8.4)%
Legal and professional expenses	2,141	1,541	600	38.9%
Regulatory assessment expense	538	351	187	53.3%
Other operating expenses	3,276	3,633	(357)	(9.8)%
Total operating expenses	$51,406	$47,335	$4,071	8.6%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses were $31.2 million for 2020, an increase of $3.4 million compared to 2019. As of December 31, 2020 and 2019, we had 336 and 325 full-time equivalent employees, respectively. The increase in personnel expenses was related to additional staff resulting from our expansion in the Northshore, Southwest, and Acadiana markets, as well as an increase in staff to support operational growth. In addition, commission compensation increased for 2020, primarily due to significantly higher mortgage loan activity.
Legal and professional expenses increased $600,000 to $2.1 million for 2020 compared to 2019. This increase was a result of higher attorney, audit, and compliance expenses, combined with having a full year of expenses related to operating as a public company.
Technology expenses increased $249,000 to $2.5 million for 2020 compared to the prior year. This increase was a result of higher mortgage software expense due to increased mortgage loan activity; additional software to enhance operational efficiency, cybersecurity, and information security infrastructure; and COVID-19 pandemic preparation and response efforts.
Regulatory assessment expense increased $187,000 in 2020 compared to 2019. This increase was primarily due to an increase of $159,000 in FDIC insurance assessment expense. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the second half of 2019 and first quarter of 2020. Therefore, no FDIC insurance assessment expense was incurred for these periods. The FDIC insurance assessment expense for 2020 was $409,000 compared to $250,000 in 2019.
Other taxes increased $154,000 to $1.7 million for 2020 compared to 2019. The increase was due to a $157,000 increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Occupancy and equipment expenses increased $130,000 to $5.1 million for 2020 compared to 2019. This increase was mainly due to the recent expansion in our Northshore, Southwest, and Acadiana markets, as well as increased supplies and services needed in all banking centers as a result of the COVID-19 pandemic.
Other operating expenses decreased $357,000 to $3.3 million for 2020 compared to 2019. This decrease was primarily a result of a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020, combined with reduced travel and event expenses due to the COVID-19 pandemic.
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
Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, life insurance policies, and the income tax effects associated with stock-based compensation. The CARES Act and Families First Coronavirus Response Act passed in March of 2020 did not have a material impact on our income tax expense or our effective tax rate for the year ended December 31, 2020.
For the years ended December 31, 2020 and 2019, income tax expense totaled $6.3 million and $5.6 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. The effective income tax rate for 2020 was 18.3%, compared to 18.5% for 2019.
FINANCIAL CONDITION
General
As of December 31, 2020, total assets were $2.64 billion which was $654.4 million, or 32.9%, higher than total assets of $1.99 billion as of December 31, 2019. Within total assets, compared to December 31, 2019, interest-bearing deposits in other banks increased by $310.3 million, securities AFS increased by $162.6 million, and loans HFI increased by $149.5 million. For liabilities, compared to December 31, 2019, noninterest-bearing deposits increased $358.7 million, and interest-bearing deposits increased $260.5. As of December 31, 2020, the loans HFI to deposits ratio was 67.87%, compared to 83.60% as of December 31, 2019, and the noninterest-bearing deposits to total deposits ratio was 40.32%, compared to 33.98% as of December 31, 2019. Stockholders' equity increased $33.6 million from $251.9 million as of December 31, 2019, to $285.5 million as of December 31, 2020.
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. As of December 31, 2020, our securities portfolio was 19.0% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and to complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Securities AFS were $498.2 million as of December 31, 2020, an increase of $162.6 million, or 48.5%, from $335.6 million as of December 31, 2019. Investment activity for the twelve months ended December 31, 2020, included $419.4 million of securities purchased, partially offset by $151.3 million in sales and $112.6 million in maturities, principal repayments, and calls. The net unrealized gain of the securities AFS portfolio increased $8.8 million for the year ended December 31, 2020.
Equity securities were $4.0 million and $3.9 million as of December 31, 2020 and 2019, respectively. There were no purchases or sales of equity securities for the twelve months ended December 31, 2020.
In 2020, we sold $151.3 million of securities, consisting of a mix across various sectors that had lower yields and short average lives, along with a strategic group of higher yielding municipal securities which also had short average lives. A large portion of the securities sold were mortgage-backed securities which had faster prepayment speeds or were owned at higher book prices, and due to higher amortization expense from accelerated prepayment speeds, the yields had declined. We were able to obtain a gain of $1.4 million on these transactions due to timing and favorable pricing within the market. We reinvested the proceeds into securities with improved structure for the current rate environment. These transactions reduced the amount of securities repricing in the short-term, rebalanced cash flows for the portfolio, partially mitigated higher amortization expense for the mortgage-backed sector, and are expected to partially offset our exposure to a lower net interest margin and the low rate environment.
During the twelve months ended December 31, 2020, due to the low interest rate environment, we reallocated $259.9 million from federal funds sold yielding 0.30% to securities AFS yielding 1.55%. Although this reallocation has negatively impacted the overall securities portfolio yield, we expect it to improve future interest income by moving these funds from federal funds sold to a higher yielding investment.
The securities portfolio tax-equivalent yield was 2.02% for the year ended December 31, 2020, compared to 2.32% for the year ended December 31, 2019. This decrease was due to accelerated prepayment speeds which increased amortization expense on our mortgage-backed securities, combined with the $259.9 million in funds reallocated from federal funds sold to securities with lower yields than the portfolio yield as of December 31, 2019.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and, consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of December 31, 2020, the average life of our securities portfolio was 3.9 years with an estimated modified duration of 3.6 years.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2020, the unrealized gain of the securities AFS portfolio was $8.8 million, compared to an unrealized loss of $30,000 as of December 31, 2019.
The $4.0 million in equity securities as of December 31, 2020, is an investment in the CRA Qualified Investment Fund which is managed by Community Capital Management, Inc. We invested in the CRA Qualified Investment Fund as part of our strategy to meet our obligations described within the Community Reinvestment Act, which encourages financial institutions to help meet the credit needs of their entire market area, including low and moderate income neighborhoods, consistent with safe and sound banking principles. Through this fund, mortgage-backed securities are purchased according to our allocations, with their underlying collateral located in our market areas, which strengthens our efforts to meet our CRA obligations.
Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $4.0 million as of December 31, 2020, with a recognized gain of $85,000 for the year ended December 31, 2020, compared to a fair value of $3.9 million as of December 31, 2019, with a recognized gain of $115,000 for the year ended December 31, 2019.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of December 31, 2020, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$221,799	$11	$(7,122)	$214,688
Municipal bonds	70,416	94	(2,235)	68,275
U.S. agency securities	23,170	6	(261)	22,915
U.S. Treasury securities	1,994	5	—	1,999
Total Securities AFS	$317,379	$116	$(9,618)	$307,877
The following table shows the fair value of securities AFS which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity as of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$1,732	1.79%	$3,937	1.83%	$26,552	1.77%	$242,606	1.26%	$274,827	1.31%
Municipal bonds	3,640	1.91%	32,526	1.76%	22,818	2.69%	154,297	2.75%	213,281	2.58%
U.S. agency securities	—	—%	6,343	0.88%	3,755	2.55%	—	—%	10,098	1.49%
Total Securities AFS	$5,372	1.87%	$42,806	1.63%	$53,125	2.22%	$396,903	1.83%	$498,206	1.85%
(1)Tax equivalent projected book yield as of December 31, 2020.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of December 31, 2020, loans HFI were $1.59 billion, an increase of $149.5 million, or 10.4%, compared to $1.44 billion as of December 31, 2019. The increase in loans HFI was primarily due to the issuance of SBA PPP loans in 2020.

In the second quarter of 2020, Red River Bank originated 1,384 PPP loans totaling $199.0 million, with an average PPP loan size of $144,000. We began accepting PPP loan forgiveness applications on September 14, 2020, and in the fourth quarter of 2020, the SBA began approving PPP loan forgiveness applications. As of December 31, 2020, 48.0% of the 1,384 PPP loans and 39.4% of the $199.0 million originated were forgiven by the SBA, and we received SBA forgiveness and borrower payments of $77.8 million. As of December 31, 2020, PPP loans were $118.4 million, net of $2.8 million of deferred income, or 7.5% of loans HFI. Through February 28, 2021, 70.1% of the 1,384 PPP loans and 59.8% of the $199.0 million originated were forgiven by the SBA, and we received $118.9 million in SBA forgiveness and borrower payments.
On December 27, 2020, the SBA and U.S. Treasury, through the Economic Aid Act, authorized a streamlined PPP loan forgiveness application process for PPP loans of $150,000 or less. As of February 28, 2021, approximately 76.9% of the 414 remaining PPP loans and 17.5% of the $80.1 million remaining PPP loan balance may be eligible for the streamlined process. Additionally, the Economic Aid Act allows for certain businesses, who previously received a PPP loan, to apply for a PPP Second Draw loan. Red River Bank is participating in the PPP Second Draw program, and as of February 28, 2021, 339 borrower applications totaling $40.3 million have been approved by the SBA.
As of December 31, 2020, loans HFI excluding $118.4 million of PPP loans (non-GAAP), net of deferred income, were $1.47 billion, an increase of $31.1 million, or 2.2%, from December 31, 2019. The increase in non-PPP loans was attributable to new loan activity in our newer markets. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.
Loans HFI by Category
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$556,769	35.0%	$531,990	37.0%	$454,689	34.2%	$412,355	33.0%	$393,351	34.3%
One-to-four family residential	442,889	27.9%	420,020	29.2%	406,963	30.7%	375,536	30.1%	337,926	29.5%
Construction and development	127,321	8.0%	132,461	9.2%	102,868	7.7%	84,812	6.8%	77,155	6.7%
Commercial and industrial	250,428	15.8%	267,940	18.6%	275,881	20.8%	284,035	22.8%	248,448	21.7%
SBA PPP, net of deferred income	118,447	7.5%	—	—%	—	—%	—	—%	—	—%
Tax-exempt	68,666	4.3%	56,494	3.9%	60,104	4.5%	62,776	5.0%	61,819	5.4%
Consumer	23,926	1.5%	30,019	2.1%	27,933	2.1%	28,152	2.3%	27,976	2.4%
Total loans HFI	$1,588,446	100.0%	$1,438,924	100.0%	$1,328,438	100.0%	$1,247,666	100.0%	$1,146,675	100.0%
Total non-PPP loans HFI (1)	$1,469,999		$1,438,924		$1,328,438		$1,247,666		$1,146,675
Total loans HFS	$29,116		$5,089		$2,904		$1,867		$3,146
(1)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.
Commercial Real Estate Loans. Commercial real estate loans are primarily made for commercial property that is owner occupied as well as commercial property owned by real estate investors. Real estate securing these loans includes many property types, such as retail centers, nursing homes, offices and office buildings, medical facilities, warehouses, churches and related facilities, production facilities, and multifamily properties. Commercial real estate loans increased $24.8 million, or 4.7%, to $556.8 million as of December 31, 2020, from $532.0 million as of December 31, 2019.

Non-owner occupied commercial real estate loans were $237.0 million, or 14.9%, of loans HFI, and represented 87.4% of the Bank’s total risk-based capital as of December 31, 2020. The owner occupied and non-owner occupied components of the commercial real estate portfolio are summarized below.

	Commercial Real Estate
(dollars in thousands)	Owner Occupied		Non-Owner Occupied		Total
December 31,	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
2020	$319,790	20.1%	$236,979	14.9%	$556,769	35.0%
2019	$300,880	20.9%	$231,110	16.1%	$531,990	37.0%
2018	$270,083	20.3%	$184,606	13.9%	$454,689	34.2%
2017	$241,153	19.3%	$171,202	13.7%	$412,355	33.0%
2016	$223,280	19.5%	$170,071	14.8%	$393,351	34.3%
One-to-Four Family Residential Loans. One-to-four family residential loans are predominantly first lien mortgage loans secured by owner occupied one-to-four family residential properties. One-to-four family residential loans increased $22.9 million, or 5.4%, to $442.9 million as of December 31, 2020, compared to $420.0 million as of December 31, 2019.
Construction and Development Loans. The construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes. Construction and development loans decreased $5.1 million, or 3.9%, to $127.3 million as of December 31, 2020, compared to $132.5 million as of December 31, 2019.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including, but not limited to, inventory, equipment, capital expansion, and working capital enhancement. Collateral typically includes a lien on general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate. A personal guaranty is generally obtained from the borrower or principal. Commercial and industrial loans decreased $17.5 million, or 6.5%, to $250.4 million as of December 31, 2020, from $267.9 million as of December 31, 2019.
SBA PPP, Net of Deferred Income. SBA PPP loans are made to small businesses and other entities and individuals according to the criteria set forth by the CARES Act in March 2020. These loans are guaranteed by the SBA, have a 24 month term at an interest rate of 1.0%, and are subject to forgiveness by the SBA dependent upon meeting eligibility requirements.
Tax-Exempt Loans. Tax-exempt loans are made to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans are typically secured by and paid for by ad valorem taxes. Tax-exempt loans increased $12.2 million, or 21.5%, to $68.7 million as of December 31, 2020, compared to $56.5 million as of December 31, 2019.
Consumer Loans. Consumer loans are made to individuals for personal, family, and household purposes and include secured and unsecured installment and term loans. Consumer loans are offered as an accommodation to existing customers and are not marketed to persons without a pre-existing relationship with us.
Loan Payment Deferments
During 2020, we granted loan payment deferments for requesting borrowers impacted by pandemic-related economic shutdowns. As of December 31, 2020, $12.5 million, or 0.8% of non-PPP loans HFI (non-GAAP), remained on active deferral and were deferrals of principal payments only. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.
In accordance with interagency regulatory guidance issued in March 2020 and revised in April 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
Industry Concentrations
As of December 31, 2020, the health care sector was the only concentration of loans within any single industry in excess of 10.0% of non-PPP loans HFI (non-GAAP) as segregated by the North American Industry Classification System

(“NAICS”). NAICS is an industry classification system used to categorize loans by the borrower’s type of business. Industry concentrations stated as a percentage of non-PPP loans HFI (non-GAAP) are presented below:

December 31, 2020
Health care	10.2%
Construction	4.6%
Retail trade	3.8%
Investor one-to-four family and multifamily	4.0%
Hospitality services	4.0%
Religious and other nonprofit	2.4%
Public administration	3.3%
Energy	1.4%
Finance and insurance	1.6%
Manufacturing	1.7%
All other	63.0%
Total non-PPP loans HFI (non-GAAP) by industry concentration	100.0%
Our health care loans are made up of a diversified portfolio of health care providers. As of December 31, 2020, health care credits were $149.4 million, or 10.2% of non-PPP loans HFI (non-GAAP), compared to $133.4 million, or 9.3% of non-PPP loans HFI as of December 31, 2019. The average health care loan size was $305,000 as of December 31, 2020, and $274,000 as of December 31, 2019. Within the health care sector, nursing and residential care loans were 4.4% of non-PPP loans HFI (non-GAAP) as of December 31, 2020, and 5.3% as of December 31, 2019. Loans to physician and dental practices were 5.7% of non-PPP loans HFI (non-GAAP) as of December 31, 2020, and 3.9% as of December 31, 2019. As of December 31, 2020, the health care sector had no active deferrals.
We have identified certain sectors within our loan portfolio that we believe have a heightened overall level of risk due to pandemic-related macro-economic conditions. The following table shows non-PPP loans HFI (non-GAAP) in these sectors as of the date indicated:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Hospitality services:
Hotels and other overnight lodging	$26,722	1.9%	$24,297	1.7%
Restaurants - full service	11,901	0.8%	11,444	0.8%
Restaurants - limited service	12,467	0.8%	8,123	0.6%
Other	7,194	0.5%	3,340	0.2%
Total hospitality services	$58,284	4.0%	$47,204	3.3%

Retail trade:
Automobile dealers	$35,460	2.4%	$39,069	2.7%
Other retail	21,120	1.4%	24,772	1.7%
Total retail trade	$56,580	3.8%	$63,841	4.4%

Energy	$20,351	1.4%	$31,777	2.2%
Loan payment deferments in the hospitality services sector represents 65.0% of our active deferrals. As of December 31, 2020, active deferrals in the hospitality services were $8.1 million, or 0.6% of non-PPP loans HFI (non-GAAP). As of December 31, 2020, there were no active deferrals in the retail trade or energy sectors. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.

Other Portfolio Sectors
The following table shows non-PPP loans HFI (non-GAAP) in other non-industry specific areas that we believe may be affected by the pandemic:

	December 31, 2020
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Loans collateralized by non-owner occupied properties leased to retail establishments	$38,923	2.6%

Credit card loans:
Commercial	$1,499	0.1%
Consumer	958	0.1%
Total credit card loans	$2,457	0.2%
None of the markets in which we directly operate are characterized by a high degree of tourism-driven hospitality services. Likewise, our geographic footprint is not closely aligned with the bulk of Louisiana’s energy-concentrated local economies. We believe this provides our portfolio with some degree of insulation against the current stress in both of those segments.
The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	December 31, 2020
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$597,656	40.7%
Northwest	342,105	23.3%
Capital	409,114	27.8%
Southwest	71,741	4.9%
Northshore	46,020	3.1%
Acadiana	3,363	0.2%
Total non-PPP loans HFI (non-GAAP)	$1,469,999	100.0%
For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.

Loan Portfolio Maturity Analysis
The maturity distribution for non-PPP loans HFI (non-GAAP) and the amount of such loans with fixed and floating interest rates are summarized below:

	December 31, 2020
(dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real estate:
Commercial real estate	$58,430	$325,930	$172,409	$556,769
One-to-four family residential	36,748	103,808	302,333	442,889
Construction and development	90,330	18,854	18,137	127,321
Commercial and industrial	89,214	146,394	14,820	250,428
Tax-exempt	1,622	13,680	53,364	68,666
Consumer	6,252	17,155	519	23,926
Total non-PPP loans HFI (non-GAAP)	$282,596	$625,821	$561,582	$1,469,999

Fixed rate amount	$146,824	$567,641	$522,926	$1,237,391
Fixed rate percent	10.0%	38.6%	35.6%	84.2%
Variable rate amount	$135,772	$58,180	$38,656	$232,608
Variable rate percent	9.2%	4.0%	2.6%	15.8%
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
NPAs totaled $4.2 million as of December 31, 2020, down $2.3 million, or 34.9%, from $6.5 million as of December 31, 2019. Our ratio of NPAs to total assets was 0.16% as of December 31, 2020, compared to 0.33% as of December 31, 2019. The change was largely due to the charge-off of nonaccrual loans and the sale of foreclosed assets.

Nonperforming loan and asset information is summarized below:

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonperforming loans:
Nonaccrual loans	$3,307	$5,319	$5,560	$9,444	$5,608
Accruing loans 90 or more days past due	3	—	939	942	14
Total nonperforming loans	3,310	5,319	6,499	10,386	5,622
Foreclosed assets:
Real estate	896	1,128	646	23	346
Other	—	18	—	—	—
Total foreclosed assets	896	1,146	646	23	346
Total NPAs	$4,206	$6,465	$7,145	$10,409	$5,968

Troubled debt restructurings:(1,2)
Nonaccrual loans	$1,217	$3,185	$3,540	$4,497	$1,124
Accruing loans 90 or more days past due	—	—	—	792	—
Performing loans	1,454	1,695	1,572	2,002	3,932
Total TDRs	$2,671	$4,880	$5,112	$7,291	$5,056

Nonperforming loans to loans HFI(1)	0.21%	0.37%	0.49%	0.83%	0.49%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.23%	0.37%	0.49%	0.83%	0.49%
NPAs to total assets	0.16%	0.33%	0.38%	0.60%	0.36%
(1)Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
(2)In accordance with interagency regulatory guidance issued in March 2020 and revised in April 2020, COVID-19 pandemic-related short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
(3)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.
Nonaccrual loans are summarized below by category:

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Real estate:
Commercial real estate	$1,846	$1,278	$1,362	$1,171	$920
One-to-four family residential	574	607	424	1,821	752
Construction and development	—	38	55	1,143	204
Commercial and industrial	882	3,370	3,675	5,288	3,698
SBA PPP	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	5	26	44	21	34
Total nonaccrual loans	$3,307	$5,319	$5,560	$9,444	$5,608
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
Loans HFI are summarized below by risk category:

	December 31, 2020
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$551,954	$555	$4,260	$—	$—	$556,769
One-to-four family residential	441,374	486	1,029	—	—	442,889
Construction and development	126,542	—	779	—	—	127,321
Commercial and industrial	245,043	1,310	4,075	—	—	250,428
SBA PPP	118,447	—	—	—	—	118,447
Tax-exempt	68,666	—	—	—	—	68,666
Consumer	23,813	—	113	—	—	23,926
Total loans HFI	$1,575,839	$2,351	$10,256	$—	$—	$1,588,446
% of loans HFI	99.2%	0.1%	0.7%	—%	—%	100.0%

Allowance for Loan Losses
The allowance for loan losses is established for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic changes to loan losses.
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
When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable supportable forecasts. This model will replace the existing incurred loss model. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for us on January 1, 2023. Refer to "Item 8. Financial Statements and Supplementary Data - Note 1 - Business and Summary of Significant Accounting Policies - Issued but Not Adopted Accounting Standards" for more information on ASU No. 2016-13.

As of December 31, 2020, the allowance for loan losses totaled $18.0 million, or 1.13%, of loans HFI, and 1.22% of non-PPP loans HFI (non-GAAP). As of December 31, 2019, the allowance for loan losses totaled $13.9 million, or 0.97%, of loans HFI. The $4.0 million increase in the allowance for loan losses for the twelve months ended December 31, 2020, was due to $6.3 million from the provision for loan losses, partially offset by $2.3 million of net charge-offs on loans.
The provision for loan losses for the year ended December 31, 2020, was $6.3 million, an increase of $4.5 million from $1.8 million for the year ended December 31, 2019. The increase in provision for loan losses was due to expected economic pressures relating to the continuing COVID-19 pandemic.
Net charge-offs for the year ended December 31, 2020, were $2.3 million, an increase of $1.9 million from $397,000 for the year ended December 31, 2019. The increase in charge-offs resulted from the charge-off of $1.7 million in energy related loans in 2020. The ratio of net charge-offs to average loans was 0.14% and 0.03% for the years ended December 31, 2020 and December 31, 2019, respectively.
The following table displays activity in the allowance for loan losses for the periods shown:

	As of and for the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Loans HFI	$1,588,446	$1,438,924	$1,328,438	$1,247,666	$1,146,675
Non-PPP loans HFI (non-GAAP)(1)	$1,469,999	$1,438,924	$1,328,438	$1,247,666	$1,146,675
Average loans	$1,587,351	$1,388,702	$1,312,078	$1,184,523	$1,091,605

Allowance for loan losses at beginning of period	$13,937	$12,524	$10,895	$10,544	$9,511
Provision for loan losses	6,293	1,810	1,990	1,555	1,658
Charge-offs:
Real estate:
Commercial real estate	—	—	(27)	—	(26)
One-to-four family residential	—	(44)	(4)	(181)	(240)
Construction and development	(14)	—	—	(101)	(206)
Commercial and industrial	(2,184)	(864)	(353)	(824)	(32)
Consumer	(355)	(311)	(353)	(353)	(281)
Total charge-offs	(2,553)	(1,219)	(737)	(1,459)	(785)
Recoveries:
Real estate:
Commercial real estate	—	—	27	1	—
One-to-four family residential	10	5	187	73	13
Construction and development	1	88	—	—	—
Commercial and industrial	89	585	9	60	11
Consumer	174	144	153	121	136
Total recoveries	274	822	376	255	160
Net (charge-offs)/recoveries	(2,279)	(397)	(361)	(1,204)	(625)
Allowance for loan losses at end of period	$17,951	$13,937	$12,524	$10,895	$10,544

Allowance for loan losses to loans HFI	1.13%	0.97%	0.94%	0.87%	0.92%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.22%	0.97%	0.94%	0.87%	0.92%
Net charge-offs to average loans	0.14%	0.03%	0.03%	0.10%	0.06%
(1)Non-GAAP financial measure. For calculations and reconciliations to GAAP and non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Annual Report on Form 10-K.
We believe the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for loan losses are subject to ongoing evaluations of the factors and loan portfolio risks described above, including economic pressures related to the COVID-19 pandemic affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate and material additional provisions for loan losses could be required. Due to economic uncertainties related to the pandemic shutdowns and future risks associated with the continuing COVID-19 pandemic, we are closely monitoring asset quality and will adjust the provision for loan losses as needed in 2021.
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

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$5,798	32.3%	$3,454	24.8%	$3,081	24.6%	$3,270	30.0%	$3,133	29.7%
One-to-four family residential	5,390	30.0%	3,323	23.8%	3,146	25.1%	3,099	28.5%	2,997	28.4%
Construction and development	1,699	9.5%	1,211	8.7%	951	7.6%	852	7.8%	675	6.4%
Commercial and industrial	3,631	20.2%	5,175	37.1%	4,604	36.8%	2,836	26.0%	3,005	28.5%
SBA PPP	318	1.8%	—	—%	—	—%	—	—%	—	—%
Tax-exempt	680	3.8%	334	2.4%	372	3.0%	432	4.0%	426	4.1%
Consumer	435	2.4%	440	3.2%	370	2.9%	406	3.7%	308	2.9%
Total allowance for loan losses	$17,951	100.0%	$13,937	100.0%	$12,524	100.0%	$10,895	100.0%	$10,544	100.0%
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
Total deposits increased $619.2 million, or 36.0%, to $2.34 billion as of December 31, 2020, from $1.72 billion as of December 31, 2019. Noninterest-bearing deposits increased $358.7 million, or 61.3%, during 2020 to $943.6 million as of December 31, 2020. Noninterest-bearing deposits as a percentage of total deposits were 40.32% as of December 31, 2020, compared to 33.98% as of December 31, 2019. Interest-bearing deposits increased $260.5 million, or 22.9%, during 2020 to $1.40 billion as of December 31, 2020, with the largest increase in money market accounts. The increase in deposits was a result of customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, strong deposit account opening activity, and customers maintaining larger deposit balances.
The following table presents our deposits by account type as of the dates indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand deposits	$943,615	40.3%	$584,915	34.0%	$547,880	33.3%
Interest-bearing deposits:
NOW accounts	402,572	17.2%	331,374	19.2%	304,545	18.5%
Money market accounts	506,902	21.7%	367,689	21.4%	358,575	21.8%
Savings accounts	146,264	6.2%	103,984	6.0%	104,355	6.3%
Time deposits < $100,000	108,982	4.7%	110,636	6.4%	119,637	7.3%
Time deposits $100,000 to $250,000	138,683	5.9%	131,957	7.7%	128,637	7.8%
Time deposits > $250,000	93,342	4.0%	90,565	5.3%	81,954	5.0%
Total interest-bearing deposits	$1,396,745	59.7%	$1,136,205	66.0%	$1,097,703	66.7%
Total deposits	$2,340,360	100.0%	$1,721,120	100.0%	$1,645,583	100.0%

The following table presents deposits by customer type as of the dates indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Consumer	$1,091,268	46.6%	$895,342	52.0%	$869,725	52.8%
Commercial	1,054,736	45.1%	656,814	38.2%	611,903	37.2%
Public	194,356	8.3%	168,964	9.8%	163,955	10.0%
Total deposits	$2,340,360	100.0%	$1,721,120	100.0%	$1,645,583	100.0%
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
Our average deposit balance was $2.02 billion for the year ended December 31, 2020, an increase of $366.3 million, or 22.2%, from $1.65 billion for the year ended December 31, 2019. For 2020, average public entity deposits were 7.1% of average total deposits. The average cost of interest-bearing deposits and total deposits for 2020 was 0.69% and 0.41% compared to 0.90% and 0.59% for 2019. The decrease in the average cost of interest-bearing deposits and total deposits in 2020 as compared to 2019 was a result of lowering deposit rates in 2020 due to the low interest rate environment and our liquidity position. Also, 5.5% of interest-bearing transaction deposits have floating rates which adjust with market rates.
The following schedule presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Years Ended December 31,
	2020		2019		2018
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$807,528	0.00%	$577,701	0.00%	$545,547	0.00%
Interest-bearing deposits:
NOW accounts	318,564	0.19%	277,653	0.47%	250,865	0.34%
Money market accounts	433,348	0.48%	356,951	0.70%	355,354	0.50%
Savings accounts	125,924	0.11%	104,950	0.11%	102,599	0.10%
Time deposits	333,260	1.66%	335,024	1.73%	320,699	1.36%
Total interest-bearing deposits	1,211,096	0.69%	1,074,578	0.90%	1,029,517	0.69%
Total average deposits	$2,018,624	0.41%	$1,652,279	0.59%	$1,575,064	0.45%
The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	December 31, 2020
Three months or less	$37,347
Over three months through six months	42,208
Over six months through 12 months	81,148
Over 12 months through three years	51,139
Over three years	20,183
Total	$232,025
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs.

The following table presents the outstanding balance of borrowings as of the dates indicated:

	December 31,
(in thousands)	2020	2019	2018
Short-term borrowings	$—	$—	$—
Long-term borrowings:	—	—	—
FHLB long-term advances	—	—	—
Junior subordinated debentures	—	—	11,341
Total borrowings	$—	$—	$11,341
Hancock Whitney Bank Line of Credit. We maintain a revolving line of credit at Hancock Whitney Bank collateralized by 100.0% of the stock of Red River Bank. As of December 31, 2020 and 2019, total borrowing capacity was $6.0 million under this arrangement. The Company had no outstanding balances on this line during 2020 and 2019.
Federal Home Loan Bank Advances. We utilize the FHLB as needed as a funding source. As of December 31, 2020 and 2019, our total FHLB line availability was $680.5 million and $647.6 million, respectively. This line is secured by a blanket floating lien on selected Red River Bank loans which meet FHLB collateral requirements. At various times, we may obtain letters of credit from the FHLB as collateral for our public entity deposits. As of December 31, 2020 and 2019, we held unfunded letters of credit from the FHLB in the amount of $169.7 million and $109.5 million, respectively. As of December 31, 2020 and 2019, we had net borrowing capacity of $510.8 million and $538.1 million, respectively, under this arrangement.
On April 15, 2020, in order to fund PPP loans, the Company borrowed $50.0 million from the FHLB for 90 days at a rate of 0.35% under its existing line of credit. Due to having adequate liquidity, the $50.0 million was paid off on May 19, 2020.
Other Borrowings. We may also utilize federal funds from various correspondent financial institutions as a source of short-term funding. As of December 31, 2020 and 2019, we had $95.0 million in federal funds lines available from these funding sources. We had no outstanding balances on these lines as of December 31, 2020 and 2019.
Stockholders' Equity
Total stockholders’ equity as of December 31, 2020, was $285.5 million, compared to $251.9 million as of December 31, 2019, an increase of $33.6 million, or 13.3%. This increase was attributable to $28.1 million of net income, a $6.9 million, net of tax, market adjustment to accumulated other comprehensive income related to securities AFS, and $371,000 of stock compensation, partially offset by $1.8 million in cash dividends and $122,000 for the repurchase of shares.
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
Taking into consideration our performance and capital levels, dividends were paid in both 2019 and 2020. In February 2019, the Company paid our second annual cash dividend of $0.20 per share. During 2020, a quarterly cash dividend of $0.06 per share was paid, resulting in $0.24 per share in cash dividends for the year ended December 31, 2020.
On August 27, 2020, the Company's Board of Directors approved a stock repurchase program. The repurchase program authorizes the Company to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions or in privately negotiated transactions. For the year ended December 31, 2020, the Company repurchased 2,824 shares at an aggregate cost of $122,000.
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
For additional information on regulatory capital guidelines and limits for Red River Bank and Red River Bancshares, Inc., see "Item 8. Financial Statements and Supplementary Data - Note 14. Regulatory Capital Requirements."

Red River Bank is subject to various capital requirements administered by the FDIC, including Basel III capital guidelines. It is management's belief that, as of December 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements.
In May 2018, the Economic Growth Act increased the asset threshold for "small bank holding companies" from $1.0 billion to $3.0 billion. Because we have less than $3.0 billion in assets, we are not subject to capital adequacy guidelines on a consolidated basis. However, we calculate capital ratios for planning and monitoring purposes.
As we deploy our capital and continue to grow our operations, our capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents our regulatory capital ratios, as well as those for Red River Bank, as of the dates indicated:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Red River Bancshares, Inc.
Total Risk-Based Capital	$294,962	18.68%	$264,313	18.02%
Tier I Risk-Based Capital	277,011	17.55%	250,376	17.07%
Common Equity Tier I Capital	277,011	17.55%	250,376	17.07%
Tier I Leverage Capital	277,011	10.92%	250,376	12.82%

Red River Bank
Total Risk-Based Capital	$271,061	17.17%	$238,021	16.23%
Tier I Risk-Based Capital	253,110	16.03%	224,084	15.28%
Common Equity Tier I Capital	253,110	16.03%	224,084	15.28%
Tier I Leverage Capital	253,110	9.98%	224,084	11.47%
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2020 and December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly. Management continually monitors our liquidity and non-core dependency ratios to ensure compliance with targets established by the Bank’s Asset-Liability Management Committee.
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

Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. In 2020, deposit growth exceeded loan growth which created excess liquidity. During 2020, this excess liquidity was deployed into interest-bearing deposits in other banks, as well as securities. Our average total loans, including average loans held for sale, increased $198.6 million, or 14.3%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in average total loans is primarily due to $199.0 million of PPP loans originated during the second quarter of 2020. Our average deposits increased $366.3 million, or 22.2%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was a result of customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, strong deposit account opening activity, and customers maintaining larger deposit balances.
Core deposits, which are total deposits excluding time deposits greater than $250,000, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in each of our markets is vital to assuring our liquidity.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal repayments, maturities, and calls, and they generally have readily available markets that allow for their conversion to cash. As of December 31, 2020, securities AFS were $498.2 million compared to $335.6 million as of December 31, 2019. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as public entities, which impacts their liquidity. As of December 31, 2020, securities with a carrying value of $105.1 million, or 21.1% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $89.8 million, or 26.8% of the securities AFS portfolio, similarly pledged as of December 31, 2019. This increase of $15.3 million, or 17.0%, was primarily due to several large public entity deposit accounts having higher balances as of December 31, 2020 compared to December 31, 2019.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of December 31, 2020 and 2019. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of December 31, 2020 and 2019, our net borrowing capacity from the FHLB was $510.8 million and $538.1 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of December 31, 2020 and 2019, we had total borrowing capacity of $611.8 and $639.1 million, respectively, through these combined funding sources. We had no outstanding balances from any of these funding sources as of December 31, 2020 and 2019.
For the years ended December 31, 2020 and 2019, we had no exposure to known future cash requirements or capital expenditures of a material nature. As of December 31, 2020, we had cash and cash equivalents of $447.2 million compared to $133.3 million as of December 31, 2019. The increase of $313.9 million was a result of deposit growth exceeding loan growth.
Off-Balance Sheet Items
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
For more information about our commitments to extend credit and standby letters of credit, see “Item 8. Financial Statements and Supplementary Data - Note 3. Loans and Asset Quality - Commitments to Extend Credit.” For more information about our financial commitments with time deposits, operating lease obligations, and limited partnership investments, see "Item 8. Financial Statements and Supplementary Data - Note 5. Deposits,” “ - Note 7. Leases,” and  “ - Note 12. Off-Balance Sheet Contractual Obligations and Contingencies - Investment Commitment,” respectively.
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes.

These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.30% as of December 31, 2020.
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
We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. Contractual maturities and repricing opportunities of loans are incorporated into the model, as are prepayment assumptions and maturity data and call options within the securities portfolio. The average life of non-maturity deposit accounts are based on assumptions developed from a non-maturity deposit decay study performed by our asset-liability management advisors, which calculates average lives using historic closure rates. The assumptions used are inherently uncertain, and as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.
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

	December 31, 2020		December 31, 2019
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (bps)
+300	36.6%	27.5%	20.2%	8.3%
+200	25.2%	22.3%	13.9%	7.0%
+100	13.4%	14.5%	7.4%	4.7%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.6)%	(18.0)%	(8.0)%	(9.9)%
-200	(1.6)%	(15.6)%	(13.0)%	(22.3)%
The results above, as of December 31, 2020 and 2019, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have changed more slowly than the change in the federal funds rate. This assumption is incorporated into the simulation model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities. As of December 31, 2020, the net interest income changes in the down 100 and down 200 rate scenarios remained constant. This was primarily because as of December 30, 2020, loan yields, most securities yields, and most deposit rates were at their effective floors within the model's down 100 rate scenario, which resulted in interest income remaining relatively stable with rates down 200 basis points.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of December 31, 2020, floating rate loans were 14.6% of the loan's HFI and floating rate transaction deposits were 5.5% of the interest-bearing transaction deposits.
The assumptions incorporated into the model are inherently uncertain, and as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies and the slope of the yield curve.
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
Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets. We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization and we calculate tangible assets as total assets less, intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.
As a result of previous acquisitions, we have a small amount of intangible assets. As of December 31, 2020, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017(1)	2016(1)
Tangible common equity
Total stockholders' equity	$285,478	$251,898	$193,703	$178,103	$151,823
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$283,932	$250,352	$192,157	$176,557	$150,277
Common shares outstanding	7,325,333	7,306,221	6,627,358	6,721,146	6,362,910
Book value per common share	$38.97	$34.48	$29.23	$26.50	$23.86
Tangible book value per common share (non-GAAP)	$38.76	$34.27	$28.99	$26.27	$23.62

Tangible assets
Total assets	$2,642,634	$1,988,225	$1,860,588	$1,724,264	$1,644,877
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$2,641,088	$1,986,679	$1,859,042	$1,722,718	$1,643,331
Total stockholder's equity to assets	10.80%	12.67%	10.41%	10.33%	9.23%
Tangible common equity to tangible assets (non-GAAP)	10.75%	12.60%	10.34%	10.25%	9.14%
(1)Share amounts have been adjusted to give effect to the 2018 2-for-1 stock split.
PPP-Adjusted Metrics
In the second quarter of 2020, Red River Bank originated 1,384 PPP loans totaling $199.0 million. As of December 31, 2020, unamortized PPP origination fees were $2.8 million, resulting in $118.4 million of PPP loans, net of deferred income, or 7.5% of loans HFI.

PPP loans were implemented as a response to the COVID-19 pandemic and have characteristics that are different than the rest of our loan portfolio, including being short-term in nature (24 months or less depending on loan forgiveness) and having a lower than market interest rate. Because of these factors, management believes that PPP-adjusted metrics provide a more accurate portrayal of certain aspects of the Company's financial condition and performance. Accordingly, we believe it is important to investors to see certain of our metrics with PPP loans excluded. The most directly comparable GAAP financial measure for PPP-adjusted metrics is total loans HFI.
The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Non-PPP loans HFI
Loans HFI	$1,588,446	$1,438,924	$1,328,438	$1,247,666	$1,146,675
Adjustments:
PPP loans, net	(118,447)	—	—	—	—
Non-PPP loans HFI (non-GAAP)	$1,469,999	$1,438,924	$1,328,438	$1,247,666	$1,146,675

Assets excluding PPP loans, net
Assets	$2,642,634	$1,988,225	$1,860,588	$1,724,264	$1,644,877
Adjustments:
PPP loans, net	(118,447)	—	—	—	—
Assets excluding PPP loans, net (non-GAAP)	$2,524,187	$1,988,225	$1,860,588	$1,724,264	$1,644,877

Deposits	$2,340,360	$1,721,120	$1,645,583	$1,525,985	$1,472,889
Allowance for loan losses	$17,951	$13,937	$12,524	$10,895	$10,544
Nonperforming loans	$3,310	$5,319	$6,499	$10,386	$5,622

Loans HFI to deposits ratio	67.87%	83.60%	80.73%	81.76%	77.85%
Non-PPP loans HFI to deposits ratio (non-GAAP)	62.81%	83.60%	80.73%	81.76%	77.85%

Allowance for loan losses to loans HFI	1.13%	0.97%	0.94%	0.87%	0.92%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.22%	0.97%	0.94%	0.87%	0.92%

Nonperforming loans to loans HFI	0.21%	0.37%	0.49%	0.83%	0.49%
Nonperforming loans to non-PPP loans HFI (non-GAAP)	0.23%	0.37%	0.49%	0.83%	0.49%
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
The following discussion presents an overview of our accounting policies that require difficult, subjective, or complex judgments and assumptions that are inherent in our policies and estimates and the potential sensitivity of the financial statements. Due to the complexity of these judgments and assumptions, an understanding of our financial condition and results of operations is critical. We believe that the judgments, estimates, and assumptions used in the preparation of the consolidated financial statements are appropriate. Refer to "Item 8. Financial Statements and Supplementary Data - Note 1. Business and Summary of Significant Accounting Policies" for details on the significant accounting principles and practices we follow.

Allowance for Loan Losses
The allowance for loan losses is established for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic changes to loan losses. Red River Bank currently utilizes the incurred loss methodology to estimate the allowance for loan losses. The CECL model is not effective for Red River Bank until January 1, 2023.
The allowance for loan losses consists of specific and general reserves. Each of these reserves undergoes a separate analysis in order to estimate the total allowance for loan losses. Specific reserves relate to loans classified as impaired. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans include TDRs and performing and nonperforming loans. Impaired loans are reviewed individually, and a specific allowance is allocated, if necessary. The amount of the specific allowance provided is estimated by calculating the difference between the loan value and the Bank's exposure. The loan value is determined based on either the fair value of the collateral underlying the loan, if the loan is collateral dependent, or the present value of the loan's future cash flows calculated using the loan's existing interest rate. Either of these determinations are highly subjective and based on information available at the time of valuation.
General reserves relate to the remainder of the loan portfolio, including overdrawn deposit accounts. General reserves are estimated using historical loss rates adjusted for qualitative risk factors both internal and external to us. The qualitative factors considered include changes in economic conditions that impact loan portfolio repayment and collateral values, changes in the quality and composition of the loan portfolio, changes in lending policies and procedures, and other relevant factors. The qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss rates. For purposes of determining the general reserves, the loan portfolio, less cash secured loans and impaired loans, is multiplied by our historical loss rates adjusted for qualitative risk factors. The qualitative component of the allowance for loan losses reflects the stress in the economy related to the COVID-19 pandemic.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See "Item 8. Financial Statements and Supplementary Data - Note 1. Business and Summary of Significant Accounting Policies - Accounting Standards Adopted in 2020" and " - Issued but Not Adopted Accounting Standards."
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required for this item is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Red River Bancshares, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red River Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Baton Rouge, Louisiana
March 19, 2021

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31,
	2020	2019
ASSETS
Cash and due from banks	$29,537	$25,937
Interest-bearing deposits in other banks	417,664	107,355
Total Cash and Cash Equivalents	447,201	133,292
Securities available-for-sale	498,206	335,573
Equity securities	4,021	3,936
Nonmarketable equity securities	3,447	1,350
Loans held for sale	29,116	5,089
Loans held for investment	1,588,446	1,438,924
Allowance for loan losses	(17,951)	(13,937)
Premises and equipment, net	46,924	41,744
Accrued interest receivable	6,880	5,251
Bank-owned life insurance	22,413	21,845
Intangible assets	1,546	1,546
Right-of-use assets	4,154	4,553
Other assets	8,231	9,059
Total Assets	$2,642,634	$1,988,225
LIABILITIES
Noninterest-bearing deposits	$943,615	$584,915
Interest-bearing deposits	1,396,745	1,136,205
Total Deposits	2,340,360	1,721,120
Accrued interest payable	1,774	2,222
Lease liabilities	4,233	4,603
Accrued expenses and other liabilities	10,789	8,382
Total Liabilities	2,357,156	1,736,327
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized -1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,325,333 and 7,306,221 shares	68,055	68,082
Additional paid-in capital	1,545	1,269
Retained earnings	208,957	182,571
Accumulated other comprehensive income (loss)	6,921	(24)
Total Stockholders' Equity	285,478	251,898
Total Liabilities and Stockholders' Equity	$2,642,634	$1,988,225
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Years Ended December 31,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$69,228	$64,570
Interest on securities	7,601	7,241
Interest on federal funds sold	207	753
Interest on deposits in other banks	322	1,127
Dividends on stock	20	34
Total Interest and Dividend Income	77,378	73,725
INTEREST EXPENSE
Interest on deposits	8,362	9,701
Interest on other borrowed funds	16	—
Interest on junior subordinated debentures	—	385
Total Interest Expense	8,378	10,086
Net Interest Income	69,000	63,639
Provision for loan losses	6,293	1,810
Net Interest Income After Provision for Loan Losses	62,707	61,829
NONINTEREST INCOME
Service charges on deposit accounts	4,108	4,573
Debit card income, net	3,641	3,095
Mortgage loan income	8,398	3,002
Brokerage income	2,324	2,125
Loan and deposit income	1,701	1,521
Bank-owned life insurance income	568	544
Gain (Loss) on equity securities	85	115
Gain (Loss) on sale of securities	1,441	18
SBIC income	775	819
Other income	126	158
Total Noninterest Income	23,167	15,970
OPERATING EXPENSES
Personnel expenses	31,160	27,800
Occupancy and equipment expenses	5,106	4,976
Technology expenses	2,542	2,293
Advertising	933	1,025
Other business development expenses	1,020	1,107
Data processing expense	1,905	1,882
Other taxes	1,733	1,579
Loan and deposit expenses	1,052	1,148
Legal and professional expenses	2,141	1,541
Regulatory assessment expenses	538	351
Other operating expenses	3,276	3,633
Total Operating Expenses	51,406	47,335
Income Before Income Tax Expense	34,468	30,464
Income tax expense	6,323	5,640
Net Income	$28,145	$24,824
EARNINGS PER SHARE
Basic	$3.84	$3.51
Diluted	$3.83	$3.49
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2020	2019
Net income	$28,145	$24,824
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	10,232	9,489
Tax effect	(2,149)	(1,993)
(Gain) loss on sale of securities included in net income	(1,441)	(18)
Tax effect	303	4
Total change in other comprehensive income (loss)	6,945	7,482
Comprehensive Income	$35,090	$32,306
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	6,627,358	$41,094	$1,042	$159,073	$(7,506)	$193,703
Net income	—	—	—	24,824	—	24,824
Stock incentive plan	—	—	227	—	—	227
Issuance of shares of common stock through IPO	663,320	26,812	—	—	—	26,812
Issuance of restricted shares of common stock through stock incentive plan, net	5,975	—	—	—	—	—
Issuance of shares of common stock through exercise of stock options	7,200	80	—	—	—	80
Issuance of shares of common stock as board compensation	2,368	96	—	—	—	96
Cash dividend - $0.20 per share	—	—	—	(1,326)	—	(1,326)
Other comprehensive income (loss)	—	—	—	—	7,482	7,482
Balance as of December 31, 2019	7,306,221	68,082	1,269	182,571	(24)	251,898
Net income	—	—	—	28,145	—	28,145
Stock incentive plan	—	—	276	—	—	276
Issuance of restricted shares of common stock through stock incentive plan, net	5,625	—	—	—	—	—
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Purchase of common stock under stock repurchase program	(2,824)	(122)	—	—	—	(122)
Cash dividend - $0.24 per share	—	—	—	(1,759)	—	(1,759)
Other comprehensive income (loss)	—	—	—	—	6,945	6,945
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,145	$24,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,861	1,733
Amortization	553	619
Share-based compensation earned	276	227
Share-based board compensation earned	62	87
(Gain) Loss on other assets owned	22	(18)
Net (accretion) amortization on securities AFS	3,144	1,380
Gain on sale of securities AFS	(1,441)	(18)
Provision for loan losses	6,293	1,810
Deferred income tax (benefit) expense	130	(556)
Net (increase) decrease in loans HFS	(24,027)	(2,185)
Net (increase) decrease in accrued interest receivable	(1,629)	(238)
Net (increase) decrease in BOLI	(568)	(544)
Net increase (decrease) in accrued interest payable	(448)	465
Net increase (decrease) in accrued income taxes payable	(4)	(114)
Other operating activities, net	429	(1,029)
Net cash provided by (used in) operating activities	12,798	26,443
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	151,253	58,859
Maturities, principal repayments, and calls	112,605	67,144
Purchases	(419,403)	(145,589)
Purchase of nonmarketable equity securities	(2,097)	(51)
Net (increase) decrease in loans HFI	(151,909)	(112,574)
Proceeds from sales of foreclosed assets	330	1,164
Purchases of premises and equipment	(7,035)	(3,772)
Net cash provided by (used in) investing activities	(316,256)	(134,819)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	619,240	75,537
Proceeds from other borrowed funds	50,000	—
Repayments of other borrowed funds	(50,000)	—
Redemption of junior subordinated debentures	—	(11,341)
Repurchase of common stock	(122)	—
Proceeds from exercise of stock options	8	80
Proceeds from initial public offering, net	—	26,812
Cash dividends	(1,759)	(1,326)
Net cash provided by (used in) financing activities	617,367	89,762
Net change in cash and cash equivalents	313,909	(18,614)
Cash and cash equivalents - beginning of year	133,292	151,906
Cash and cash equivalents - end of year	$447,201	$133,292
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)	Years Ended December 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$8,826	$9,621
Income taxes	6,182	6,286
Initial measurement and recognition of operating lease assets in exchange for lease liabilities	—	4,954
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	108	1,691

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Summary of Significant Accounting Policies
The accounting and reporting policies of the Company conform to GAAP and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:
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
Non-Bank Subsidiaries
The Company's consolidated financial statements include Red River Bank's wholly owned subsidiaries Rivermark Properties, LLC and Source BIDCO. The Bank dissolved Source BIDCO in the first quarter of 2020. The Company sponsored three trusts that were not consolidated. These trusts were utilized for the issuance of trust preferred securities. The three trusts were terminated during 2019.
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
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurements and Disclosures. The fair value estimates associated with acquired loans include estimates related to expected prepayments and the amount and timing of expected principal, interest, and other cash flows.
Acquired loans, for which all contractual cash flows are expected to be received, are accounted for under the accounting guidance found in ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. Acquired loans, with evidence of credit deterioration, are accounted for under the accounting guidance found in ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.
There is no carryover of related allowance for loan losses at the acquisition date as assumptions regarding credit risk are incorporated in the valuation process. However, subsequent to acquisition, the acquired loan portfolio is reviewed, and an allowance for loan losses is established for probable losses incurred after the acquisition date.

Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks consist of money market and checking accounts and are carried at cost.
Securities
All debt securities of the Company as of December 31, 2020 and 2019, were classified as AFS and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Realized gains and losses on the sale of securities are determined using the specific-identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the term of the securities.
Equity securities include a CRA mutual fund owned by the Company, which is carried at fair value with any periodic changes in value recorded through the statements of income.
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
Nonmarketable Equity Securities
Nonmarketable equity securities, which include investments in the FHLB and First National Banker’s Bank, are carried at cost.
Loans Held for Sale
Residential mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value on an individual basis. These mortgage loans are pre-sold prior to funding.
Loans Held for Investment
Loans that management has the intent and ability to hold, for the foreseeable future or until maturity or payoff, are held for investment and carried at their principal amount outstanding, net of deferred loan fees. Interest income on loans is accrued on the principal amount outstanding except for those loans that are classified as nonaccrual. Loan origination fees, net of certain direct costs, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield.
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
Allowance for Loan Losses
The allowance for loan losses is established for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic changes to loan losses.

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
The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their contractual repayment obligations is dependent on changing economic conditions. Because of the uncertainties associated with economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of loan losses in the loan portfolio and the amount of the allowance needed may change in the future. The determination of the allowance for loan losses is, in a large part, based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In situations where the repayment of a loan is dependent on the value of the underlying collateral, an independent appraisal of the collateral’s current market value is customarily obtained and used in the determination of the allowance for loan losses.
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. Also, regulatory agencies, as an integral part of their examination process, periodically review management’s assessments of the adequacy of the allowance for loan losses. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. The balance of foreclosed assets was $896,000 and $1.1 million as of December 31, 2020 and 2019, respectively.
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
Intangible Assets
Intangible assets consist of goodwill. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather evaluated for impairment annually. The Company performed its annual impairment test of goodwill for 2020 and 2019 as required by ASC 350, Intangibles - Goodwill and Other. The evaluation indicated no impairment of the Company’s goodwill.
Stock-Based Compensation Plans
The Company has adopted stock incentive plans that provide for the granting of stock-based payment arrangements for key employees and non-employee members of the Company’s Board of Directors. The Company accounts for the stock incentive plans in accordance with applicable accounting guidance. Under the fair value recognition provisions of this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The options granted under these plans are to purchase common stock at an exercise price not less than the fair market value of the common stock at the date of the grant. The options vest and become exercisable in twenty percent increments over a five-year period. No options were outstanding as of December 31, 2020. The restricted stock granted under these plans provide common stock to recipients at the grant date. The restrictions vest in twenty percent increments over a five-year period. The Company recognizes forfeitures as they occur.
The Company has a Director Compensation Program which allows directors the option of receiving payment for director fees in Company stock. Board compensation expense is recorded when board service is rendered.

Income Tax
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. Deferred tax assets and liabilities have been measured as of December 31, 2020 and 2019, using the 21.0% corporate tax rate. For more information, see "Note 8. Income Tax Expense."
Earnings per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director Compensation Program, stock options, and restricted stock determined using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic EPS and diluted EPS for the reported periods is provided in "Note 16. Earnings Per Common Share."
Treasury Stock
On January 1, 2015, the Louisiana Business Corporation Act ("the LBCA") became effective. Under provisions of the LBCA, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Accordingly, the Company’s consolidated balance sheets reflect the cost of shares purchased by the Company within common stock.
Comprehensive Income
Comprehensive income is the change in stockholders’ equity during the period from transactions and other events and circumstances from non-owner sources. Other comprehensive income includes net gains (losses), net of taxes, on AFS securities.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other banks.
Advertising Costs
Advertising costs are expensed as incurred.
Revenue Recognition
The Company has identified certain recurring revenue streams related to noninterest income which are within the scope of Topic 606, Revenue from Contracts with Customers. In-scope revenue streams are summarized based on the timing of revenue recognition as follows:
•Revenue earned at a point in time - Fee income (including wire transfer, check ordering, and other transactional fees), NSF/OD Charges, ATM/Card Fee Income (including ATM transaction fees and credit and debit card interchange income), and brokerage transaction income. Revenue is recorded as transactions occur or services are provided to customers. Revenue recognized under these contracts totaled approximately $12.3 million and $12.5 million for the years ended December 31, 2020 and 2019, respectively. The Company is the principal in each of these contracts with the exception of credit and debit card interchange fees, online transaction interchange fees, sweep income, and brokerage services income, in which case the Company is acting as the agent and records revenue net of expenses paid.
•Revenue earned over time (generally under a monthly contract) - Debit card agreement, safe deposit box fees, and brokerage agreement income. Revenue is recorded in the period transactions occur or services are rendered to the customer. The Company is the principal in each of these contracts. Revenue recognized under these contracts totaled approximately $542,000 and $319,000 for the period ended December 31, 2020 and 2019, respectively.

There are no significant judgments relating to the amount and timing of revenue recognition for revenue streams within the scope of Topic 606, Revenue from Contracts with Customers. Due to the nature of the services we provide to our customers, we do not incur costs to obtain contracts, and there are no material incremental costs to fulfill these contracts that should be capitalized.
Additionally, there are no material contract assets or receivables as the Company does not typically enter into long-term revenue contracts with customers.
During 2020, the Bank entered into a contract which resulted in an additional contract liability. As of December 31, 2020 and 2019, the Bank had $2.6 million and $845,000, respectively, of contract liabilities which are reported in accrued expenses and other liabilities. During the years ended December 31, 2020 and 2019, the Bank recognized $390,000 and $175,000, respectively, of revenue relating to these contract liabilities and expects to recognize the remaining liabilities as revenue ratably through June 2025.
Accounting Standards Adopted in 2020
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
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted tax changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 was adopted as of December 31, 2020, and did not have a material impact on the Company's financial statements.
ASU No. 2020-08, Codification Improvements (Subtopic 310-20): Receivables - Nonrefundable Fees and Other Costs. The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of ASU 2017-08, Receivables Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2020-08 was adopted as of December 31, 2020, and did not have a material impact on the Company's financial statements.
ASU No. 2020-10, Codification Improvements. This ASU contains amendments that improve the consistency of the Accounting Standards Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) which is expected to reduce the likelihood that the disclosure requirement would be missed. It also contains various improvements to the codification. These amendments are not expected to change current practice. ASU 2020-10 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2020-10 was adopted as of December 31, 2020, and did not have a material impact on the Company's financial statements.
Issued but Not Adopted Accounting Standards
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses. In addition, the update amends the accounting for credit losses on AFS securities. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for the Company January 1, 2023. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross-functional working group and is currently working through an implementation plan. The implementation plan includes an assessment of data, model development and documentation, documentation of processes, and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13.
Reclassification
Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation. These changes in presentation did not have a material impact on the Company's financial condition or results of operations.
2.    Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. Investment activity for the twelve months ended December 31, 2020, included $419.4 million of securities purchased, partially offset by $151.3 million in sales and $112.6 million in maturities, principal repayments, and calls. The net unrealized gain on the securities AFS portfolio increased $8.8 million for the twelve months ended December 31, 2020. The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$236,572	$299	$(1,200)	$235,671
Municipal bonds	91,929	1,108	(279)	92,758
U.S. agency securities	7,102	46	(4)	7,144
Total Securities AFS	$335,603	$1,453	$(1,483)	$335,573

The amortized costs and estimated fair value of debt securities as of December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$5,353	$5,372
After one year but within five years	41,965	42,806
After five years but within ten years	51,485	53,125
After ten years	390,642	396,903
Total	$489,445	$498,206

Information pertaining to securities with gross unrealized losses as of December 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows:

	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities AFS:
Mortgage-backed securities	$(332)	$72,367	$—	$—
Municipal bonds	(51)	9,466	—	—
U.S. agency securities	(4)	4,996	—	—
Total Securities AFS	$(387)	$86,829	$—	$—

December 31, 2019
Securities AFS:
Mortgage-backed securities	$(474)	$109,416	$(726)	$70,425
Municipal bonds	(172)	18,735	(107)	9,323
U.S. agency securities	(4)	1,020	—	—
Total Securities AFS	$(650)	$129,171	$(833)	$79,748
As of December 31, 2020, the Company held 29 securities that were in continuous loss positions less than 12 months. The aggregate unrealized losses of these securities as of December 31, 2020, was 0.08% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Management Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on a review of available information, including recent changes in interest rates and credit rating information, management believes the decline in fair value of these securities is temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the years ended December 31, 2020 and December 31, 2019.
The proceeds from sales of securities AFS and their gross gain (loss) for the years ended December 31, 2020 and 2019, are shown below:

	Years Ended December 31,
(in thousands)	2020	2019
Proceeds (1)	$151,253	$58,859
Gross gain	1,723	309
Gross loss	(282)	(291)
(1)The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $105.1 million and $89.8 million were pledged to secure public entity deposits, as of December 31, 2020 and December 31, 2019, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

	December 31,
(in thousands)	2020	2019
Real estate:
Commercial real estate	$556,769	$531,990
One-to-four family residential	442,889	420,020
Construction and development	127,321	132,461
Commercial and industrial	250,428	267,940
SBA PPP, net of deferred income	118,447	—
Tax-exempt	68,666	56,494
Consumer	23,926	30,019
Total loans HFI	$1,588,446	$1,438,924
Total loans HFS	$29,116	$5,089
Deferred loan origination fees, including PPP loan fees, net of certain direct costs, were $3.1 million and $24,000 as of December 31, 2020 and 2019, respectively. Deferred PPP loan fees were $2.8 million as of December 31, 2020.
Related Party Transactions
In the ordinary course of business, certain officers, directors, and principal shareholders, as well as their immediate family members and affiliates in which they have 10% or more beneficial ownership (“related parties”), maintain a variety of banking relationships with the Company. An analysis of loan activity to these related parties is as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Balance - beginning of period	$30,609	$40,311
New loans/changes in relationships	23,431	33,354
Repayments/changes in relationships	(20,849)	(43,056)
Balance - end of period	$33,191	$30,609
Concentrations of Credit Risk
The majority of the Bank’s lending activity occurs within Louisiana, primarily in the Central, Capital, and Northwest market areas. The Bank maintains a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential real estate, and commercial and industrial loans. Substantially all of the Bank’s real estate loans are secured by properties located within Louisiana.

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2020:

(in thousands)	Beginning Balance	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance
Real estate:
Commercial real estate	$3,454	$2,344	$—	$—	$5,798
One-to-four family residential	3,323	2,057	—	10	5,390
Construction and development	1,211	501	(14)	1	1,699
Commercial and industrial	5,175	551	(2,184)	89	3,631
SBA PPP, net of deferred income	—	318	—	—	318
Tax-exempt	334	346	—	—	680
Consumer	440	176	(355)	174	435
Total allowance for loan losses	$13,937	$6,293	$(2,553)	$274	$17,951
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2019:

(in thousands)	Beginning Balance	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance
Real estate:
Commercial real estate	$3,081	$373	$—	$—	$3,454
One-to-four family residential	3,146	216	(44)	5	3,323
Construction and development	951	172	—	88	1,211
Commercial and industrial	4,604	850	(864)	585	5,175
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	372	(38)	—	—	334
Consumer	370	237	(311)	144	440
Total allowance for loan losses	$12,524	$1,810	$(1,219)	$822	$13,937

The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$268	$5,530	$—	$5,798
One-to-four family residential	45	5,345	—	5,390
Construction and development	—	1,699	—	1,699
Commercial and industrial	540	3,091	—	3,631
SBA PPP, net of deferred income	—	318	—	318
Tax-exempt	—	680	—	680
Consumer	111	324	—	435
Total allowance for loan losses	$964	$16,987	$—	$17,951

Loans:
Real estate:
Commercial real estate	$3,617	$553,152	$—	$556,769
One-to-four family residential	1,126	441,763	—	442,889
Construction and development	—	127,321	—	127,321
Commercial and industrial	3,979	246,449	—	250,428
SBA PPP, net of deferred income	—	118,447	—	118,447
Tax-exempt	—	68,666	—	68,666
Consumer	114	23,812	—	23,926
Total loans HFI	$8,836	$1,579,610	$—	$1,588,446

The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2019, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$260	$3,194	$—	$3,454
One-to-four family residential	31	3,292	—	3,323
Construction and development	10	1,201	—	1,211
Commercial and industrial	2,916	2,259	—	5,175
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	334	—	334
Consumer	71	369	—	440
Total allowance for loan losses	$3,288	$10,649	$—	$13,937

Loans:
Real estate:
Commercial real estate	$2,639	$529,351	$—	$531,990
One-to-four family residential	1,193	418,827	—	420,020
Construction and development	38	132,423	—	132,461
Commercial and industrial	8,797	259,143	—	267,940
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	56,494	—	56,494
Consumer	75	29,944	—	30,019
Total loans HFI	$12,742	$1,426,182	$—	$1,438,924

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of December 31, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$554,861	$62	$—	$1,846	$556,769
One-to-four family residential	442,096	219	—	574	442,889
Construction and development	127,258	63	—	—	127,321
Commercial and industrial	249,453	93	—	882	250,428
SBA PPP, net of deferred income	118,447	—	—	—	118,447
Tax-exempt	68,666	—	—	—	68,666
Consumer	23,891	27	3	5	23,926
Total loans HFI	$1,584,672	$464	$3	$3,307	$1,588,446
A summary of current, past due, and nonaccrual loans as of December 31, 2019, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$530,712	$—	$—	$1,278	$531,990
One-to-four family residential	419,229	184	—	607	420,020
Construction and development	132,423	—	—	38	132,461
Commercial and industrial	264,427	143	—	3,370	267,940
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	56,494	—	—	—	56,494
Consumer	29,973	20	—	26	30,019
Total loans HFI	$1,433,258	$347	$—	$5,319	$1,438,924

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of December 31, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$1,459	$1,428	$—	$1,417	$68
One-to-four family residential	891	827	—	987	33
Construction and development	—	—	—	—	—
Commercial and industrial	92	92	—	1,173	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	1	1	—	2	—
Total with no related allowance	2,443	2,348	—	3,579	106
With allowance recorded:
Real estate:
Commercial real estate	2,402	2,189	268	1,533	26
One-to-four family residential	306	299	45	234	1
Construction and development	—	—	—	8	—
Commercial and industrial	4,854	3,887	540	6,521	139
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	114	113	111	103	5
Total with related allowance	7,676	6,488	964	8,399	171
Total impaired loans	$10,119	$8,836	$964	$11,978	$277
Information pertaining to impaired loans as of December 31, 2019, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$1,560	$1,537	$—	$2,647	$74
One-to-four family residential	1,040	984	—	1,194	44
Construction and development	—	—	—	76	—
Commercial and industrial	1,805	1,474	—	3,685	3
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	2	2	—	9	—
Total with no related allowance	4,407	3,997	—	7,611	121
With allowance recorded:
Real estate:
Commercial real estate	1,263	1,102	260	1,076	—
One-to-four family residential	216	209	31	339	—
Construction and development	51	38	10	89	—
Commercial and industrial	8,544	7,323	2,916	7,746	299
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	76	73	71	76	4
Total with related allowance	10,150	8,745	3,288	9,326	303
Total impaired loans	$14,557	$12,742	$3,288	$16,937	$424

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
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,151	$—	$—	$1,212	$2,363
One-to-four family residential	303	—	—	—	303
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	5	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,454	$—	$—	$1,217	$2,671
Number of TDR loans	8	—	—	4	12
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2019, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,361	$—	$—	$1,278	$2,639
One-to-four family residential	252	—	—	—	252
Construction and development	—	—	—	38	38
Commercial and industrial	36	—	—	1,869	1,905
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	46	—	—	—	46
Total	$1,695	$—	$—	$3,185	$4,880
Number of TDR loans	12	—	—	6	18
A summary of loans modified as TDRs that occurred during the years ended December 31, 2020 and 2019, is as follows:

	December 31, 2020			December 31, 2019
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	—	$—	$—	1	$166	$166
One-to-four family residential	1	90	91	1	60	62
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	4	4
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$90	$91	3	$230	$232

The TDRs described above increased the allowance for loan losses by $12,000 and $3,000 during the years ended December 31, 2020 and 2019, respectively. Additionally, there were no charge-offs of TDRs in 2020. There was a partial TDR charge-off of $250,000 in 2019. There were no TDRs that subsequently defaulted in 2020 or 2019.
Short-term loan modifications on loans HFI were made to provide temporary relief to borrowers that have been adversely affected by the outbreak of COVID-19. In accordance with interagency regulatory guidance issued in March 2020 and revised in April 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$551,954	$555	$4,260	$—	$—	$556,769
One-to-four family residential	441,374	486	1,029	—	—	442,889
Construction and development	126,542	—	779	—	—	127,321
Commercial and industrial	245,043	1,310	4,075	—	—	250,428
SBA PPP, net of deferred income	118,447	—	—	—	—	118,447
Tax-exempt	68,666	—	—	—	—	68,666
Consumer	23,813	—	113	—	—	23,926
Total loans HFI	$1,575,839	$2,351	$10,256	$—	$—	$1,588,446
The following table summarizes loans by risk rating as of December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$515,926	$14,118	$1,946	$—	$—	$531,990
One-to-four family residential	416,884	2,021	1,115	—	—	420,020
Construction and development	131,185	565	711	—	—	132,461
Commercial and industrial	247,382	11,473	9,085	—	—	267,940
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	56,494	—	—	—	—	56,494
Consumer	29,876	5	138	—	—	30,019
Total loans HFI	$1,397,747	$28,182	$12,995	$—	$—	$1,438,924
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of December 31, 2020, unfunded loan commitments totaled approximately $283.3 million. As of December 31, 2019, unfunded loan commitments totaled approximately $257.0 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of December 31, 2020, commitments under standby letters of credit totaled approximately $10.5 million. As of December 31, 2019, commitments under standby letters of credit totaled approximately $11.1 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
4.    Premises and Equipment, Net
Components of premises and equipment were as follows:

	December 31,
(in thousands)	2020	2019
Land	$16,331	$14,495
Buildings	29,854	28,478
Leasehold improvements	2,725	2,720
Furniture and equipment	12,541	12,002
Vehicles	377	341
Computer equipment	3,287	3,185
Projects in process	4,702	1,609
Total premises and equipment	69,817	62,830
Less: Accumulated depreciation	(22,893)	(21,086)
Premises and equipment, net	$46,924	$41,744
Depreciation expense amounted to approximately $1.9 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.
5.    Deposits
Deposits were $2.34 billion and $1.72 billion as of December 31, 2020 and December 31, 2019, respectively. This increase was a result of customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, strong deposit account opening activity, and customers maintaining larger deposit balances. Deposits are summarized below:

	December 31,
(in thousands)	2020	2019
Noninterest-bearing demand deposits	$943,615	$584,915
Interest-bearing deposits:
NOW accounts	402,572	331,374
Money market accounts	506,902	367,689
Savings accounts	146,264	103,984
Time deposits < $100,000	108,982	110,636
Time deposits $100,000 to $250,000	138,683	131,957
Time deposits > $250,000	93,342	90,565
Total interest-bearing deposits	$1,396,745	$1,136,205
Total deposits	$2,340,360	$1,721,120

As of December 31, 2020, the scheduled maturities of all outstanding certificates of deposit were as follows:

Years ending December 31,	Amount
(in thousands)
2021	$223,311
2022	55,714
2023	23,977
2024	12,607
2025	11,123
Thereafter	14,275
$341,007
As of December 31, 2020 and December 31, 2019, deposits from directors, executive officers, their immediate family members, and related companies totaled approximately $81.0 million and $30.7 million, respectively.
6.    Other Borrowed Funds
The Company has established various lines of credit with the FHLB and other correspondent banks to provide additional sources of operating funds. As of December 31, 2020, the Company had a borrowing capacity of $611.8 million under these combined agreements. As of December 31, 2020 and 2019, the Company had no borrowings under these agreements.
On April 15, 2020, in order to fund PPP loans, the Company borrowed $50.0 million from the FHLB for 90 days at a rate of 0.35% under its existing line of credit. The Company's FHLB line of credit is collateralized by eligible Red River Bank loans. Due to having adequate liquidity, the $50.0 million was paid off on May 19, 2020.
7.    Leases
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
For each of the years ended December 31, 2020 and 2019, operating lease expenses were $549,000. Operating lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $520,000 and $500,000 for the twelve months ended December 31, 2020 and 2019, respectively.

The table below summarizes other information related to the Company's operating leases as of and for the twelve months ended December 31, 2020:

As of and for the Year Ended
December 31, 2020
Weighted average remaining operating lease term	9.3 years
Weighted average operating lease discount rate	3.4%
Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2020, were as follows:

Years Ending December 31,	Amount
(in thousands)
2021	$529
2022	537
2023	539
2024	539
2025	563
Thereafter	2,252
Total lease payments	4,959
Less: Imputed interest	(726)
Present value of lease liabilities	$4,233
The Company's obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.
8.    Income Tax Expense
The components of income tax expense for the years ended December 31, 2020 and 2019, were as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Current tax expense	$6,193	$6,196
Deferred tax expense (benefit)	130	(556)
Income tax expense	$6,323	$5,640
The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2020 and 2019, are as follows:

	December 31,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Income before income tax expense	$34,468	100.0%	$30,464	100.0%

U.S. federal income tax expense	7,238	21.0%	6,397	21.0%
Nontaxable income	(1,045)	(3.0)%	(803)	(2.7)%
Nondeductible expenses	45	0.1%	22	0.1%
Other	85	0.2%	24	0.1%
Income tax expense	$6,323	18.3%	$5,640	18.5%

The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets (liabilities) are subject to a valuation allowance unless their realization is more likely than not. The deferred tax assets (liabilities) were comprised of the following as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Depreciation	$(1,953)	$(1,467)
Unrealized gain on securities	(1,840)	—
FHLB stock dividends	(19)	(16)
Gross deferred tax liability	(3,812)	(1,483)
Allowance for loan losses	3,400	2,920
Allowance for operational losses	74	36
Health insurance self fund	211	208
Deferred compensation	570	762
Unrealized loss on securities	—	6
Equity security valuation	(5)	14
Advance payment	150	187
Accrued bonus	220	139
Other	139	152
Gross deferred tax asset	4,759	4,424
Net deferred tax asset (liability)	$947	$2,941
9.    Employee Benefits
The Company adopted a contributory retirement plan for employees of Red River Bank effective March 1, 1999, and amended as of December 22, 2015. The plan covers all employees who meet the length of service and the number of hours worked requirements and elect to participate. Discretionary employer contributions during the years ended December 31, 2020 and 2019, totaled approximately $625,000 and $584,000, respectively.
The Bank has entered into nonqualified deferred compensation agreements with certain employees. These agreements are funded by life insurance policies. The Bank is the owner and beneficiary of all policy death benefits. The BOLI policies are recorded as a separate line item at their cash surrender value in the accompanying consolidated balance sheets. The agreements provide for transfer of a portion of the proceeds to certain employees. The related liability recorded was $2.3 million and $2.0 million as of December 31, 2020 and 2019, respectively.
10.    Stock-Based Compensation Plans
Equity Incentive Plans
On April 17, 2008, the Company adopted its 2008 Equity Incentive Plan that provides for the granting of stock-based arrangements for key employees and non-employee members of the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors administers the plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. To date, the Committee has awarded stock options and restricted stock awards as detailed further below. The 2008 plan expired on December 31, 2018, and no new awards were granted under this plan in 2019 or 2020. As of December 31, 2020, all granted stock options under the 2008 plan were exercised.
On October 25, 2018, the Company adopted its 2018 Equity Incentive Plan, which was approved by the Company’s shareholders in April of 2019. The 2018 plan was adopted in anticipation of the expiration of the 2008 plan and provides for the granting of stock-based awards to key employees, directors, and consultants. Similar to the 2008 plan, the Compensation Committee of the Company’s Board of Directors administers the 2018 plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. The maximum number of shares of the

Company’s common stock available for issuance under the 2018 plan was 200,000 shares. The status of the Company's 2018 Equity Incentive Plan is presented below:

2018 Equity Incentive Plan Number of Shares
Awards available for issuance- December 31, 2018	200,000
Awards granted	(5,975)
Awards available for issuance - December 31, 2019	194,025
Awards granted	(5,625)
Awards available for issuance - December 31, 2020	188,400
All disclosures for stock options and restricted stock shown below relate to outstanding awards under the 2008 and 2018 plans. Disclosures for stock options and restricted stock awards are shown separately due to their dissimilar characteristics.
Stock Options
In 2020, all outstanding options granted under the 2008 plan were exercised. The options granted under the 2008 plan were to purchase common stock at an exercise price not less than the fair market value of the common stock at the date of the grant. The granted options vested and became exercisable in twenty percent increments on the first through the fifth anniversaries of the date of the grant and would have expired and may not have been exercised later than ten years following the date of the grant. The options were set to expire on various dates through 2022.
No options have been granted under the 2018 plan.
The fair value of options granted was estimated as of the date granted using the Black Scholes model. No options were granted in 2019 or 2020.
The Company funds the stock options from authorized, but unissued, shares.
The status of the Company’s stock option plan is presented below:

	Stock Options
	Number of Shares	Exercise Price Range	Weighted Average Price
Outstanding - December 31, 2018	28,000	$12.32 - $17.33	$14.85
Exercised(1)	(7,500)	$12.32	$12.32
Outstanding - December 31, 2019	20,500	$14.31 - $17.33	$15.78
Exercised(2)	(20,500)	$14.31 - $17.33	$15.78
Outstanding - December 31, 2020	—		$—
(1)A total of 300 shares of the Company’s common stock were surrendered in lieu of payment of a portion of the cash exercise price for options exercised during 2019, resulting in the net issuance upon exercise of an aggregate of 7,200 shares of the Company’s common stock.
(2)A total of 5,780 shares of the Company’s common stock were surrendered in lieu of payment of a portion of the cash exercise price for options exercised during 2020, resulting in the net issuance upon exercise of an aggregate of 14,720 shares of the Company’s common stock.
As of December 31, 2020, all options were fully vested and exercised. There were no outstanding options as of December 31, 2020.
As of December 31, 2019, 20,500 of the outstanding options were fully vested and exercisable with an intrinsic value of approximately $826,000. The weighted average remaining term for vested options was 1.32 years. No shares vested during the year ended December 31, 2019.

Restricted Stock Awards
The restricted stock awards issued under the 2008 and 2018 plans provide common stock to recipients at the grant date. The restrictions vest in twenty percent increments on the first through fifth anniversaries of the grant date. Compensation expense for these grants is recognized ratably over the vesting period of the awards based on the fair value of the stock at the grant date.

During 2020, the Committee granted 5,625 restricted stock awards with a weighted average fair value of $42.35. For the year ended December 31, 2020, the compensation expense for the vested restricted stock was $276,000. As of December 31, 2020, there was approximately $604,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.5 years.
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
The Company funds the restricted stock from authorized, but unissued, shares.
The status of the Company's nonvested restricted stock is presented below:

	Nonvested Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2018	21,190	$32.10
Granted	5,975	$48.15
Vested	(6,560)	$30.26
Nonvested - December 31, 2019	20,605	$37.34
Granted	5,625	$42.35
Vested	(8,575)	$33.65
Nonvested - December 31, 2020	17,655	$40.73
Director Compensation Program
The Company has a Director Compensation Program. This program allows directors the option of receiving a portion of their payment for director fees, for attendance at board meetings, in Company stock. Under the program, board fees are earned and expensed in one year and the related stock is issued the following year.
The Director Compensation Program stock earned and the issuance of shares as board compensation for the years ended December 31, 2020 and 2019, are as follows:

	Years Ended December 31,
(dollars in thousands)	2020	2019
Share-based board compensation earned	$62	$87

Issuance of shares of common stock as board compensation:
Number of shares issued	1,591	2,368
Equity impact of shares issued	$87	$96
11.    Self-Insurance
The Company is self-insured for group health insurance. The Company’s liability is limited to the aggregate policy deductible of $125,000 per individual with a maximum of approximately $3.5 million for the group. The Company has reflected its estimated liability for known and incurred but not reported claims in the accompanying financial statements.
12.    Off-Balance Sheet Contractual Obligations and Contingencies
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. The Company’s exposure is represented by the contractual amount of these commitments.
Investment Commitment
In 2014, the Company committed to an investment into an SBIC limited partnership. As of December 31, 2020, there was a $226,000 outstanding commitment to this partnership.

In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of December 31, 2020, there was a $5.0 million outstanding commitment to this partnership.
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
13.    Fair Value
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Loans HFS	$29,116	$—	$29,116	$—
Securities AFS:
Mortgage-backed securities	274,827	—	274,827	—
Municipal bonds	213,281	—	213,281	—
U.S. agency securities	10,098	—	10,098	—
Equity securities	4,021	4,021	—	—

December 31, 2019
Loans HFS	$5,089	$—	$5,089	$—
Securities AFS:
Mortgage-backed securities	235,671	—	235,671	—
Municipal bonds	92,758	—	92,758	—
U.S. agency securities	7,144	—	7,144	—
Equity securities	3,936	3,936	—	—
There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2020 or 2019.
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

The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	Years Ended December 31,
(in thousands)	2020	2019
Carrying value of impaired loans before allowance for loan losses	$6,776	$656
Specific allowance for loan losses	(856)	(67)
Fair value of impaired loans	$5,920	$589
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

The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2020	2019
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$85	$969
Charge-offs	—	(29)
Fair value of foreclosed assets	$85	$940
The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2020	2019
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$150	$—
Charge-offs	(17)	—
Fair value of foreclosed assets	$133	$—
There were no nonfinancial liabilities measured at fair value on a nonrecurring basis.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
December 31, 2020
Impaired loans	$7,872	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	10.91%
Foreclosed assets	$896	Discounted appraisals	Collateral discounts and costs to sell	0% - 13%	1.86%

December 31, 2019
Impaired loans	$9,454	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	25.80%
Foreclosed assets	$1,128	Discounted appraisals	Collateral discounts and costs to sell	0% - 36%	2.60%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of December 31, 2020 and 2019, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and due from banks	$29,537	$29,537	$29,537	$—	$—
Interest-bearing deposits in other banks	417,664	417,664	417,664	—	—
Securities AFS	498,206	498,206	—	498,206	—
Equity securities	4,021	4,021	4,021	—	—
Nonmarketable equity securities	3,447	3,447	—	3,447	—
Loans HFS	29,116	29,116	—	29,116	—
Loans HFI, net of allowance	1,570,495	1,578,398	—	—	1,578,398
Accrued interest receivable	6,880	6,880	—	—	6,880
Financial liabilities:
Deposits	2,340,360	2,344,969	—	2,344,969	—
Accrued interest payable	1,774	1,774	—	1,774	—

December 31, 2019
Financial assets:
Cash and due from banks	$25,937	$25,937	$25,937	$—	$—
Interest-bearing deposits in other banks	107,355	107,355	107,355	—	—
Securities AFS	335,573	335,573	—	335,573	—
Equity securities	3,936	3,936	3,936	—	—
Nonmarketable equity securities	1,350	1,350	—	1,350	—
Loans HFS	5,089	5,089	—	5,089	—
Loans HFI, net of allowance	1,424,987	1,426,163	—	—	1,426,163
Accrued interest receivable	5,251	5,251	—	—	5,251
Financial liabilities:
Deposits	1,721,120	1,721,286	—	1,721,286	—
Accrued interest payable	2,222	2,222	—	2,222	—
14.    Regulatory Capital Requirements
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final capital conservation buffer was fully phased in at 2.500%. It is management’s belief that, as of December 31, 2020, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of December 31, 2020 and 2019, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Risk-Based Capital	$271,061	17.17%	$126,307	8.00%	$165,778	10.50%
Tier I Risk-Based Capital	$253,110	16.03%	$94,731	6.00%	$134,202	8.50%
Common Equity Tier I Capital	$253,110	16.03%	$71,048	4.50%	$110,519	7.00%
Tier I Leverage Capital	$253,110	9.98%	$101,495	4.00%	$101,495	4.00%

December 31, 2019
Total Risk-Based Capital	$238,021	16.23%	$117,325	8.00%	$153,989	10.50%
Tier I Risk-Based Capital	$224,084	15.28%	$87,994	6.00%	$124,658	8.50%
Common Equity Tier I Capital	$224,084	15.28%	$65,995	4.50%	$102,660	7.00%
Tier I Leverage Capital	$224,084	11.47%	$78,114	4.00%	$78,114	4.00%
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
Capital amounts and ratios for Red River Bancshares, Inc. as of December 31, 2020 and 2019, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
December 31, 2020
Total Risk-Based Capital	$294,962	18.68%
Tier I Risk-Based Capital	$277,011	17.55%
Common Equity Tier I Capital	$277,011	17.55%
Tier I Leverage Capital	$277,011	10.92%

December 31, 2019
Total Risk-Based Capital	$264,313	18.02%
Tier I Risk-Based Capital	$250,376	17.07%
Common Equity Tier I Capital	$250,376	17.07%
Tier I Leverage Capital	$250,376	12.82%
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of December 31, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
15.    Equity Events
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
Taking into consideration the Company's performance and capital levels, dividends were paid in both 2019 and 2020. In February 2019, the Company paid an annual cash dividend of $0.20 per share. During 2020, a quarterly cash dividend of $0.06 per share was paid each quarter, resulting in $0.24 per share in cash dividends for the year ended December 31, 2020.
Stock Repurchase Program
On August 27, 2020, the Company's Board of Directors approved a stock repurchase program. The repurchase program authorizes the Company to purchase up to $3.0 million of its outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the year ended December 31, 2020, the Company repurchased 2,824 shares, at an aggregate cost of $122,000.

16.    Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director Compensation Program, stock options, and restricted stock determined using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.
The computations of basic and diluted earnings per common share for the Company were as follows:

	Years Ended
	December 31,
(in thousands, except share amounts)	2020	2019
Numerator:
Net income - basic	$28,145	$24,824
Net income - diluted	$28,145	$24,824

Denominator:
Weighted average shares outstanding - basic	7,322,158	7,072,689
Plus: Effect of Director Compensation Program	1,259	1,554
Plus: Effect of stock options and restricted stock	21,628	41,271
Weighted average shares outstanding - diluted	7,345,045	7,115,514

Earnings per common share:
Basic	$3.84	$3.51
Diluted	$3.83	$3.49

17.    Quarterly Results of Operations (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information regarding the Company's results of operations for each of the eight consecutive quarters in the fiscal years of 2020 and 2019. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company's consolidated financial statements and notes thereto as of and for the years ended December 31, 2020 and 2019.

	2020
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$20,526	$19,249	$19,023	$18,580
Interest expense	1,865	1,954	2,067	2,492
Net interest income	18,661	17,295	16,956	16,088
Provision for loan losses	2,675	1,590	1,525	503
Net interest income after provision for loan losses	15,986	15,705	15,431	15,585
Noninterest income	6,193	6,420	5,823	4,731
Operating expenses	13,336	13,251	12,869	11,950
Income tax expense	1,582	1,589	1,531	1,621
Net income	$7,261	$7,285	$6,854	$6,745
Earnings per share
Basic	$0.99	$0.99	$0.94	$0.92
Diluted	$0.99	$0.99	$0.93	$0.92

	2019
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$18,784	$18,781	$18,256	$17,904
Interest expense	2,441	2,587	2,605	2,452
Net interest income	16,343	16,194	15,651	15,452
Provision for loan losses	378	378	529	526
Net interest income after provision for loan losses	15,965	15,816	15,122	14,926
Noninterest income	4,189	4,386	4,099	3,296
Operating expenses	11,888	11,885	12,404	11,158
Income tax expense	1,523	1,470	1,279	1,368
Net income	$6,743	$6,847	$5,538	$5,696
Earnings per share
Basic	$0.92	$0.94	$0.79	$0.86
Diluted	$0.92	$0.93	$0.78	$0.85

18.    Parent Company Financial Statements

PARENT COMPANY
BALANCE SHEETS

(dollars in thousands, except share amounts)	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$23,868	$26,264
Investment in subsidiary bank	261,577	225,606
Other assets	33	28
Total Assets	$285,478	$251,898
LIABILITIES
Total Liabilities	$—	$—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,325,333 and 7,306,221 shares	68,055	68,082
Additional paid-in capital	1,545	1,269
Retained earnings	208,957	182,571
Accumulated other comprehensive income (loss)	6,921	(24)
Total Stockholders' Equity	285,478	251,898
Total Liabilities and Stockholders' Equity	$285,478	$251,898

PARENT COMPANY
STATEMENTS OF INCOME

(in thousands)	Years ended December 31,
	2020	2019
INCOME
Interest and dividend income from subsidiaries	$—	$428
Total income	—	428
EXPENSES
Interest on junior subordinated debentures	—	385
Technology expenses	85	76
Legal and professional expenses	988	575
Other operating expenses	41	81
Total expenses	1,114	1,117
Income tax expense (benefit)	(233)	(145)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	(881)	(544)
Equity in undistributed earnings of subsidiaries	29,026	25,368
Net Income	$28,145	$24,824

PARENT COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,145	$24,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	—	38
Undistributed earnings of subsidiaries	(29,026)	(25,368)
Other operating activities, net	358	834
Net cash provided by (used in) operating activities	(523)	328
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease interest-bearing deposits in subsidiary bank	—	8,000
Net cash provided by (used in) investing activities	—	8,000
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of junior subordinated debentures	—	(11,341)
Repurchase of common stock	(122)	—
Proceeds from exercise of stock options	8	80
Proceeds from initial public offering, net	—	26,812
Cash dividends	(1,759)	(1,326)
Net cash provided by (used in) financing activities	(1,873)	14,225
Net change in cash and cash equivalents	(2,396)	22,553
Cash and cash equivalents - beginning of year	26,264	3,711
Cash and cash equivalents - end of year	$23,868	$26,264

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
Management's annual report on internal control over financial reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2020, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020
Postlethwaite and Netterville, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2020 and 2019, included in this Annual Report on Form 10-K. Their report is included in "Item 8. Financial Statements and Supplementary Data." This annual report does not include an attestation report of the Company's registered public accounting firm on the Company's internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)The following consolidated financial statements are incorporated by reference from "Item 8. Financial Statements and Supplementary Data":
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to the Consolidated Financial Statements
(2)All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto which is included in Part II, Item 8 of this Annual Report on Form 10-K.
(3)Exhibits required to be filed are included in Item 15(b) below.
(b)Exhibits:

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Red River Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 27, 2020, file number 001-38888)
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

10.5
Description of Red River Bank Discretionary Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.6
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

10.11
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
10.13
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

10.22	Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program*+
21.1	Subsidiaries of Red River Bancshares, Inc.*
23.1	Consent of Postlethwaite & Netterville*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, is formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: March 19, 2021	By:	/s/ R. Blake Chatelain
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

Date: March 19, 2021	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2021	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 19, 2021	By:	/s/ Teddy R. Price
Teddy R. Price
Chair of the Board

Date: March 19, 2021	By:	/s/ John C. Simpson
John C. Simpson
Chair Emeritus of the Board

Date: March 19, 2021	By:	/s/ M. Scott Ashbrook
M. Scott Ashbrook
Director

Date: March 19, 2021	By:	/s/ Kirk D. Cooper
Kirk D. Cooper
Director

Date: March 19, 2021	By:	/s/ Barry D. Hines
Barry D. Hines
Director

Date: March 19, 2021	By:	/s/ Anna Brasher Moreau
Anna Brasher Moreau, DDS, MS
Director

Date: March 19, 2021	By:	/s/ Robert A. Nichols
Robert A. Nichols
Director

Date: March 19, 2021	By:	/s/ Willie P. Obey
Willie P. Obey
Director

Date: March 19, 2021	By:	/s/ Don L. Thompson
Don L. Thompson
Director

Date: March 19, 2021	By:	/s/ H. Lindsey Torbett
H. Lindsey Torbett, CPA, CFP
Director