Form 10-Q
period 2021-03-31
RED RIVER BANCSHARES INC
filed 2021-05-14
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, the registrant had 7,305,245 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” "the bank,” and "the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community Bank Leverage Ratio
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
IPO	Initial public offering
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OTTI	Other-than-temporary impairment
PPP	Paycheck Protection Program
PPP1	PPP First Draw
PPP2	PPP Second Draw
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

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
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act and the Economic Aid Act which established the SBA PPP1 and the PPP2 programs, and other changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Additional information on these and other risk factors can be found in "Part II - Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and in "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$36,856	$29,537
Interest-bearing deposits in other banks	566,144	417,664
Total Cash and Cash Equivalents	603,000	447,201
Securities available-for-sale	515,942	498,206
Equity securities	3,951	4,021
Nonmarketable equity securities	3,447	3,447
Loans held for sale	18,449	29,116
Loans held for investment	1,602,086	1,588,446
Allowance for loan losses	(19,377)	(17,951)
Premises and equipment, net	46,950	46,924
Accrued interest receivable	6,460	6,880
Bank-owned life insurance	22,546	22,413
Intangible assets	1,546	1,546
Right-of-use assets	4,053	4,154
Other assets	11,619	8,231
Total Assets	$2,820,672	$2,642,634
LIABILITIES
Noninterest-bearing deposits	$1,015,350	$943,615
Interest-bearing deposits	1,499,925	1,396,745
Total Deposits	2,515,275	2,340,360
Accrued interest payable	1,699	1,774
Lease liabilities	4,138	4,233
Accrued expenses and other liabilities	14,649	10,789
Total Liabilities	2,535,761	2,357,156
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,306,747 and 7,325,333 shares	67,093	68,055
Additional paid-in capital	1,638	1,545
Retained earnings	216,511	208,957
Accumulated other comprehensive income (loss)	(331)	6,921
Total Stockholders' Equity	284,911	285,478
Total Liabilities and Stockholders' Equity	$2,820,672	$2,642,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$17,165	$16,466
Interest on securities	1,890	1,791
Interest on federal funds sold	22	113
Interest on deposits in other banks	100	206
Dividends on stock	1	4
Total Interest and Dividend Income	19,178	18,580
INTEREST EXPENSE
Interest on deposits	1,587	2,492
Total Interest Expense	1,587	2,492
Net Interest Income	17,591	16,088
Provision for loan losses	1,450	503
Net Interest Income After Provision for Loan Losses	16,141	15,585
NONINTEREST INCOME
Service charges on deposit accounts	1,059	1,228
Debit card income, net	1,046	755
Mortgage loan income	2,882	889
Brokerage income	834	744
Loan and deposit income	473	300
Bank-owned life insurance income	133	142
Gain (Loss) on equity securities	(70)	63
Gain (Loss) on sale of securities	159	383
SBIC income	241	178
Other income	18	49
Total Noninterest Income	6,775	4,731
OPERATING EXPENSES
Personnel expenses	8,021	7,348
Occupancy and equipment expenses	1,278	1,185
Technology expenses	665	586
Advertising	183	261
Other business development expenses	299	295
Data processing expense	385	450
Other taxes	525	437
Loan and deposit expenses	255	246
Legal and professional expenses	368	495
Regulatory assessment expenses	201	26
Other operating expenses	983	621
Total Operating Expenses	13,163	11,950
Income Before Income Tax Expense	9,753	8,366
Income tax expense	1,688	1,621
Net Income	$8,065	$6,745
EARNINGS PER SHARE
Basic	$1.10	$0.92
Diluted	$1.10	$0.92
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$8,065	$6,745
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(9,021)	7,740
Tax effect	1,895	(1,625)
(Gain) loss on sale of securities included in net income	(159)	(383)
Tax effect	33	80
Total other comprehensive income (loss)	(7,252)	5,812
Comprehensive Income	$813	$12,557
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
Net income	—	—	—	6,745	—	6,745
Stock incentive plan	—	—	64	—	—	64
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Cash dividend - $0.06 per common share	—	—	—	(439)	—	(439)
Other comprehensive income (loss)	—	—	—	—	5,812	5,812
Balance as of March 31, 2020	7,322,532	$68,177	$1,333	$188,877	$5,788	$264,175

Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	8,065	—	8,065
Stock incentive plan	—	—	93	—	—	93
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(19,661)	(1,018)	—	—	—	(1,018)
Cash dividend - $0.07 per common share	—	—	—	(511)	—	(511)
Other comprehensive income (loss)	—	—	—	—	(7,252)	(7,252)
Balance as of March 31, 2021	7,306,747	$67,093	$1,638	$216,511	$(331)	$284,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,065	$6,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	464	449
Amortization	150	144
Share-based compensation earned	93	64
Share-based board compensation earned	12	17
(Gain) Loss on other assets owned	7	(5)
Net (accretion) amortization on securities AFS	827	660
Gain on sale of securities AFS	(159)	(383)
Provision for loan losses	1,450	503
Deferred income tax (benefit) expense	(561)	(130)
Net (increase) decrease in loans HFS	10,667	(1,508)
Net (increase) decrease in accrued interest receivable	420	11
Net (increase) decrease in BOLI	(133)	(142)
Net increase (decrease) in accrued interest payable	(75)	85
Net increase (decrease) in accrued income taxes payable	2,265	1,738
Other operating activities, net	563	606
Net cash provided by (used in) operating activities	24,055	8,854
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	64,769	31,160
Maturities, principal repayments, and calls	30,822	18,354
Purchases	(123,175)	(108,805)
Purchase of nonmarketable equity securities	—	(4)
Net (increase) decrease in loans HFI	(13,664)	(8,508)
Proceeds from sales of foreclosed assets	96	299
Purchases of premises and equipment	(490)	(410)
Net cash provided by (used in) investing activities	(41,642)	(67,914)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	174,915	6,662
Repurchase of common stock	(1,018)	—
Proceeds from exercise of stock options	—	8
Cash dividends	(511)	(439)
Net cash provided by (used in) financing activities	173,386	6,231
Net change in cash and cash equivalents	155,799	(52,829)
Cash and cash equivalents - beginning of period	447,201	133,292
Cash and cash equivalents - end of period	$603,000	$80,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,662	$2,407
Income taxes	$—	$—
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$—	$23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and with instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company's financial condition or results of operations.
Critical Accounting Policies and Estimates
There were no material changes or developments during the reporting period with respect to methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2020, that were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
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
2.    Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. Investment activity for the three months ended March 31, 2021, included $123.2 million of securities purchased, partially offset by $64.8 million in sales and $30.8 million in maturities, principal repayments, and calls. The net unrealized gain on the securities AFS portfolio decreased $9.2 million for the three months ended March 31, 2021.

The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$293,405	$2,275	$(4,315)	$291,365
Municipal bonds	215,901	3,108	(1,580)	217,429
U.S. agency securities	7,055	142	(49)	7,148
Total Securities AFS	$516,361	$5,525	$(5,944)	$515,942

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206
The amortized costs and estimated fair value of debt securities as of March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$5,365	$5,406
After one year but within five years	33,017	33,645
After five years but within ten years	46,352	47,552
After ten years	431,627	429,339
Total	$516,361	$515,942

Information pertaining to securities with gross unrealized losses as of March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows:

	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2021
Securities AFS:
Mortgage-backed securities	$(4,315)	$188,491	$—	$—
Municipal bonds	(1,580)	76,589	—	—
U.S. agency securities	(49)	2,930	—	—
Total Securities AFS	$(5,944)	$268,010	$—	$—

December 31, 2020
Securities AFS:
Mortgage-backed securities	$(332)	$72,367	$—	$—
Municipal bonds	(51)	9,466	—	—
U.S. agency securities	(4)	4,996	—	—
Total Securities AFS	$(387)	$86,829	$—	$—
As of March 31, 2021, the Company held 139 securities that were in unrealized loss positions. The aggregate unrealized loss of these securities as of March 31, 2021, was 1.15% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Management Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on the review of available information, including recent changes in interest rates and credit rating information, management believes the decline in fair value of these securities is temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the three months ended March 31, 2021, or the year ended December 31, 2020.
The proceeds from sales of securities AFS and their gross gain (loss) for the three months ended March 31, 2021 and 2020, are shown below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Proceeds (1)	$64,769	$31,160
Gross gain	$442	$456
Gross loss	$(283)	$(73)
(1)The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $110.4 million and $105.1 million were pledged to secure public entity deposits as of March 31, 2021 and December 31, 2020, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	March 31, 2021	December 31, 2020
Real estate:
Commercial real estate	$562,616	$556,769
One-to-four family residential	447,420	442,889
Construction and development	117,952	127,321
Commercial and industrial	266,180	250,428
SBA PPP, net of deferred income	119,358	118,447
Tax-exempt	66,554	68,666
Consumer	22,006	23,926
Total loans HFI	$1,602,086	$1,588,446
Total loans HFS	$18,449	$29,116
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the three months ended March 31, 2021:

(in thousands)	Beginning Balance December 31, 2020	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance March 31, 2021
Real estate:
Commercial real estate	$5,798	$295	$—	$—	$6,093
One-to-four family residential	5,390	285	—	3	5,678
Construction and development	1,699	(71)	—	1	1,629
Commercial and industrial	3,631	890	(7)	10	4,524
SBA PPP, net of deferred income	318	6	—	—	324
Tax-exempt	680	6	—	—	686
Consumer	435	39	(88)	57	443
Total allowance for loan losses	$17,951	$1,450	$(95)	$71	$19,377
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2020:

(in thousands)	Beginning Balance December 31, 2019	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2020
Real estate:
Commercial real estate	$3,454	$2,344	$—	$—	$5,798
One-to-four family residential	3,323	2,057	—	10	5,390
Construction and development	1,211	501	(14)	1	1,699
Commercial and industrial	5,175	551	(2,184)	89	3,631
SBA PPP, net of deferred income	—	318	—	—	318
Tax-exempt	334	346	—	—	680
Consumer	440	176	(355)	174	435
Total allowance for loan losses	$13,937	$6,293	$(2,553)	$274	$17,951

The balance in the allowance for loan losses and the related recorded investment in loans by category as of March 31, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$274	$5,819	$—	$6,093
One-to-four family residential	38	5,640	—	5,678
Construction and development	—	1,629	—	1,629
Commercial and industrial	481	4,043	—	4,524
SBA PPP, net of deferred income	—	324	—	324
Tax-exempt	—	686	—	686
Consumer	107	336	—	443
Total allowance for loan losses	$900	$18,477	$—	$19,377

Loans:
Real estate:
Commercial real estate	$3,081	$559,535	$—	$562,616
One-to-four family residential	1,064	446,356	—	447,420
Construction and development	—	117,952	—	117,952
Commercial and industrial	3,950	262,230	—	266,180
SBA PPP, net of deferred income	—	119,358	—	119,358
Tax-exempt	—	66,554	—	66,554
Consumer	108	21,898	—	22,006
Total loans HFI	$8,203	$1,593,883	$—	$1,602,086
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$268	$5,530	$—	$5,798
One-to-four family residential	45	5,345	—	5,390
Construction and development	—	1,699	—	1,699
Commercial and industrial	540	3,091	—	3,631
SBA PPP, net of deferred income	—	318	—	318
Tax-exempt	—	680	—	680
Consumer	111	324	—	435
Total allowance for loan losses	$964	$16,987	$—	$17,951

Loans:
Real estate:
Commercial real estate	$3,617	$553,152	$—	$556,769
One-to-four family residential	1,126	441,763	—	442,889
Construction and development	—	127,321	—	127,321
Commercial and industrial	3,979	246,449	—	250,428
SBA PPP, net of deferred income	—	118,447	—	118,447
Tax-exempt	—	68,666	—	68,666
Consumer	114	23,812	—	23,926
Total loans HFI	$8,836	$1,579,610	$—	$1,588,446

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of March 31, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$561,204	$—	$—	$1,412	$562,616
One-to-four family residential	446,678	228	—	514	447,420
Construction and development	117,004	948	—	—	117,952
Commercial and industrial	265,219	82	—	879	266,180
SBA PPP, net of deferred income	119,358	—	—	—	119,358
Tax-exempt	66,554	—	—	—	66,554
Consumer	21,997	3	6	—	22,006
Total loans HFI	$1,598,014	$1,261	$6	$2,805	$1,602,086
A summary of current, past due, and nonaccrual loans as of December 31, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$554,861	$62	$—	$1,846	$556,769
One-to-four family residential	442,096	219	—	574	442,889
Construction and development	127,258	63	—	—	127,321
Commercial and industrial	249,453	93	—	882	250,428
SBA PPP, net of deferred income	118,447	—	—	—	118,447
Tax-exempt	68,666	—	—	—	68,666
Consumer	23,891	27	3	5	23,926
Total loans HFI	$1,584,672	$464	$3	$3,307	$1,588,446

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of March 31, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,416	$1,381	$—	$1,405
One-to-four family residential	883	817	—	821
Construction and development	—	—	—	—
Commercial and industrial	106	91	—	91
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	1	1	—	1
Total with no related allowance	2,406	2,290	—	2,318
With allowance recorded:
Real estate:
Commercial real estate	1,741	1,700	274	1,945
One-to-four family residential	247	247	38	273
Construction and development	—	—	—	—
Commercial and industrial	4,812	3,859	481	3,873
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	107	107	107	110
Total with related allowance	6,907	5,913	900	6,201
Total impaired loans	$9,313	$8,203	$900	$8,519

Information pertaining to impaired loans as of December 31, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,459	$1,428	$—	$1,417
One-to-four family residential	891	827	—	987
Construction and development	—	—	—	—
Commercial and industrial	92	92	—	1,173
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	1	1	—	2
Total with no related allowance	2,443	2,348	—	3,579
With allowance recorded:
Real estate:
Commercial real estate	2,402	2,189	268	1,533
One-to-four family residential	306	299	45	234
Construction and development	—	—	—	8
Commercial and industrial	4,854	3,887	540	6,521
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	114	113	111	103
Total with related allowance	7,676	6,488	964	8,399
Total impaired loans	$10,119	$8,836	$964	$11,978
The interest income recognized on impaired loans for the three months ended March 31, 2021 and March 31, 2020, was $65,000 and $91,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of March 31, 2021 or December 31, 2020.
A summary of current, past due, and nonaccrual TDR loans as of March 31, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,107	$—	$—	$720	$1,827
One-to-four family residential	299	—	—	—	299
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	2	2
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,406	$—	$—	$722	$2,128
Number of TDR loans	8	—	—	4	12

A summary of current, past due, and nonaccrual TDR loans as of December 31, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,151	$—	$—	$1,212	$2,363
One-to-four family residential	303	—	—	—	303
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	5	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,454	$—	$—	$1,217	$2,671
Number of TDR loans	8	—	—	4	12
There were no loans modified as TDRs during the three months ended March 31, 2021 and March 31, 2020. Additionally, there were no defaults on loans during the three months ended March 31, 2021 or March 31, 2020, that had been modified as a TDR during the prior twelve months.

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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of March 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$558,381	$533	$3,702	$—	$—	$562,616
One-to-four family residential	446,123	335	962	—	—	447,420
Construction and development	117,173	—	779	—	—	117,952
Commercial and industrial	260,117	2,046	4,017	—	—	266,180
SBA PPP, net of deferred income	119,358	—	—	—	—	119,358
Tax-exempt	66,554	—	—	—	—	66,554
Consumer	21,898	—	108	—	—	22,006
Total loans HFI	$1,589,604	$2,914	$9,568	$—	$—	$1,602,086

The following table summarizes loans by risk rating as of December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$551,954	$555	$4,260	$—	$—	$556,769
One-to-four family residential	441,374	486	1,029	—	—	442,889
Construction and development	126,542	—	779	—	—	127,321
Commercial and industrial	245,043	1,310	4,075	—	—	250,428
SBA PPP, net of deferred income	118,447	—	—	—	—	118,447
Tax-exempt	68,666	—	—	—	—	68,666
Consumer	23,813	—	113	—	—	23,926
Total loans HFI	$1,575,839	$2,351	$10,256	$—	$—	$1,588,446
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2021, unfunded loan commitments totaled approximately $311.3 million. As of December 31, 2020, unfunded loan commitments totaled approximately $283.3 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2021, commitments under standby letters of credit totaled approximately $11.8 million. As of December 31, 2020, commitments under standby letters of credit totaled approximately $10.5 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
4.    Deposits
Deposits were $2.52 billion and $2.34 billion as of March 31, 2021 and December 31, 2020, respectively. This increase was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining larger deposit balances, partially offset by the normal seasonal drawdowns as public entity customers distributed their year-end funds to other organizations. Deposits are summarized below:

(in thousands)	March 31, 2021	December 31, 2020
Noninterest-bearing demand deposits	$1,015,350	$943,615
Interest-bearing deposits:
NOW accounts	378,236	402,572
Money market accounts	616,202	506,902
Savings accounts	164,486	146,264
Time deposits < $100,000	109,644	108,982
Time deposits $100,000 to $250,000	137,580	138,683
Time deposits > $250,000	93,777	93,342
Total interest-bearing deposits	1,499,925	1,396,745
Total deposits	$2,515,275	$2,340,360
5.     Contingencies
The Company and the Bank are involved, from time to time, in various legal matters arising in the ordinary course of business. While the outcome of these claims or litigation cannot be determined at this time, in the opinion of management, neither the Company nor the Bank are involved in such legal proceedings that the resolution is expected to have a material adverse effect on the consolidated results of operations, financial condition, or cash flows.

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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Loans HFS	$18,449	$—	$18,449	$—
Securities AFS:
Mortgage-backed securities	291,365	—	291,365	—
Municipal bonds	217,429	—	217,429	—
U.S. agency securities	7,148	—	7,148	—
Equity securities	3,951	3,951	—	—

December 31, 2020
Loans HFS	$29,116	$—	$29,116	$—
Securities AFS:
Mortgage-backed securities	274,827	—	274,827	—
Municipal bonds	213,281	—	213,281	—
U.S. agency securities	10,098	—	10,098	—
Equity securities	4,021	4,021	—	—
There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2021 and the year ended December 31, 2020.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Financial Assets and Financial Liabilities: Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a nonrecurring basis include certain impaired collateral dependent loans reported at fair value of the underlying collateral if repayment is expected solely from the collateral. Prior to foreclosure of these loans, fair value of the collateral is estimated using Level 3 inputs based on customized discounting criteria.
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	For the Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Carrying value of impaired loans before allowance for loan losses	$—	$253
Specific allowance for loan losses	—	(115)
Fair value of impaired loans	$—	$138
We did not have any financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 and March 31, 2020.
Nonfinancial Assets and Liabilities: Certain nonfinancial assets and nonfinancial liabilities are measured at fair value on a nonrecurring basis. These include certain foreclosed assets, which are remeasured and reported at fair value through a charge-off to the allowance for loan losses upon initial recognition as a foreclosed asset. Subsequent to their initial recognition, certain foreclosed assets are remeasured at fair value through an adjustment included in other noninterest income. The fair value of foreclosed assets is estimated using Level 3 inputs based on customized discounting criteria less estimated selling costs.

The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$24
Charge-offs	—	—
Fair value of foreclosed assets	$—	$24
There were no foreclosed assets that were remeasured subsequent to initial recognition for the three months ended March 31, 2021 or March 31, 2020.
We did not have any nonfinancial liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 and March 31, 2020.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
March 31, 2021
Impaired loans	$7,303	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	10.98%
Foreclosed assets	$793	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2020
Impaired loans	$7,872	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	10.91%
Foreclosed assets	$896	Discounted appraisals	Collateral discounts and costs to sell	0% - 13%	1.86%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of March 31, 2021 and December 31, 2020, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Financial assets:
Cash and due from banks	$36,856	$36,856	$36,856	$—	$—
Interest-bearing deposits in other banks	566,144	566,144	566,144	—	—
Securities AFS	515,942	515,942	—	515,942	—
Equity securities	3,951	3,951	3,951	—	—
Nonmarketable equity securities	3,447	3,447	—	3,447	—
Loans HFS	18,449	18,449	—	18,449	—
Loans HFI, net of allowance	1,582,709	1,592,933	—	—	1,592,933
Accrued interest receivable	6,460	6,460	—	—	6,460
Financial liabilities:
Deposits	2,515,275	2,518,515	—	2,518,515	—
Accrued interest payable	1,699	1,699	—	1,699	—

December 31, 2020
Financial assets:
Cash and due from banks	$29,537	$29,537	$29,537	$—	$—
Interest-bearing deposits in other banks	417,664	417,664	417,664	—	—
Securities AFS	498,206	498,206	—	498,206	—
Equity securities	4,021	4,021	4,021	—	—
Nonmarketable equity securities	3,447	3,447	—	3,447	—
Loans HFS	29,116	29,116	—	29,116	—
Loans HFI, net of allowance	1,570,495	1,578,398	—	—	1,578,398
Accrued interest receivable	6,880	6,880	—	—	6,880
Financial liabilities:
Deposits	2,340,360	2,344,969	—	2,344,969	—
Accrued interest payable	1,774	1,774	—	1,774	—
7.    Regulatory Capital Requirements
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final capital conservation buffer was fully phased in at 2.500%. It is management’s belief that, as of March 31, 2021, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of March 31, 2021 and December 31, 2020, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Risk-Based Capital	$280,662	17.48%	$128,463	8.00%	$168,607	10.50%
Tier I Risk-Based Capital	$261,285	16.27%	$96,347	6.00%	$136,491	8.50%
Common Equity Tier I Capital	$261,285	16.27%	$72,260	4.50%	$112,405	7.00%
Tier I Leverage Capital	$261,285	9.61%	$108,791	4.00%	$108,791	4.00%

December 31, 2020
Total Risk-Based Capital	$271,061	17.17%	$126,307	8.00%	$165,778	10.50%
Tier I Risk-Based Capital	$253,110	16.03%	$94,731	6.00%	$134,202	8.50%
Common Equity Tier I Capital	$253,110	16.03%	$71,048	4.50%	$110,519	7.00%
Tier I Leverage Capital	$253,110	9.98%	$101,495	4.00%	$101,495	4.00%
Red River Bancshares, Inc.
As a general matter, bank holding companies are subject to capital adequacy requirements under applicable Federal Reserve regulations. However, bank holding companies which qualify as "small bank holding companies" under the Federal Reserve's Small Bank Holding Company Policy Statement are exempt from the Federal Reserve's capital adequacy guidelines at the holding company level. In May 2018, the Economic Growth Act was enacted, and it increased the asset threshold for "small bank holding companies" from $1.0 billion to $3.0 billion. Because the Company had less than $3.0 billion in assets as of June 30, 2020, the last measurement date, it is not subject to capital adequacy guidelines on a consolidated basis. Although the minimum regulatory capital requirements are not applicable to the Company, the Company calculates these ratios for its own planning and monitoring purposes.
Capital amounts and ratios for Red River Bancshares, Inc. as of March 31, 2021 and December 31, 2020, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
March 31, 2021
Total Risk-Based Capital	$303,073	18.87%
Tier I Risk-Based Capital	$283,696	17.66%
Common Equity Tier I Capital	$283,696	17.66%
Tier I Leverage Capital	$283,696	10.43%

December 31, 2020
Total Risk-Based Capital	$294,962	18.68%
Tier I Risk-Based Capital	$277,011	17.55%
Common Equity Tier I Capital	$277,011	17.55%
Tier I Leverage Capital	$277,011	10.92%
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% for 2020 and 8.50% for 2021 as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of March 31, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
8.    Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Amended and Restated Director Compensation Program, stock options, and restricted stock determined using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net income - basic	$8,065	$6,745
Net income - diluted	$8,065	$6,745

Denominator:
Weighted average shares outstanding - basic	7,317,995	7,313,279
Plus: Effect of Director Compensation Program	209	454
Plus: Effect of stock options and restricted stock	18,947	37,676
Weighted average shares outstanding - diluted	7,337,151	7,351,409

Earnings per common share:
Basic	$1.10	$0.92
Diluted	$1.10	$0.92
9.    Stock Repurchase Program
On August 27, 2020, the Company's board of directors approved a stock repurchase program. The repurchase program authorizes the Company to purchase up to $3.0 million of its outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended March 31, 2021, the Company repurchased 19,661 shares of its common stock at an aggregate cost of $1.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2020 through March 31, 2021, and on our results of operations for the three months ended March 31, 2021 and March 31, 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and "Part II - Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. Also, see risk factors and other cautionary statements described in "Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
FIRST QUARTER 2021 OVERVIEW
The first quarter of 2021 included record-high quarterly net income, the implementation of the SBA PPP2, an increase to the quarterly cash dividend, stock repurchase activity, and executive management and board member changes. Economic activity in Louisiana improved due to an easing of the Louisiana COVID-19 pandemic restrictions, the rollout of COVID-19 vaccines, and the distribution of additional government stimulus funds.
COVID-19 Update
Due to the COVID-19 pandemic and executive orders by the governor of Louisiana, the residents, businesses, and non-profit organizations of Louisiana have been subject to the following limitations:
•Between November 6, 2020 and November 24, 2020, Louisiana was in modified Phase Three restriction status, during which time most non-essential businesses and places of worship were allowed to operate at 75% occupancy, with a few classes of businesses operating at 50% occupancy, and other businesses, including amusement parks and music halls, remaining closed.
•On November 25, 2020, due to an increase in COVID-19 cases, Louisiana returned to modified Phase Two restrictions. During this phase, which lasted until March 2, 2021, most non-essential businesses, including restaurants, were limited to 50% occupancy, although places of worship were allowed to continue to operate at 75% occupancy. Amusement parks and music halls remained closed.
•Effective March 3, 2021, Louisiana moved back to modified Phase Three restriction status. Most non-essential businesses and places of worship were permitted to operate at 75% occupancy. A few classes of businesses were permitted to operate at 50% occupancy, and other businesses, including amusement parks and music halls, remained closed.
•Effective March 31, 2021, certain Phase Three restrictions were lifted. Most non-essential businesses, including restaurants, were allowed to operate at 100% capacity. The statewide mask mandate remained in place.

•Effective April 28, 2021, the statewide mask mandate was lifted. A few classes of businesses remain restricted to 75% occupancy, including theaters, athletic event venues, and conference centers.
•In the first quarter of 2021, COVID-19 vaccinations became widely available. As of April 30, 2021, more than 26% of Louisiana's population was fully vaccinated.
As an essential business and to support our customers, Red River Bank has provided full banking services throughout the pandemic.
First Quarter 2021 Financial and Operational Highlights
•Net income for the first quarter of 2021 was $8.1 million, or $1.10 diluted EPS, an increase of $1.3 million, or 19.6%, compared to $6.7 million, or $0.92 diluted EPS, for the first quarter of 2020.
•For the first quarter of 2021, the quarterly return on assets was 1.20%, and the quarterly return on equity was 11.36%.
•Assets were $2.82 billion as of March 31, 2021, a $178.0 million, or 6.7%, increase from December 31, 2020. Asset growth in the first quarter of 2021 was driven by a $174.9 million increase in deposits. Deposits increased as a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining larger deposit balances, partially offset by the normal seasonal drawdowns by public entity customers.
•Red River Bank is participating in the SBA PPP. In the first quarter of 2021, forgiveness of PPP1 loans was offset by the issuance of PPP2 loans. Total PPP loans outstanding were consistent between March 31, 2021 and December 31, 2020. PPP loan income for the first quarter of 2021 was $2.1 million, $891,000 lower than $3.0 million for the prior quarter.
•The net interest margin FTE for the first quarter of 2021 was 2.76%, compared to 3.08% for the prior quarter and 3.41% for the first quarter of 2020. The net interest margin for the first quarter of 2021 was negatively impacted by a higher level of low yielding short-term liquid assets, combined with lower PPP loan income.
•Mortgage loan production remained strong with the low mortgage interest rate environment resulting in continued mortgage refinancing activity. Mortgage loan income for the first quarter of 2021 was $2.9 million, a 7.6% increase from the prior quarter and a 224.2% increase from the first quarter of 2020.
•Brokerage income for the first quarter of 2021 was at a quarterly record-high level. Brokerage income for the first quarter of 2021 was $834,000, a 39.5% increase from the prior quarter and a 12.1% increase from the first quarter of 2020.
•Nonperforming assets decreased $602,000 in the first quarter and were $3.6 million, or 0.13% of assets as of March 31, 2021. Due to positive asset quality trends, the rollout of COVID-19 vaccines, and the easing of pandemic-related restrictions on businesses, the provision for loan losses for the first quarter of 2021 was $1.5 million, compared to $2.7 million for the prior quarter and $503,000 for the first quarter of 2020. As of March 31, 2021, the allowance for loan losses was $19.4 million, or 1.21% of loans HFI and 1.31% of non-PPP loans HFI (non-GAAP). For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
•We increased the quarterly cash dividend to $0.07 per common share.
•In accordance with the stock repurchase program implemented in the third quarter of 2020, we repurchased 19,661 shares of common stock in the first quarter of 2021 at an aggregate cost of $1.0 million.
•Various executive management changes at Red River Bank occurred. Jeffrey R. Theiler stepped down as Senior Vice President and Chief Operations Officer for Red River Bank. Bridges Hall transitioned from being Northwest Market President to Senior Vice President and Credit Policy Officer. Jennifer Elliott joined Red River Bank as the Northwest Market President.
•Various changes occurred with the Boards of Directors of the Company and Red River Bank. Anna Brasher Moreau, DDS, MS, was appointed to the boards of the Company and Red River Bank. John C. Simpson transitioned from his role as Chairman of the Board of the Company and Red River Bank to Chair Emeritus and is also remaining a member on both boards. Teddy R. Price was elected by the board to serve as Chair of the Board of the Company and Red River Bank.
•In April 2021, the Company decided to invest in the JAM FINTOP Banktech, L.P. fund to strategically develop partnerships as we build Red River Bank's digital offerings.

The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated.

	As of		Change from December 31, 2020 to March 31, 2021
(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$2,820,672	$2,642,634	$178,038	6.7%
Interest-bearing deposits in other banks	566,144	417,664	148,480	35.6%
Securities available-for-sale	515,942	498,206	17,736	3.6%
Loans held for investment	1,602,086	1,588,446	13,640	0.9%
Total deposits	2,515,275	2,340,360	174,915	7.5%
Total stockholders’ equity	284,911	285,478	(567)	(0.2)%

	As of and for the Three Months Ended
(dollars in thousands, except per share data)	March 31,	December 31,	March 31,
	2021	2020	2020
Net Income	$8,065	$7,261	$6,745

Per Common Share Data:
Earnings per share, basic	$1.10	$0.99	$0.92
Earnings per share, diluted	$1.10	$0.99	$0.92
Book value per share	$38.99	$38.97	$36.08
Tangible book value per share(1,2)	$38.78	$38.76	$35.87
Cash dividends per share	$0.07	$0.06	$0.06
Shares outstanding	7,306,747	7,325,333	7,322,532
Weighted average shares outstanding, basic	7,317,995	7,325,333	7,313,279
Weighted average shares outstanding, diluted	7,337,151	7,343,859	7,351,409

Summary Performance Ratios:
Return on average assets	1.20%	1.13%	1.36%
Return on average equity	11.36%	10.23%	10.53%
Net interest margin	2.69%	3.01%	3.36%
Net interest margin FTE(3)	2.76%	3.08%	3.41%
Efficiency ratio(4)	54.02%	53.66%	57.40%
Loans HFI to deposits ratio	63.69%	67.87%	83.77%
Noninterest-bearing deposits to deposits ratio	40.37%	40.32%	35.15%
Noninterest income to average assets	1.01%	0.97%	0.95%
Operating expense to average assets	1.96%	2.08%	2.41%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.13%	0.16%	0.30%
Nonperforming loans to loans HFI	0.18%	0.21%	0.36%
Allowance for loan losses to loans HFI	1.21%	1.13%	0.99%
Net charge-offs to average loans	0.00%	0.06%	0.00%

Capital Ratios:
Total stockholders’ equity to total assets	10.10%	10.80%	13.14%
Tangible common equity to tangible assets(1,5)	10.05%	10.75%	13.07%
Total risk-based capital to risk-weighted assets	18.87%	18.68%	18.18%
Tier 1 risk-based capital to risk-weighted assets	17.66%	17.55%	17.21%
Common equity Tier 1 capital to risk-weighted assets	17.66%	17.55%	17.21%
Tier 1 risk-based capital to average assets	10.43%	10.92%	12.89%
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
RESULTS OF OPERATIONS
Net income for the first quarter of 2021 was $8.1 million, or $1.10 diluted EPS, an increase of $1.3 million, or 19.6%, compared to $6.7 million, or $0.92 diluted EPS, in the first quarter of 2020. The increase in net income was due to a $2.0 million increase in noninterest income and a $1.5 million increase in net interest income, partially offset by a $1.2 million increase in operating expenses, a $947,000 increase in the provision for loan losses, and a $67,000 increase in income tax expense. The return on assets for the first quarter of 2021 was 1.20%, compared to 1.36% for the first quarter of 2020. The return on equity was 11.36% for the first quarter of 2021 and 10.53% for the first quarter of 2020. Our efficiency ratio for the first quarter of 2021 was 54.02%, compared to 57.40% for the first quarter of 2020.

Net Interest Income and Net Interest Margin
Our operating results depend primarily on our net interest income. Fluctuations in market interest rates impact the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities impact our net interest income. To evaluate net interest income, we measure and monitor: (1) yields on loans and other interest-earning assets; (2) the cost of deposits and other funding sources; (3) net interest spread; and (4) net interest margin. Since noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing funding sources.
Since March 2020, we have been in a low interest rate environment that has impacted both the net interest income and net interest margin FTE. The average effective federal funds rate for the first quarter of 2020 was 1.26%. In March 2020, the target federal funds rate decreased 150 bps to 0.25% and has remained at this rate through March 31, 2021. The average effective federal funds rate for the first quarter of 2021 was 0.08%. The lower interest rate environment impacted yields on new, renewing, and floating rate loans, short-term liquid assets, and securities.
For the first quarter of 2021, deposit growth resulted in additional liquidity which was deployed primarily into interest-bearing deposits in other banks and also into securities. The additional liquidity had an approximately 60 bp dilutive impact to the net interest margin FTE. For the second quarter of 2021, we expect the net interest margin FTE to decrease slightly due to the uncertainty of the higher liquidity levels and the deployment of these funds, combined with the timing of PPP loan forgiveness payments.
First Quarter of 2021
Net interest income for the first quarter of 2021 totaled $17.6 million, a $1.5 million, or 9.3%, increase from $16.1 million for the first quarter of 2020. Net interest income increased due to a $598,000 increase in interest and dividend income, combined with a $905,000 decrease in interest expense. Interest and dividend income increased primarily due to $2.1 million of PPP loan income recorded during the first quarter of 2021 and a $99,000 increase in interest income for total securities. These increases were partially offset by a $1.4 million decrease in non-PPP loan income and a $197,000 decrease in interest income on short-term liquid assets due to the lower yields resulting from the continued low interest rate environment. The increase in interest income for total securities was due to a $141.6 million, or 40.5%, growth in average total securities compared to the first quarter of 2020, partially offset by a decrease in the yield. Due to this growth, average total securities were 18.8% of average earning assets for the first quarter of 2021. Interest expense decreased as deposits continued to price downward as we adjusted rates on interest-bearing deposits over the past 12 months. This decrease was partially offset by higher deposit balances. For the first quarter of 2021, average noninterest-bearing deposits increased $366.2 million, or 62.0%, and average interest-bearing transaction deposits increased $329.0 million, or 41.4%, compared to the first quarter of 2020.
Net interest margin FTE decreased 65 bps to 2.76% for the first quarter of 2021, from 3.41% for the first quarter of 2020, due to the Federal Reserve lowering interest rates 150 bps in March 2020, combined with the high level of low yielding short-term liquid assets maintained in the first quarter of 2021. Because deposit growth exceeded loan growth during the last 12 months, excess liquidity was deployed primarily into interest-bearing deposits in other banks and also into securities. For the first quarter of 2021, average short-term liquid assets were higher by $431.0 million, or 459.5%, compared to the first quarter of 2020 and were 20.1% of average earning assets. For the first quarter of 2021, compared to the first quarter of 2020, the yield on federal funds sold decreased 121 bps, and the yield on interest-bearing balances due from banks decreased 127 bps due to the lower interest rate environment. For the first quarter of 2021, the yield on taxable securities decreased 76 bps to 1.17%, compared to 1.93% for the first quarter of 2020. The yield on tax-exempt securities decreased 31 bps to 2.10%, compared to 2.41% for the same period prior year. The decrease in yield, for both taxable and tax-exempt securities, was due to the securities purchased during the last 12 months having lower yields than the portfolio yield as of March 31, 2020, as a result of the low rate environment. The yield on loans decreased 19 bps to 4.31% for the first quarter of 2021, compared to the same period prior year, due to the impact of the lower interest rate environment on new, renewed, and floating rate loans, partially offset by the yield on PPP loans. As of March 31, 2021, floating rate loans were 14.5% of loans HFI. The resulting yield on interest-earning assets was 2.94% for the first quarter of 2021, a decrease of 95 bps, compared to 3.89% for the first quarter of 2020. The cost of deposits was 0.27% for the first quarter of 2021, a decrease of 31 bps, compared to 0.58% for the first quarter of 2020. The cost of deposits was lower for the first quarter of 2021 due to average noninterest-bearing deposits increasing $366.2 million, or 62.0%, combined with a 45 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,594,796	$17,165	4.31%	$1,449,995	$16,466	4.50%
Securities - taxable	295,501	862	1.17%	262,417	1,267	1.93%
Securities - tax-exempt	195,406	1,028	2.10%	86,891	524	2.41%
Federal funds sold	77,484	22	0.11%	34,030	113	1.32%
Interest-bearing balances due from banks	447,265	100	0.09%	59,756	206	1.36%
Nonmarketable equity securities	3,447	1	0.13%	1,351	4	1.07%
Total interest-earning assets	2,613,899	$19,178	2.94%	1,894,440	$18,580	3.89%
Allowance for loan losses	(18,669)			(14,078)
Noninterest earning assets	133,381			115,245
Total assets	$2,728,611			$1,995,607
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,124,341	$479	0.17%	$795,390	$986	0.50%
Time deposits	340,705	1,108	1.32%	335,629	1,506	1.81%
Total interest-bearing deposits	1,465,046	1,587	0.44%	1,131,019	2,492	0.89%
Other borrowings	—	—	—%	80	—	0.55%
Total interest-bearing liabilities	1,465,046	$1,587	0.44%	1,131,099	$2,492	0.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	956,612			590,370
Accrued interest and other liabilities	18,187			16,584
Total noninterest-bearing liabilities	974,799			606,954
Stockholders’ equity	288,766			257,554
Total liabilities and stockholders’ equity	$2,728,611			$1,995,607
Net interest income		$17,591			$16,088
Net interest spread			2.50%			3.00%
Net interest margin			2.69%			3.36%
Net interest margin FTE(3)			2.76%			3.41%
Cost of deposits			0.27%			0.58%
Cost of funds			0.25%			0.53%
(1)Includes average outstanding balances of loans HFS of $11.1 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
In the first quarter of 2021, Red River Bank had $108.3 million of average PPP loans, net of deferred income, outstanding at an interest rate of 1.0%. PPP origination fees were $9.5 million, or 3.73%, of originated PPP loans and are being recorded to interest income over the 24- or 60-month loan term, for PPP1 and PPP2, respectively, or until the loans are forgiven by the SBA. When PPP loan forgiveness payments are received in full, the remaining portion of origination fees are recorded to income. Through March 31, 2021, we had received $132.1 million in SBA forgiveness and borrower payments on 78.6% of the 1,384 PPP1 loans originated. For the first quarter of 2021, PPP loan interest and fees totaled $2.1 million, resulting in a 7.97% yield.
Excluding PPP loan income, net interest income (non-GAAP) for the first quarter of 2021 was $15.5 million which was $629,000, or 3.9%, lower than the first quarter of 2020. Also, with PPP loans excluded for the first quarter of 2021, the yield on non-PPP loans (non-GAAP) was 4.05%, and the net interest margin FTE (non-GAAP) was 2.53%. For the first quarter of 2021, PPP loans had a 26 bp accretive impact to the yield on loans and a 23 bp accretive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,594,796	$17,165	4.31%	$1,449,995	$16,466	4.50%
Less: PPP loans, net
Average	108,334			—
Interest		284			—
Fees		1,848			—
Total PPP loans, net	108,334	2,132	7.97%	—	—	—%
Non-PPP loans (non-GAAP)(4)	$1,486,462	$15,033	4.05%	$1,449,995	$16,466	4.50%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.28%			3.00%
Net interest margin			2.47%			3.36%
Net interest margin FTE(3)			2.53%			3.41%
(1)Includes average outstanding balances of loans HFS of $11.1 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
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

	For the Three Months Ended
	March 31, 2021 vs 2020
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$2,401	$(1,702)	$699
Securities - taxable	160	(565)	(405)
Securities - tax-exempt	654	(150)	504
Federal funds sold	145	(236)	(91)
Interest-bearing balances due from banks	1,325	(1,431)	(106)
Nonmarketable equity securities	6	(9)	(3)
Total interest-earning assets	$4,691	$(4,093)	$598
Interest-bearing liabilities:
Interest-bearing transaction deposits	$431	$(938)	$(507)
Time deposits	24	(422)	(398)
Total interest-bearing deposits	455	(1,360)	(905)
Total interest-bearing liabilities	$455	$(1,360)	$(905)
Increase (decrease) in net interest income	$4,236	$(2,733)	$1,503
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
The provision expense for the first quarter of 2021 was $1.5 million, an increase of $947,000, or 188.3%, from $503,000 for the first quarter of 2020, due to economic pressures related to the COVID-19 pandemic. As we continue to monitor the economy for signs that recovery is underway, we expect to return to pre-COVID-19 provision expense levels.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees. Noninterest income increased $2.0 million to $6.8 million for the first quarter of 2021 compared to $4.7 million for the first quarter of 2020. The increase in noninterest income was mainly due to higher mortgage loan income, higher net debit card income, and higher loan and deposit income. These increases were partially offset by a smaller gain on sale of securities, a decrease in service charges on deposit accounts, and a loss on equity securities.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,059	$1,228	$(169)	(13.8)%
Debit card income, net	1,046	755	291	38.5%
Mortgage loan income	2,882	889	1,993	224.2%
Brokerage income	834	744	90	12.1%
Loan and deposit income	473	300	173	57.7%
Bank-owned life insurance income	133	142	(9)	(6.3)%
Gain (Loss) on equity securities	(70)	63	(133)	(211.1)%
Gain (Loss) on sale of securities	159	383	(224)	(58.5)%
SBIC income	241	178	63	35.4%
Other income	18	49	(31)	(63.3)%
Total noninterest income	$6,775	$4,731	$2,044	43.2%
Mortgage loan income increased $2.0 million to $2.9 million for the first quarter of 2021, compared to $889,000 for the same quarter prior year. As a result of the low mortgage interest rate environment, mortgage lending activity in the first quarter of 2021 continued at high levels.
Debit card income, net, increased $291,000 to $1.0 million for the first quarter of 2021 compared to the first quarter of 2020. This increase was due to increases in the number and amount of debit card transactions.
Loan and deposit income totaled $473,000 for the first quarter of 2021, an increase of $173,000 compared to the same quarter prior year. This increase was primarily related to $110,000 of nonrecurring commercial real estate loan fees and $42,000 of higher interchange fees from an increase in credit card purchase volume in the first quarter of 2021.
The gain on the sale of securities was $159,000 for the first quarter of 2021, compared to a gain of $383,000 in the first quarter of 2020. The gain in the first quarter of 2021 was primarily due to favorable pricing obtained from the sale of lower yielding taxable municipals. The gain in the first quarter of 2020 was primarily a result of unusually high prices in the municipal securities market.
Service charges on deposit accounts decreased $169,000 to $1.1 million for the first quarter of 2021 compared to the first quarter of 2020. This decrease was mainly due to fewer non-sufficient fund transactions in the first quarter of 2021.
The gain or loss on equity securities is a mark-to-market adjustment primarily driven by changes in the interest rate environment. Due to fluctuations in market rates between periods, equity securities had a mark-to-market loss of $70,000 for the first quarter of 2021, compared to a gain of $63,000 in the first quarter of 2020.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services. Operating expenses increased $1.2 million to $13.2 million for the first quarter of 2021 compared to $12.0 million for the first quarter of 2020. The increase in operating expenses was mainly due to higher personnel expenses, other operating expenses, and regulatory assessment expenses, partially offset by lower legal and professional expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2021	2020	Increase (Decrease)
Operating expenses:
Personnel expenses	$8,021	$7,348	$673	9.2%
Non-staff expenses:
Occupancy and equipment expenses	1,278	1,185	93	7.8%
Technology expenses	665	586	79	13.5%
Advertising	183	261	(78)	(29.9)%
Other business development expenses	299	295	4	1.4%
Data processing expense	385	450	(65)	(14.4)%
Other taxes	525	437	88	20.1%
Loan and deposit expenses	255	246	9	3.7%
Legal and professional expenses	368	495	(127)	(25.7)%
Regulatory assessment expenses	201	26	175	673.1%
Other operating expenses	983	621	362	58.3%
Total operating expenses	$13,163	$11,950	$1,213	10.2%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $673,000 to $8.0 million for the first quarter of 2021 compared to the same quarter prior year. As of March 31, 2021 and 2020, we had 339 and 333 full-time equivalent employees, respectively. The increase in personnel expenses was related to additional staff resulting from our expansion in the Southwest and Acadiana markets. Also, commission compensation increased for the first quarter of 2021, compared to the same quarter prior year, primarily due to significantly higher mortgage loan activity.
Other operating expenses increased by $362,000 to $983,000 for the first quarter of 2021, compared to $621,000 for the first quarter of 2020. This increase was primarily a result of a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020.
Regulatory assessment expense increased $175,000 to $201,000 for the first quarter of 2021 compared to the same quarter prior year. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the first quarter of 2020. Therefore, no FDIC insurance assessment expense was incurred for the first quarter of 2020 compared to $176,000 for the first quarter of 2021.
Legal and professional expenses decreased $127,000 to $368,000 for the first quarter of 2021 compared to the same quarter prior year. This decrease was due to lower attorney fees in the first quarter of 2021.
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
For the quarters ended March 31, 2021 and 2020, income tax expense totaled $1.7 million and $1.6 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the quarters ended March 31, 2021 and 2020, were 17.3% and 19.4%, respectively.
FINANCIAL CONDITION
General
As of March 31, 2021, total assets were $2.82 billion which was $178.0 million, or 6.7%, higher than total assets of $2.64 billion as of December 31, 2020. Within total assets, compared to December 31, 2020, interest-bearing deposits in other banks increased by $148.5 million, securities AFS increased by $17.7 million, and loans HFI increased by $13.6 million. For liabilities, compared to December 31, 2020, interest-bearing deposits increased by $103.2 million to $1.50 billion, and noninterest-bearing deposits increased by $71.7 million to $1.02 billion. As of March 31, 2021, the loans HFI to deposits ratio was 63.69%, compared to 67.87% as of December 31, 2020, and the noninterest-bearing deposits to total deposits ratio was 40.37%, compared to 40.32% as of December 31, 2020. Stockholders' equity decreased $567,000 during the first three months of 2021 to $284.9 million as of March 31, 2021.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks is the second largest component of earning assets. As of March 31, 2021, interest-bearing deposits in other banks was 20.1% of total assets. Historically, interest-bearing deposits in other banks were a much smaller portion of our total assets. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Interest-bearing deposits in other banks increased $517.5 million, or 1,064.8%, since March 31, 2020, and $148.5 million, or 35.6%, since December 31, 2020. These increases have been driven by an increase in customer deposits since the beginning of the COVID-19 pandemic. These deposits have increased due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from PPP loans, and customers maintaining larger deposit balances.
Securities
Our securities portfolio is the third largest component of earning assets and provides a significant source of revenue. As of March 31, 2021, our securities portfolio was 18.4% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Securities AFS were $515.9 million as of March 31, 2021, an increase of $17.7 million, or 3.6%, from $498.2 million as of December 31, 2020. Investment activity for the three months ended March 31, 2021, included $123.2 million of securities purchased, partially offset by $64.8 million in sales and $30.8 million in maturities, principal repayments, and calls. The net unrealized gain of the securities AFS portfolio decreased $9.2 million for the three months ended March 31, 2021. This decrease is attributed to an increase in market rates which resulted in lower prices on securities, and therefore, an overall lower market value of the portfolio.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of March 31, 2021, the net unrealized loss of the securities AFS portfolio was $419,000, compared to a net unrealized gain of $8.8 million as of December 31, 2020.
During the three months ended March 31, 2021, we sold $64.8 million of securities AFS, consisting of fast paying mortgage-backed and municipal securities with lower yields and short average lives. A large portion of the securities sold were mortgage-backed securities which had fast prepayment speeds and were owned at higher book prices, and due to accelerated prepayment speeds, the yields had declined. We reinvested the proceeds into securities with improved structure which rebalanced the cash flows for the portfolio, reduced amortization expense for the mortgage-backed sector, and improved the portfolio yield.
During the three months ended March 31, 2021, due to the low interest rate environment, we reallocated $67.5 million from federal funds sold yielding 0.11% for the three months ended March 31, 2021, to securities yielding 1.57%. Although this reallocation has slightly impacted the overall securities portfolio yield, we expect it to improve future interest income by moving these funds from federal funds sold to a higher yielding investment.
The securities portfolio tax-equivalent yield was 1.76% for the three months ended March 31, 2021, compared to 2.21% for the three months ended March 31, 2020. The decrease in yield for the three months ended March 31, 2021, compared to the same period for 2020, was due to purchasing $433.8 million in securities over the past year with lower yields than the portfolio yield as of March 31, 2020.
Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $4.0 million as of March 31, 2021, with a recognized loss of $70,000 for the three months ended March 31, 2021, compared to a fair value of $4.0 million as of December 31, 2020, with a recognized gain of $85,000 for the year ended December 31, 2020. There were no purchases or sales of equity securities for the three months ended March 31, 2021.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2021, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$293,405	$2,275	$(4,315)	$291,365
Municipal bonds	215,901	3,108	(1,580)	217,429
U.S. agency securities	7,055	142	(49)	7,148
Total Securities AFS	$516,361	$5,525	$(5,944)	$515,942

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206
The following table shows the fair value of securities AFS which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity as of March 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$1,724	2.53%	$4,017	2.13%	$23,894	1.96%	$261,730	1.32%	$291,365	1.39%
Municipal bonds	3,682	1.91%	27,300	1.76%	18,838	2.95%	167,609	2.61%	217,429	2.52%
U.S. agency securities	—	—%	2,328	2.49%	4,820	1.76%	—	—%	7,148	1.99%
Total Securities AFS	$5,406	2.11%	$33,645	1.85%	$47,552	2.33%	$429,339	1.82%	$515,942	1.87%
(1)Tax equivalent projected book yield as of March 31, 2021.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of March 31, 2021, loans HFI were $1.60 billion, an increase of $13.6 million, or 0.9%, compared to $1.59 billion as of December 31, 2020.
Red River Bank is participating in the SBA PPP. In the second quarter of 2020, Red River Bank originated 1,384 PPP1 loans totaling $199.0 million, with an average PPP loan size of $144,000. We began accepting PPP1 loan forgiveness applications on September 14, 2020, and in the fourth quarter of 2020, we began receiving PPP1 loan forgiveness payments from the SBA. As of March 31, 2021, we had received $132.1 million in SBA forgiveness and borrower payments on 78.6% of the 1,384 PPP1 loans originated. Through April 30, 2021, we had received $138.2 million in SBA forgiveness and borrower payments on 80.5% of the 1,384 PPP1 loans originated.
With the passing of the Economic Aid Act in December 2020, Red River Bank issued additional PPP1 loans and new PPP2 loans in the first quarter of 2021. As of March 31, 2021, new PPP1 loans were minimal, and we originated 436 PPP2 loans totaling $52.6 million, with an average size of $121,000. PPP2 loans resulted in $2.4 million of gross origination fees, yielding 4.64%. As of March 31, 2021, PPP loans were $119.4 million, net of $3.4 million of deferred income, or 7.5% of loans HFI.

As of March 31, 2021, loans HFI excluding $119.4 million of PPP loans (non-GAAP), net of deferred income, were $1.48 billion, an increase of $12.7 million, or 0.9%, from December 31, 2020. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$562,616	35.1%	$556,769	35.0%
One-to-four family residential	447,420	27.9%	442,889	27.9%
Construction and development	117,952	7.4%	127,321	8.0%
Commercial and industrial	266,180	16.6%	250,428	15.8%
SBA PPP, net of deferred income	119,358	7.5%	118,447	7.5%
Tax-exempt	66,554	4.1%	68,666	4.3%
Consumer	22,006	1.4%	23,926	1.5%
Total loans HFI	$1,602,086	100.0%	$1,588,446	100.0%
Total non-PPP loans HFI (non-GAAP)(1)	$1,482,728		$1,469,999
Total loans HFS	$18,449		$29,116
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

Loan Payment Deferments
During 2020, we began granting loan payment deferments for requesting borrowers impacted by pandemic-related economic shutdowns. As of March 31, 2021, $9.7 million, or 0.7% of non-PPP loans HFI (non-GAAP), remained on active deferral and were deferrals of principal payments only. As of April 30, 2021, $9.1 million or 0.6%, of non-PPP loans HFI (non-GAAP), remained on active deferral. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
In accordance with interagency regulatory guidance issued in March 2020 and revised in April 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
Industry and Other Portfolio Sectors
We have identified certain sectors within our loan portfolio that we believe have a heightened overall level of risk due to pandemic-related macroeconomic conditions. The following table shows non-PPP loans HFI (non-GAAP) in these sectors as of the dates indicated:

	March 31, 2021		December 31, 2020
	Loans		Loans
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Hospitality services:
Hotels and other overnight lodging	$26,477	1.8%	$26,722	1.9%
Restaurants - full service	12,258	0.8%	11,901	0.8%
Restaurants - limited service	12,235	0.8%	12,467	0.8%
Other	7,130	0.5%	7,194	0.5%
Total hospitality services	$58,100	3.9%	$58,284	4.0%

Retail trade (excluding automobile dealers)	$21,336	1.4%	$21,120	1.4%

Energy	$29,916	2.0%	$20,351	1.4%
Loan payment deferments in the hospitality services sector represent 86.2% of our active deferrals. As of March 31, 2021, active deferrals in the hospitality services sector were $8.4 million, or 0.6% of non-PPP loan HFI (non-GAAP), compared to $8.1 million, or 0.6% of non-PPP loans HFI (non-GAAP), as of December 31, 2020. As of March 31, 2021, there were no active deferrals in the retail trade or energy sectors. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The following table shows non-PPP loans HFI (non-GAAP) in other non-industry specific areas that we believe may be affected by the pandemic:

	March 31, 2021
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Loans collateralized by non-owner occupied properties leased to retail establishments	$42,681	2.9%

Credit card loans:
Commercial	$1,752	0.1%
Consumer	913	0.1%
Total credit card loans	$2,665	0.2%
Our health care loans are made up of a diversified portfolio of health care providers. As of March 31, 2021, health care credits were $145.1 million, or 9.8% of non-PPP loans HFI (non-GAAP), compared to $149.4 million, or 10.2% of non-PPP loans HFI (non-GAAP) as of December 31, 2020. The average health care loan size was $294,000 as of March 31, 2021, and $305,000 as of December 31, 2020. Within the health care sector, nursing and residential care loans were 4.0% of non-PPP loans HFI (non-GAAP) as of March 31, 2021, and 4.4% as of December 31, 2020. Loans to physician and dental practices were 5.7% of non-PPP loans HFI (non-GAAP) as of March 31, 2021, and 5.7% as of December 31, 2020. As of March 31, 2021, the health care sector had no active deferrals.
None of the markets in which we directly operate are characterized by a high degree of tourism-driven hospitality services. Likewise, our geographic footprint is not closely aligned with the bulk of Louisiana’s energy-concentrated local economies. We believe this provides our portfolio with some degree of insulation against the current stress in both of those segments.
The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	March 31, 2021
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$588,736	39.7%
Northwest	336,587	22.7%
Capital	420,068	28.3%
Southwest	75,228	5.1%
Northshore	56,105	3.8%
Acadiana	6,004	0.4%
Total non-PPP loans HFI	$1,482,728	100.0%
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

NPAs totaled $3.6 million as of March 31, 2021, down $602,000, or 14.3%, from $4.2 million as of December 31, 2020, primarily due to the payoff of nonaccrual loans and the sale of foreclosed assets. The ratio of NPAs to total assets improved to 0.13% as of March 31, 2021, from 0.16% as of December 31, 2020.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming loans:
Nonaccrual loans	$2,805	$3,307
Accruing loans 90 or more days past due	6	3
Total nonperforming loans	2,811	3,310
Foreclosed assets:
Real estate	793	896
Total foreclosed assets	793	896
Total NPAs	$3,604	$4,206

Troubled debt restructurings:(1,2)
Nonaccrual loans	$722	$1,217
Performing loans	1,406	1,454
Total TDRs	$2,128	$2,671

Nonperforming loans to loans HFI(1)	0.18%	0.21%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.19%	0.23%
NPAs to total assets	0.13%	0.16%
(1)Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
(2)In accordance with interagency regulatory guidance issued in March 2020, and revised in April 2020, COVID-19 pandemic-related short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
(3)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Nonaccrual loans are summarized below by category:

(in thousands)	March 31, 2021	December 31, 2020
Real estate:
Commercial real estate	$1,412	$1,846
One-to-four family residential	514	574
Construction and development	—	—
Commercial and industrial	879	882
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	—	5
Total nonaccrual loans	$2,805	$3,307
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
As of March 31, 2021, loans classified as pass were 99.2% of loans HFI, and loans classified as special mention and substandard were 0.2% and 0.6%, respectively, of loans HFI. There were no loans as of March 31, 2021, classified as doubtful or loss. As of December 31, 2020, loans classified as pass were 99.2% of loans HFI, and loans classified as special mention and substandard were 0.1% and 0.7%, respectively, of loans HFI. There were no loans as of December 31, 2020, classified as doubtful or loss.
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
As of March 31, 2021, the allowance for loan losses was $19.4 million, or 1.21% of loans HFI, and 1.31% of non-PPP loans HFI (non-GAAP). As of December 31, 2020, the allowance for loan losses totaled $18.0 million, or 1.13% of loans HFI, and 1.22% of non-PPP loans HFI (non-GAAP). The $1.4 million increase in the allowance for loan losses for the three months ended March 31, 2021, was due to the provision for loan loss expense. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The provision for loan losses for the three months ended March 31, 2021, was $1.5 million, an increase of $947,000, or 188.3%, from $503,000 for the three months ended March 31, 2020. The increase in the provision for loan losses was due to economic pressures related to the COVID-19 pandemic. As we continue to monitor the economy for signs that recovery is underway, we expect to return to pre-COVID-19 provision expense levels.

The following table displays activity in the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Loans HFI	$1,602,086	$1,447,362
Non-PPP Loans HFI (non-GAAP)(1)	$1,482,728	$1,447,362
Average loans	$1,594,796	$1,449,995

Allowance for loan losses at beginning of period	$17,951	$13,937
Provision for loan losses	1,450	503
Charge-offs:
Real estate:
Construction and development	—	(14)
Commercial and industrial	(7)	(2)
Consumer	(88)	(77)
Total charge-offs	(95)	(93)
Recoveries:
Real estate:
One-to-four family residential	3	3
Construction and development	1	—
Commercial and industrial	10	5
Consumer	57	38
Total recoveries	71	46
Net (charge-offs)/recoveries	(24)	(47)
Allowance for loan losses at end of period	$19,377	$14,393

Allowance for loan losses to loans HFI	1.21%	0.99%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.31%	0.99%
Net charge-offs to average loans	0.00%	0.00%
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
Total deposits increased $174.9 million, or 7.5%, to $2.52 billion as of March 31, 2021, from $2.34 billion as of December 31, 2020. Noninterest-bearing deposits increased by $71.7 million, or 7.6%, to $1.02 billion as of March 31, 2021. Noninterest-bearing deposits as a percentage of total deposits were 40.37% as of March 31, 2021, compared to 40.32% as of December 31, 2020. Interest-bearing deposits increased by $103.2 million, or 7.4%, to $1.50 billion as of March 31, 2021, with the largest increase in money market accounts. The increase in deposits was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining larger deposit balances, partially offset by the normal seasonal drawdowns as public entity customers distributed their year-end funds to other organizations.

The following table presents our deposits by account type as of the dates indicated:

	March 31, 2021		December 31, 2020		Change from December 31, 2020 to March 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$1,015,350	40.4%	$943,615	40.3%	$71,735	7.6%
Interest-bearing deposits:
NOW accounts	378,236	15.0%	402,572	17.2%	(24,336)	(6.0)%
Money market accounts	616,202	24.5%	506,902	21.7%	109,300	21.6%
Savings accounts	164,486	6.5%	146,264	6.2%	18,222	12.5%
Time deposits < $100,000	109,644	4.4%	108,982	4.7%	662	0.6%
Time deposits $100,000 to $250,000	137,580	5.5%	138,683	5.9%	(1,103)	(0.8)%
Time deposits > $250,000	93,777	3.7%	93,342	4.0%	435	0.5%
Total interest-bearing deposits	$1,499,925	59.6%	$1,396,745	59.7%	$103,180	7.4%
Total deposits	$2,515,275	100.0%	$2,340,360	100.0%	$174,915	7.5%
The following table presents deposits by customer type as of the dates indicated:

	March 31, 2021		December 31, 2020		Change from December 31, 2020 to March 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,220,684	48.5%	$1,091,268	46.6%	$129,416	11.9%
Commercial	1,132,722	45.0%	1,054,736	45.1%	77,986	7.4%
Public	161,869	6.5%	194,356	8.3%	(32,487)	(16.7)%
Total deposits	$2,515,275	100.0%	$2,340,360	100.0%	$174,915	7.5%
The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	March 31, 2021
Three months or less	$45,843
Over three months through six months	44,475
Over six months through 12 months	70,838
Over 12 months through three years	50,331
Over three years	19,870
Total	$231,357
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of March 31, 2021 or December 31, 2020.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of March 31, 2021, was $284.9 million, compared to $285.5 million as of December 31, 2020, a decrease of $567,000, or 0.2%. This decrease was attributable to a $7.3 million, net of tax, market adjustment to accumulated other comprehensive income related to securities AFS, $1.0 million for the repurchase of shares, and $511,000 in cash dividends, partially offset by $8.1 million of net income for the three months ended March 31, 2021, and $149,000 of stock compensation.
On August 27, 2020, the Company's Board of Directors approved a stock repurchase program. The repurchase program authorizes the Company to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the quarter ended March 31, 2021, we repurchased 19,661 shares of our common stock, at an aggregate cost of $1.0 million. As of March 31, 2021, we had $1.9 million available for repurchasing our common stock under this program.

As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% for 2020 and 8.50% for 2021 as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of March 31, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2021, and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly.
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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $403.0 million, or 20.0%, for the three months ended March 31, 2021, compared to the average deposits for the twelve months ended December 31, 2020. The increase in average total deposits was primarily due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining larger deposit balances, partially offset by the normal seasonal draw downs as public entity customers distributed their year-end funds to other organizations. Our average total loans increased $7.4 million, or 0.5%, for the three months ended March 31, 2021, compared to average total loans for the twelve months ended December 31, 2020.
As of March 31, 2021, we had cash and cash equivalents of $603.0 million compared to $447.2 million as of December 31, 2020. The increase of $155.8 million, or 34.8%, was a result of deposit growth creating additional liquidity, which was primarily deployed into interest-bearing deposits in other banks.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of March 31, 2021, securities AFS totaled $515.9 million compared to $498.2 million as of December 31, 2020. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of March 31, 2021, securities with a carrying value of $110.4 million, or 21.4% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $105.1 million, or 21.1% of the securities AFS portfolio, similarly pledged as of December 31, 2020. This increase of $5.3 million, or 5.0%, was primarily due to an increase in several public entity deposit accounts that occurred at the beginning of the first quarter. Public entity account balances generally fluctuate throughout the first quarter.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of March 31, 2021 and December 31, 2020. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of March 31, 2021 and December 31, 2020, our net borrowing capacity from the FHLB was $625.9 million and $510.8 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of March 31, 2021 and December 31, 2020, we had total borrowing capacity of $726.9 and $611.8 million, respectively, through these combined funding sources. We had no outstanding balances from any of these funding sources as of March 31, 2021 or December 31, 2020.
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
As of March 31, 2021, we had $311.3 million in unfunded loan commitments and $11.8 million in commitments associated with outstanding standby letters of credit. We have monitored the requests for extensions of credit under these lines and have not identified any requests outside of the normal course of business that appear to be attributable to COVID-19 hardships. As of December 31, 2020, we had $283.3 million in unfunded loan commitments and $10.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
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
In conjunction with our interest rate risk management process, on a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Our nonparallel rate shock model involves analysis of interest income and expense under various changes in the shape of the yield curve.
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

	As of March 31, 2021		As of December 31, 2020
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	40.4%	20.4%	36.6%	27.5%
+200	27.3%	15.7%	25.2%	22.3%
+100	13.7%	9.6%	13.4%	14.5%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.0)%	(18.2)%	(1.6)%	(18.0)%
-200	(3.5)%	(24.2)%	(1.6)%	(15.6)%
The results above, as of March 31, 2021 and December 31, 2020, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into our risk model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of March 31, 2021, floating rate loans were 14.5% of the loans HFI, and floating rate transaction deposits were 6.2% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2021, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	March 31,	December 31,	March 31,
(dollars in thousands, except per share data)	2021	2020	2020
Tangible common equity
Total stockholders' equity	$284,911	$285,478	$264,175
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$283,365	$283,932	$262,629
Common shares outstanding	7,306,747	7,325,333	7,322,532
Book value per common share	$38.99	$38.97	$36.08
Tangible book value per common share (non-GAAP)	$38.78	$38.76	$35.87

Tangible assets
Total assets	$2,820,672	$2,642,634	$2,010,701
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$2,819,126	$2,641,088	$2,009,155
Total stockholder's equity to assets	10.10%	10.80%	13.14%
Tangible common equity to tangible assets (non-GAAP)	10.05%	10.75%	13.07%
PPP-Adjusted Metrics
In the second quarter of 2020, Red River Bank originated 1,384 PPP1 loans totaling $199.0 million. With the passing of the Economic Aid Act in December of 2020, Red River Bank issued additional PPP1 loans and new PPP2 loans in the first quarter of 2021. As of March 31, 2021, new PPP1 loans were minimal, and we originated 436 PPP2 loans totaling $52.6 million. As of March 31, 2021, unamortized PPP origination fees were $3.4 million, resulting in $119.4 million of PPP loans, net of deferred income, or 7.5% of loans HFI.
PPP loans were implemented as a response to the COVID-19 pandemic and have characteristics that are different than the rest of our loan portfolio, including being short-term in nature (24 months or less for most PPP1 loans and 60 months or less for PPP2 loans and the additional PPP1 loans, depending on loan forgiveness timing), having a lower than market interest rate, and only being originated during specified time periods during the COVID-19 pandemic. Because of these factors, management believes that PPP-adjusted metrics provide a more accurate portrayal of certain aspects of the Company's financial condition and performance. Accordingly, we believe it is important to investors to see certain of our metrics with PPP loans excluded. The most directly comparable GAAP financial measure for PPP-adjusted metrics is total loans HFI.

The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

	March 31,	December 31,	March 31,
(dollars in thousands)	2021	2020	2020
Non-PPP loans HFI
Loans HFI	$1,602,086	$1,588,446	$1,447,362
Adjustments:
PPP loans, net	(119,358)	(118,447)	—
Non-PPP loans HFI (non-GAAP)	$1,482,728	$1,469,999	$1,447,362

Assets excluding PPP loans, net
Assets	$2,820,672	$2,642,634	$2,010,701
Adjustments:
PPP loans, net	(119,358)	(118,447)	—
Assets excluding PPP loans, net (non-GAAP)	$2,701,314	$2,524,187	$2,010,701

Deposits	$2,515,275	$2,340,360	$1,727,782
Allowance for loan losses	$19,377	$17,951	$14,393
Nonperforming loans	$2,811	$3,310	$5,235

Loans HFI to deposits ratio	63.69%	67.87%	83.77%
Non-PPP loans HFI to deposits ratio (non-GAAP)	58.95%	62.81%	83.77%

Allowance for loan losses to loans HFI	1.21%	1.13%	0.99%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.31%	1.22%	0.99%

Nonperforming loans to loans HFI	0.18%	0.21%	0.36%
Nonperforming loans to non-PPP loans HFI	0.19%	0.23%	0.36%
CRITICAL ACCOUNTING ESTIMATES
There were no material changes or developments during the reporting period with respect to methodologies that we use when developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See "Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements."
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2021, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.

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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is named as a defendant in a purported class action lawsuit, Aeron Averette v. Red River Bancshares, filed on August 28, 2020, in the 19th Judicial District Court of the State of Louisiana. The lawsuit alleges the Bank wrongfully imposed multiple non-sufficient funds fees on what the plaintiff describes as a single item presented for payment, thereby resulting in the Bank breaching its customer account agreement, abusing its rights, and being unjustly enriched. The plaintiff purports to represent a class consisting of all account holders in Louisiana who incurred similar charges by the Bank within the applicable prescriptive period. The plaintiff seeks unspecified damages, costs, fees, attorney’s fees, and general and equitable relief for herself and the purported class. The Company and Bank deny the allegations and are vigorously defending this matter. The Bank filed an exception of no cause of action in District Court as to the three grounds alleged by the plaintiff. On May 10, 2021, the 19th Judicial District Court ruled in the Bank's favor. The plaintiff may amend her petition to set forth a different cause of action or appeal the decision. At this stage of the lawsuit, we cannot determine the probability of a materially adverse result or reasonably estimate the potential exposure, if any.
From time to time, we, including our subsidiaries, are or may be involved in various legal matters arising in the ordinary course of business. In the opinion of management, neither we, nor any of our subsidiaries, are involved in such legal proceedings that the resolution is expected to have a material adverse effect on our consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against us or our subsidiaries could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect our reputation or that of our subsidiaries, even if resolved favorably.
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K.
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
Our purchases of shares of common stock made during the quarter consisted of stock repurchases made under our publically announced stock repurchase program and are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2021	—	$—	—	$2,878
February 1 - February 28, 2021	13,099	$50.71	13,099	$2,213
March 1 - March 31, 2021	6,562	$53.68	6,562	$1,860
Total	19,661	$51.70	19,661	$1,860
(1)On August 27, 2020, our board of directors approved a stock repurchase program. The repurchase program authorizes us to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Appointment of Chief Operating Officer
Effective May 11, 2021, Tammi R. Salazar was appointed to the position of Executive Vice President — Chief Operating Officer of Red River Bank. Ms. Salazar previously served as Executive Vice President — Private Banking, Mortgage, and Investments of Red River Bank.
A description of Ms. Salazar’s biographical information, certain familial relationships, business experience, and information regarding related party transactions as required by Item 401(b), 401(d), 401(e), and 404(a) of Regulation S-K is included in the Company’s definitive proxy statement (the “Proxy Statement”) filed with the SEC on March 19, 2021. A description of Ms. Salazar’s compensation arrangement, which will remain in effect, is also described in the Proxy Statement.
Item 6. Exhibits

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

10.1
Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.22 to Red River Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 19, 2021, file number 001-38888)+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: May 14, 2021	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)