Form 10-Q
period 2021-06-30
RED RIVER BANCSHARES INC
filed 2021-08-13
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, the registrant had 7,276,483 shares of common stock, no par value, issued and outstanding.

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
•the impact of COVID-19 (including the emergence of multiple COVID-19 variants) on our business, the communities where we have our banking centers, the state of Louisiana, and the United States, related to the economy and overall financial stability;
•government and regulatory responses to the COVID-19 pandemic;
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act and the Economic Aid Act which established the SBA PPP1 and the PPP2 programs, and other stimulus legislation or changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
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
•the impending cessation of LIBOR and the impact of replacement alternatives on our business;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$33,728	$29,537
Interest-bearing deposits in other banks	633,744	417,664
Total Cash and Cash Equivalents	667,472	447,201
Securities available-for-sale	512,012	498,206
Equity securities	3,961	4,021
Nonmarketable equity securities	3,449	3,447
Loans held for sale	12,291	29,116
Loans held for investment	1,600,388	1,588,446
Allowance for loan losses	(19,460)	(17,951)
Premises and equipment, net	47,414	46,924
Accrued interest receivable	6,039	6,880
Bank-owned life insurance	27,710	22,413
Intangible assets	1,546	1,546
Right-of-use assets	3,950	4,154
Other assets	11,704	8,231
Total Assets	$2,878,476	$2,642,634
LIABILITIES
Noninterest-bearing deposits	$1,031,486	$943,615
Interest-bearing deposits	1,538,113	1,396,745
Total Deposits	2,569,599	2,340,360
Accrued interest payable	1,432	1,774
Lease liabilities	4,042	4,233
Accrued expenses and other liabilities	10,479	10,789
Total Liabilities	2,585,552	2,357,156
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,284,994 and 7,325,333 shares	65,934	68,055
Additional paid-in capital	1,692	1,545
Retained earnings	224,240	208,957
Accumulated other comprehensive income (loss)	1,058	6,921
Total Stockholders' Equity	292,924	285,478
Total Liabilities and Stockholders' Equity	$2,878,476	$2,642,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,351	$17,076	$33,517	$33,542
Interest on securities	2,138	1,876	4,027	3,667
Interest on federal funds sold	25	37	47	150
Interest on deposits in other banks	129	32	229	238
Dividends on stock	1	2	2	6
Total Interest and Dividend Income	18,644	19,023	37,822	37,603
INTEREST EXPENSE
Interest on deposits	1,397	2,051	2,984	4,543
Interest on other borrowed funds	—	16	—	16
Total Interest Expense	1,397	2,067	2,984	4,559
Net Interest Income	17,247	16,956	34,838	33,044
Provision for loan losses	150	1,525	1,600	2,028
Net Interest Income After Provision for Loan Losses	17,097	15,431	33,238	31,016
NONINTEREST INCOME
Service charges on deposit accounts	1,140	718	2,199	1,946
Debit card income, net	1,204	896	2,250	1,651
Mortgage loan income	2,357	1,947	5,239	2,835
Brokerage income	806	395	1,640	1,139
Loan and deposit income	395	627	868	927
Bank-owned life insurance income	164	144	297	287
Gain (Loss) on equity securities	11	33	(59)	96
Gain (Loss) on sale and call of securities	34	840	193	1,223
SBIC income	239	190	480	368
Other income	53	33	71	82
Total Noninterest Income	6,403	5,823	13,178	10,554
OPERATING EXPENSES
Personnel expenses	8,110	7,646	16,131	14,995
Occupancy and equipment expenses	1,329	1,235	2,608	2,419
Technology expenses	744	615	1,408	1,202
Advertising	226	215	409	476
Other business development expenses	307	256	607	551
Data processing expense	532	471	917	921
Other taxes	532	438	1,057	875
Loan and deposit expenses	193	273	448	519
Legal and professional expenses	368	605	737	1,100
Regulatory assessment expenses	213	139	414	164
Other operating expenses	838	976	1,819	1,597
Total Operating Expenses	13,392	12,869	26,555	24,819
Income Before Income Tax Expense	10,108	8,385	19,861	16,751
Income tax expense	1,869	1,531	3,557	3,152
Net Income	$8,239	$6,854	$16,304	$13,599
EARNINGS PER SHARE
Basic	$1.13	$0.94	$2.23	$1.86
Diluted	$1.13	$0.93	$2.22	$1.85
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$8,239	$6,854	$16,304	$13,599
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	1,792	1,386	(7,229)	9,126
Tax effect	(377)	(291)	1,518	(1,916)
(Gain) loss on sale of securities included in net income	(34)	(840)	(193)	(1,223)
Tax effect	8	177	41	257
Total other comprehensive income (loss)	1,389	432	(5,863)	6,244
Comprehensive Income	$9,628	$7,286	$10,441	$19,843
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
Net income	—	—	—	6,745	—	6,745
Stock incentive plan	—	—	64	—	—	64
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Cash dividend - $0.06 per common share	—	—	—	(439)	—	(439)
Other comprehensive income (loss)	—	—	—	—	5,812	5,812
Balance as of March 31, 2020	7,322,532	$68,177	$1,333	$188,877	$5,788	$264,175
Net income	—	—	—	6,854	—	6,854
Stock incentive plan	—	—	96	—	—	96
Cash dividend - $0.06 per common share	—	—	—	(440)	—	(440)
Other comprehensive income (loss)	—	—	—	—	432	432
Balance as of June 30, 2020	7,322,532	$68,177	$1,429	$195,291	$6,220	$271,117

Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	8,065	—	8,065
Stock incentive plan	—	—	93	—	—	93
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(19,661)	(1,018)	—	—	—	(1,018)
Cash dividend - $0.07 per common share	—	—	—	(511)	—	(511)
Other comprehensive income (loss)	—	—	—	—	(7,252)	(7,252)
Balance as of March 31, 2021	7,306,747	$67,093	$1,638	$216,511	$(331)	$284,911
Net income	—	—	—	8,239	—	8,239
Stock incentive plan	—	—	54	—	—	54
Forfeiture of restricted shares of common stock	(100)	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(21,653)	(1,159)	—	—	—	(1,159)
Cash dividend - $0.07 per share	—	—	—	(510)	—	(510)
Other comprehensive income (loss)	—	—	—	—	1,389	1,389
Balance as of June 30, 2021	7,284,994	$65,934	$1,692	$224,240	$1,058	$292,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,304	$13,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	932	900
Amortization	317	260
Share-based compensation earned	147	160
Share-based board compensation earned	26	35
(Gain) Loss on other assets owned	(22)	9
Net (accretion) amortization on securities AFS	1,407	1,293
(Gain) Loss on sale and call of securities	(193)	(1,223)
Provision for loan losses	1,600	2,028
Deferred income tax (benefit) expense	(1,119)	(292)
Net (increase) decrease in loans HFS	16,825	(9,489)
Net (increase) decrease in accrued interest receivable	841	(1,241)
Net (increase) decrease in BOLI	(297)	(286)
Net increase (decrease) in accrued interest payable	(342)	(228)
Net increase (decrease) in accrued income taxes payable	(621)	3,108
Other operating activities, net	(467)	1,819
Net cash provided by (used in) operating activities	35,338	10,452
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	111,535	86,925
Maturities, principal repayments, and calls	54,607	42,076
Purchases	(188,583)	(198,841)
Purchase of nonmarketable equity securities	(2)	(2,091)
Capital contribution in partnerships	(40)	—
Net (increase) decrease in loans HFI	(12,299)	(177,480)
Purchase of bank owned life insurance	(5,000)	—
Proceeds from sales of foreclosed assets	96	302
Purchases of premises and equipment	(1,422)	(615)
Net cash provided by (used in) investing activities	(41,108)	(249,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	229,239	348,202
Proceeds from other borrowed funds	—	50,000
Repayments of other borrowed funds	—	(50,000)
Repurchase of common stock	(2,177)	—
Proceeds from exercise of stock options	—	8
Cash dividends	(1,021)	(879)
Net cash provided by (used in) financing activities	226,041	347,331
Net change in cash and cash equivalents	220,271	108,059
Cash and cash equivalents - beginning of period	447,201	133,292
Cash and cash equivalents - end of period	$667,472	$241,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,325	$4,788
Income taxes	$5,311	$317
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$266	$23

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
2.    Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. Investment activity for the six months ended June 30, 2021, included $188.6 million of securities purchased, partially offset by $111.5 million in sales and $54.6 million in maturities, principal repayments, and calls. The net unrealized gain on the securities AFS portfolio decreased $7.4 million for the six months ended June 30, 2021.

The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$296,205	$1,913	$(4,340)	$293,778
Municipal bonds	207,413	4,142	(504)	211,051
U.S. agency securities	7,055	153	(25)	7,183
Total Securities AFS	$510,673	$6,208	$(4,869)	$512,012

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206
The amortized costs and estimated fair value of debt securities as of June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$4,069	$4,077
After one year but within five years	30,116	30,758
After five years but within ten years	40,610	41,716
After ten years	435,878	435,461
Total	$510,673	$512,012
Information pertaining to securities with gross unrealized losses as of June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows:

	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities AFS:
Mortgage-backed securities	$(4,340)	$214,411	$—	$—
Municipal bonds	(504)	32,969	—	—
U.S. agency securities	(25)	2,955	—	—
Total Securities AFS	$(4,869)	$250,335	$—	$—

December 31, 2020
Securities AFS:
Mortgage-backed securities	$(332)	$72,367	$—	$—
Municipal bonds	(51)	9,466	—	—
U.S. agency securities	(4)	4,996	—	—
Total Securities AFS	$(387)	$86,829	$—	$—

As of June 30, 2021, the Company held 97 securities that were in unrealized loss positions. The aggregate unrealized loss of these securities as of June 30, 2021, was 0.95% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Management Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on the review of available information, including recent changes in interest rates and credit rating information, management believes the decline in fair value of these securities is temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the six months ended June 30, 2021, or the year ended December 31, 2020.
The proceeds from sales and calls of securities AFS and their gross gain (loss) for the three and six months ended June 30, 2021 and 2020, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Proceeds (1)	$50,399	$55,765	$115,168	$86,925
Gross gain	$408	$861	$850	$1,316
Gross loss	$(374)	$(21)	$(657)	$(93)
(1)The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $114.3 million and $105.1 million were pledged to secure public entity deposits as of June 30, 2021 and December 31, 2020, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	June 30, 2021	December 31, 2020
Real estate:
Commercial real estate	$578,005	$556,769
One-to-four family residential	462,611	442,889
Construction and development	101,073	127,321
Commercial and industrial	280,004	250,428
SBA PPP, net of deferred income	82,972	118,447
Tax-exempt	73,289	68,666
Consumer	22,434	23,926
Total loans HFI	$1,600,388	$1,588,446
Total loans HFS	$12,291	$29,116
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the six months ended June 30, 2021:

(in thousands)	Beginning Balance December 31, 2020	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance June 30, 2021
Real estate:
Commercial real estate	$5,798	$730	$—	$—	$6,528
One-to-four family residential	5,390	412	(10)	7	5,799
Construction and development	1,699	(326)	—	1	1,374
Commercial and industrial	3,631	698	(40)	13	4,302
SBA PPP, net of deferred income	318	(91)	—	—	227
Tax-exempt	680	69	—	—	749
Consumer	435	108	(163)	101	481
Total allowance for loan losses	$17,951	$1,600	$(213)	$122	$19,460
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2020:

(in thousands)	Beginning Balance December 31, 2019	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2020
Real estate:
Commercial real estate	$3,454	$2,344	$—	$—	$5,798
One-to-four family residential	3,323	2,057	—	10	5,390
Construction and development	1,211	501	(14)	1	1,699
Commercial and industrial	5,175	551	(2,184)	89	3,631
SBA PPP, net of deferred income	—	318	—	—	318
Tax-exempt	334	346	—	—	680
Consumer	440	176	(355)	174	435
Total allowance for loan losses	$13,937	$6,293	$(2,553)	$274	$17,951

The balance in the allowance for loan losses and the related recorded investment in loans by category as of June 30, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$614	$5,914	$—	$6,528
One-to-four family residential	11	5,788	—	5,799
Construction and development	—	1,374	—	1,374
Commercial and industrial	10	4,292	—	4,302
SBA PPP, net of deferred income	—	227	—	227
Tax-exempt	—	749	—	749
Consumer	106	375	—	481
Total allowance for loan losses	$741	$18,719	$—	$19,460

Loans:
Real estate:
Commercial real estate	$3,610	$574,395	$—	$578,005
One-to-four family residential	401	462,210	—	462,611
Construction and development	750	100,323	—	101,073
Commercial and industrial	800	279,204	—	280,004
SBA PPP, net of deferred income	—	82,972	—	82,972
Tax-exempt	—	73,289	—	73,289
Consumer	106	22,328	—	22,434
Total loans HFI	$5,667	$1,594,721	$—	$1,600,388
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$268	$5,530	$—	$5,798
One-to-four family residential	45	5,345	—	5,390
Construction and development	—	1,699	—	1,699
Commercial and industrial	540	3,091	—	3,631
SBA PPP, net of deferred income	—	318	—	318
Tax-exempt	—	680	—	680
Consumer	111	324	—	435
Total allowance for loan losses	$964	$16,987	$—	$17,951

Loans:
Real estate:
Commercial real estate	$3,617	$553,152	$—	$556,769
One-to-four family residential	1,126	441,763	—	442,889
Construction and development	—	127,321	—	127,321
Commercial and industrial	3,979	246,449	—	250,428
SBA PPP, net of deferred income	—	118,447	—	118,447
Tax-exempt	—	68,666	—	68,666
Consumer	114	23,812	—	23,926
Total loans HFI	$8,836	$1,579,610	$—	$1,588,446

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of June 30, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$577,258	$—	$—	$747	$578,005
One-to-four family residential	462,380	—	—	231	462,611
Construction and development	100,824	—	—	249	101,073
Commercial and industrial	279,198	7	—	799	280,004
SBA PPP, net of deferred income	82,972	—	—	—	82,972
Tax-exempt	73,289	—	—	—	73,289
Consumer	22,396	37	1	—	22,434
Total loans HFI	$1,598,317	$44	$1	$2,026	$1,600,388
A summary of current, past due, and nonaccrual loans as of December 31, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$554,861	$62	$—	$1,846	$556,769
One-to-four family residential	442,096	219	—	574	442,889
Construction and development	127,258	63	—	—	127,321
Commercial and industrial	249,453	93	—	882	250,428
SBA PPP, net of deferred income	118,447	—	—	—	118,447
Tax-exempt	68,666	—	—	—	68,666
Consumer	23,891	27	3	5	23,926
Total loans HFI	$1,584,672	$464	$3	$3,307	$1,588,446

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of June 30, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,659	$1,656	$—	$1,488
One-to-four family residential	343	311	—	652
Construction and development	750	750	—	250
Commercial and industrial	1,730	786	—	323
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	—	—	—	1
Total with no related allowance	4,482	3,503	—	2,714
With allowance recorded:
Real estate:
Commercial real estate	1,958	1,954	614	1,947
One-to-four family residential	90	90	11	212
Construction and development	—	—	—	—
Commercial and industrial	14	14	10	2,587
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	106	106	106	109
Total with related allowance	2,168	2,164	741	4,855
Total impaired loans	$6,650	$5,667	$741	$7,569

Information pertaining to impaired loans as of December 31, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,459	$1,428	$—	$1,417
One-to-four family residential	891	827	—	987
Construction and development	—	—	—	—
Commercial and industrial	92	92	—	1,173
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	1	1	—	2
Total with no related allowance	2,443	2,348	—	3,579
With allowance recorded:
Real estate:
Commercial real estate	2,402	2,189	268	1,533
One-to-four family residential	306	299	45	234
Construction and development	—	—	—	8
Commercial and industrial	4,854	3,887	540	6,521
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	114	113	111	103
Total with related allowance	7,676	6,488	964	8,399
Total impaired loans	$10,119	$8,836	$964	$11,978
The interest income recognized on impaired loans for the three months ended June 30, 2021 and June 30, 2020, was $21,000 and $71,000, respectively. The interest income recognized on impaired loans for the six months ended June 30, 2021 and June 30, 2020, was $86,000 and $162,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of June 30, 2021 or December 31, 2020.
A summary of current, past due, and nonaccrual TDR loans as of June 30, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,782	$—	$—	$—	$1,782
One-to-four family residential	296	—	—	—	296
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$2,078	$—	$—	$—	$2,078
Number of TDR loans	10	—	—	—	10

A summary of current, past due, and nonaccrual TDR loans as of December 31, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,151	$—	$—	$1,212	$2,363
One-to-four family residential	303	—	—	—	303
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	5	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,454	$—	$—	$1,217	$2,671
Number of TDR loans	8	—	—	4	12
There were no loans modified as TDRs during the six months ended June 30, 2021 and June 30, 2020. Additionally, there were no defaults on loans during the six months ended June 30, 2021 or June 30, 2020, that had been modified as a TDR during the prior twelve months.

Short-term loan modifications on loans HFI were made to provide temporary relief to borrowers that have been adversely affected by the outbreak of COVID-19. In accordance with interagency regulatory guidance issued in March 2020, and revised in April 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of June 30, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$573,788	$521	$3,696	$—	$—	$578,005
One-to-four family residential	461,909	331	371	—	—	462,611
Construction and development	100,466	—	607	—	—	101,073
Commercial and industrial	274,360	2,016	3,628	—	—	280,004
SBA PPP, net of deferred income	82,972	—	—	—	—	82,972
Tax-exempt	73,289	—	—	—	—	73,289
Consumer	22,327	—	107	—	—	22,434
Total loans HFI	$1,589,111	$2,868	$8,409	$—	$—	$1,600,388

The following table summarizes loans by risk rating as of December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$551,954	$555	$4,260	$—	$—	$556,769
One-to-four family residential	441,374	486	1,029	—	—	442,889
Construction and development	126,542	—	779	—	—	127,321
Commercial and industrial	245,043	1,310	4,075	—	—	250,428
SBA PPP, net of deferred income	118,447	—	—	—	—	118,447
Tax-exempt	68,666	—	—	—	—	68,666
Consumer	23,813	—	113	—	—	23,926
Total loans HFI	$1,575,839	$2,351	$10,256	$—	$—	$1,588,446
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2021, unfunded loan commitments totaled approximately $315.5 million. As of December 31, 2020, unfunded loan commitments totaled approximately $283.3 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2021, commitments under standby letters of credit totaled approximately $12.0 million. As of December 31, 2020, commitments under standby letters of credit totaled approximately $10.5 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
4.    Deposits
Deposits were $2.57 billion and $2.34 billion as of June 30, 2021 and December 31, 2020, respectively. This increase was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining larger deposit balances. Deposits are summarized below:

(in thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing deposits	$1,031,486	$943,615
Interest-bearing deposits:
NOW accounts	383,753	402,572
Money market accounts	637,845	506,902
Savings accounts	173,428	146,264
Time deposits < $100,000	110,105	108,982
Time deposits $100,000 to $250,000	137,879	138,683
Time deposits > $250,000	95,103	93,342
Total interest-bearing deposits	1,538,113	1,396,745
Total deposits	$2,569,599	$2,340,360
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Loans HFS	$12,291	$—	$12,291	$—
Securities AFS:
Mortgage-backed securities	293,778	—	293,778	—
Municipal bonds	211,051	—	211,051	—
U.S. agency securities	7,183	—	7,183	—
Equity securities	3,961	3,961	—	—

December 31, 2020
Loans HFS	$29,116	$—	$29,116	$—
Securities AFS:
Mortgage-backed securities	274,827	—	274,827	—
Municipal bonds	213,281	—	213,281	—
U.S. agency securities	10,098	—	10,098	—
Equity securities	4,021	4,021	—	—
There were no transfers between Level 1, 2, or 3 for the six months ended June 30, 2021 and the year ended December 31, 2020.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	For the Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Carrying value of impaired loans before allowance for loan losses	$1,537	$585
Specific allowance for loan losses	(10)	(290)
Fair value of impaired loans	$1,527	$295
We did not have any financial liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2021 and June 30, 2020.
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

The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$266	$23
Charge-offs	—	—
Fair value of foreclosed assets	$266	$23
There were no foreclosed assets that were remeasured subsequent to initial recognition for the six months ended June 30, 2021 or June 30, 2020.
We did not have any nonfinancial liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2021 and June 30, 2020.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
June 30, 2021
Impaired loans	$4,926	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	13.08%
Foreclosed assets	$1,059	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2020
Impaired loans	$7,872	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	10.91%
Foreclosed assets	$896	Discounted appraisals	Collateral discounts and costs to sell	0% - 13%	1.86%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of June 30, 2021 and December 31, 2020, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Financial assets:
Cash and due from banks	$33,728	$33,728	$33,728	$—	$—
Interest-bearing deposits in other banks	633,744	633,744	633,744	—	—
Securities AFS	512,012	512,012	—	512,012	—
Equity securities	3,961	3,961	3,961	—	—
Nonmarketable equity securities	3,449	3,449	—	3,449	—
Loans HFS	12,291	12,291	—	12,291	—
Loans HFI, net of allowance	1,580,928	1,588,641	—	—	1,588,641
Accrued interest receivable	6,039	6,039	—	—	6,039
Financial liabilities:
Deposits	2,569,599	2,572,486	—	2,572,486	—
Accrued interest payable	1,432	1,432	—	1,432	—

December 31, 2020
Financial assets:
Cash and due from banks	$29,537	$29,537	$29,537	$—	$—
Interest-bearing deposits in other banks	417,664	417,664	417,664	—	—
Securities AFS	498,206	498,206	—	498,206	—
Equity securities	4,021	4,021	4,021	—	—
Nonmarketable equity securities	3,447	3,447	—	3,447	—
Loans HFS	29,116	29,116	—	29,116	—
Loans HFI, net of allowance	1,570,495	1,578,398	—	—	1,578,398
Accrued interest receivable	6,880	6,880	—	—	6,880
Financial liabilities:
Deposits	2,340,360	2,344,969	—	2,344,969	—
Accrued interest payable	1,774	1,774	—	1,774	—
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final capital conservation buffer was fully phased in at 2.500%. It is management’s belief that, as of June 30, 2021, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of June 30, 2021 and December 31, 2020, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Risk-Based Capital	$289,125	17.83%	$129,746	8.00%	$170,291	10.50%
Tier I Risk-Based Capital	$269,665	16.63%	$97,309	6.00%	$137,855	8.50%
Common Equity Tier I Capital	$269,665	16.63%	$72,982	4.50%	$113,527	7.00%
Tier I Leverage Capital	$269,665	9.41%	$114,627	4.00%	$114,627	4.00%

December 31, 2020
Total Risk-Based Capital	$271,061	17.17%	$126,307	8.00%	$165,778	10.50%
Tier I Risk-Based Capital	$253,110	16.03%	$94,731	6.00%	$134,202	8.50%
Common Equity Tier I Capital	$253,110	16.03%	$71,048	4.50%	$110,519	7.00%
Tier I Leverage Capital	$253,110	9.98%	$101,495	4.00%	$101,495	4.00%
Red River Bancshares, Inc.
As a general matter, bank holding companies are subject to capital adequacy requirements under applicable Federal Reserve regulations. However, bank holding companies which qualify as "small bank holding companies" under the Federal Reserve's Small Bank Holding Company Policy Statement are exempt from the Federal Reserve's capital adequacy guidelines at the holding company level. In May 2018, the Economic Growth Act was enacted, and it increased the asset threshold for "small bank holding companies" from $1.0 billion to $3.0 billion. Because the Company had less than $3.0 billion in assets as of June 30, 2020, the last applicable measurement date, it is not subject to capital adequacy guidelines on a consolidated basis. Although the minimum regulatory capital requirements are not applicable to the Company, the Company calculates these ratios for its own planning and monitoring purposes.
Capital amounts and ratios for Red River Bancshares, Inc. as of June 30, 2021 and December 31, 2020, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
June 30, 2021
Total Risk-Based Capital	$309,780	19.10%
Tier I Risk-Based Capital	$290,320	17.90%
Common Equity Tier I Capital	$290,320	17.90%
Tier I Leverage Capital	$290,320	10.13%

December 31, 2020
Total Risk-Based Capital	$294,962	18.68%
Tier I Risk-Based Capital	$277,011	17.55%
Common Equity Tier I Capital	$277,011	17.55%
Tier I Leverage Capital	$277,011	10.92%
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

As of June 30, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
8.    Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Amended and Restated Director Compensation Program, stock options, and restricted stock determined using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year, and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income - basic	$8,239	$6,854	$16,304	$13,599
Net income - diluted	$8,239	$6,854	$16,304	$13,599

Denominator:
Weighted average shares outstanding - basic	7,300,040	7,322,532	7,308,968	7,317,906
Plus: Effect of Director Compensation Program	283	869	514	800
Plus: Effect of stock options and restricted stock	19,028	25,371	19,028	32,204
Weighted average shares outstanding - diluted	7,319,351	7,348,772	7,328,510	7,350,910

Earnings per common share:
Basic	$1.13	$0.94	$2.23	$1.86
Diluted	$1.13	$0.93	$2.22	$1.85
9.    Stock Repurchase Program
On August 27, 2020, the Company's board of directors approved a stock repurchase program. The repurchase program authorizes the Company to purchase up to $3.0 million of its outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended June 30, 2021, the Company repurchased 21,653 shares of its common stock at an aggregate cost of $1.2 million. For the six months ended June 30, 2021, the Company repurchased 41,314 shares of its common stock at an aggregate cost of $2.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2020 through June 30, 2021, and on our results of operations for the three and six months ended June 30, 2021 and June 30, 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 26 banking centers throughout Louisiana and one combined loan and deposit production office in Lafayette, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; and the Northshore, which includes Covington.
Our priority is to drive shareholder value through the establishment of a market-leading commercial banking franchise based in Louisiana. We provide our services through relationship-oriented bankers who are committed to their customers and the communities in which we offer our products and services. Our strategy is to expand geographically through the establishment of de novo banking centers in new markets and, to a lesser extent, through the acquisition of financial institutions with customer-oriented, compatible philosophies and in desirable geographic areas.
SECOND QUARTER 2021 OVERVIEW
The second quarter of 2021 included record-high quarterly net income, a continued high level of liquidity, the completion of the issuance of SBA PPP2 loans, and an executive management change. Economic activity in Louisiana improved due to the removal of most Louisiana COVID-19 pandemic restrictions, the wide-spread availability of COVID-19 vaccines, and the continuing effects of government stimulus funds.
COVID-19 Update
Due to the COVID-19 pandemic and executive orders by the governor of Louisiana, the residents, businesses, and non-profit organizations of Louisiana have been subject to the following limitations since March 2021:
•Effective March 3, 2021, Louisiana moved to modified Phase Three restriction status. Most non-essential businesses and places of worship were permitted to operate at 75% occupancy. A few classes of businesses were permitted to operate at 50% occupancy, and other businesses, including amusement parks and music halls, remained closed.
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
•On May 26, 2021, remaining limits on occupancy restrictions for businesses were lifted.
•In the first quarter of 2021, COVID-19 vaccinations became widely available. As of June 30, 2021, approximately 34.6% of Louisiana's population was fully vaccinated.
•Effective August 4, 2021, a temporary statewide indoor mask mandate was instated until at least September 1, 2021, due to the recent rise in COVID-19 cases and hospitalizations across Louisiana.
As an essential business and to support our customers, Red River Bank has provided full banking services throughout the pandemic.

Second Quarter 2021 Financial and Operational Highlights
•Net income for the second quarter of 2021 was $8.2 million, or $1.13 diluted EPS, an increase of $1.4 million, or 20.2%, compared to $6.9 million, or $0.93 diluted EPS, for the second quarter of 2020. Net income for the six months ended June 30, 2021, was $16.3 million, or $2.22 diluted EPS, an increase of $2.7 million, or 19.9%, compared to $13.6 million, or $1.85 diluted EPS, for the six months ended June 30, 2020.
•For the second quarter of 2021, the quarterly return on assets was 1.15%, and the quarterly return on equity was 11.41%.
•Assets were $2.88 billion as of June 30, 2021, a $57.8 million, or 2.0%, increase from March 31, 2021, and a $235.8 million, or 8.9%, increase from December 31, 2020. Asset growth in 2021 was driven by an increase in deposits.
•Red River Bank is participating in the SBA PPP. In the second quarter of 2021, forgiveness of PPP1 loans exceeded the issuance of PPP2 loans which resulted in a $36.4 million decrease in PPP loans. As of June 30, 2021, PPP loans were $83.0 million, net of $2.9 million of deferred income, or 5.2% of loans HFI. PPP1 loan forgiveness was lower in the second quarter of 2021 than in the first quarter of 2021 which resulted in a decrease in PPP loan income. PPP loan income for the second quarter of 2021 was $1.1 million, which was $1.1 million lower than the prior quarter.
•As of June 30, 2021, non-PPP loans HFI (non-GAAP) were $1.52 billion, an increase of $34.7 million, or 2.3%, from March 31, 2021, and an increase of $47.4 million, or 3.2%, from December 31, 2020, due to new loan activity in our newer markets. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
•Loans HFI decreased $1.7 million in the second quarter of 2021 to $1.60 billion as of June 30, 2021, due to PPP loan forgiveness payments outpacing non-PPP loan activity.
•The net interest margin FTE for the second quarter of 2021 was 2.54%, compared to 2.76% for the prior quarter and 3.12% for the second quarter of 2020. The net interest margin for the first and second quarters of 2021 was negatively impacted by a high level of low-yielding short-term liquid assets, combined with less PPP loan income compared to the respective prior quarters. The high level of low-yielding short-term liquid assets had a 70 bp dilutive impact to the net interest margin FTE in the second quarter of 2021.
•Nonperforming assets decreased $518,000 in the second quarter and were $3.1 million, or 0.11% of assets as of June 30, 2021. As of June 30, 2021, the allowance for loan losses was $19.5 million, or 1.22% of loans HFI and 1.28% of non-PPP loans HFI (non-GAAP). Due to favorable asset quality metrics and the allowance for loan losses balance, the provision for loan losses for the second quarter of 2021 was $150,000, compared to $1.5 million for the prior quarter. The provision for loan losses was $1.5 million for the second quarter of 2020. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
•Mortgage loan income for the second quarter of 2021 was $2.4 million, an 18.2% decrease from the prior quarter and a 21.1% increase from the second quarter of 2020. Mortgage loan activity and income decreased in the second quarter of 2021 compared to the prior quarter due to reduced mortgage loan demand.
•We paid a quarterly cash dividend of $0.07 per common share during the second quarter of 2021.
•In accordance with the stock repurchase program implemented in the third quarter of 2020, we repurchased 21,653 shares of common stock in the second quarter of 2021 at an aggregate cost of $1.2 million.
•Founding executive management member and Executive Vice President Tammi Salazar was appointed Chief Operating Officer of Red River Bank.
•In the second quarter of 2021, we invested in the JAM FINTOP Banktech, L.P. fund to strategically develop technology systems as we expand the Bank's digital offerings.
•We selected and began implementing a new loan processing system. The system is expected to improve the efficiency of loan processing over the entire loan lifecycle, minimize loan processing costs, and provide customers with an online, digital loan application system.
•In early July 2021, we opened a new banking center in Lake Charles, Louisiana.
•In our Acadiana market, we continued to operate a loan and deposit production office in Lafayette, Louisiana, while a new, full-service banking center location that we purchased in 2020 is under renovation. We expect this banking center to open in late 2021.

The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated.

	As of		Change from December 31, 2020 to June 30, 2021
(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$2,878,476	$2,642,634	$235,842	8.9%
Interest-bearing deposits in other banks	633,744	417,664	216,080	51.7%
Securities available-for-sale	512,012	498,206	13,806	2.8%
Loans held for investment	1,600,388	1,588,446	11,942	0.8%
Total deposits	2,569,599	2,340,360	229,239	9.8%
Total stockholders’ equity	292,924	285,478	7,446	2.6%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(dollars in thousands, except per share data)	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Net Income	$8,239	$8,065	$6,854	$16,304	$13,599

Per Common Share Data:
Earnings per share, basic	$1.13	$1.10	$0.94	$2.23	$1.86
Earnings per share, diluted	$1.13	$1.10	$0.93	$2.22	$1.85
Book value per share	$40.21	$38.99	$37.03	$40.21	$37.03
Tangible book value per share(1,2)	$40.00	$38.78	$36.81	$40.00	$36.81
Cash dividends per share	$0.07	$0.07	$0.06	$0.14	$0.12
Shares outstanding	7,284,994	7,306,747	7,322,532	7,284,994	7,322,532
Weighted average shares outstanding, basic	7,300,040	7,317,995	7,322,532	7,308,968	7,317,906
Weighted average shares outstanding, diluted	7,319,351	7,337,151	7,348,772	7,328,510	7,350,910

Summary Performance Ratios:
Return on average assets	1.15%	1.20%	1.20%	1.18%	1.27%
Return on average equity	11.41%	11.36%	10.30%	11.38%	10.41%
Net interest margin	2.48%	2.69%	3.07%	2.58%	3.20%
Net interest margin FTE(3)	2.54%	2.76%	3.12%	2.64%	3.26%
Efficiency ratio(4)	56.62%	54.02%	56.50%	55.30%	56.93%
Loans HFI to deposits ratio	62.28%	63.69%	78.06%	62.28%	78.06%
Noninterest-bearing deposits to deposits ratio	40.14%	40.37%	41.48%	40.14%	41.48%
Noninterest income to average assets	0.90%	1.01%	1.02%	0.95%	0.99%
Operating expense to average assets	1.88%	1.96%	2.26%	1.92%	2.33%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.11%	0.13%	0.18%	0.11%	0.18%
Nonperforming loans to loans HFI	0.13%	0.18%	0.21%	0.13%	0.21%
Allowance for loan losses to loans HFI	1.22%	1.21%	0.92%	1.22%	0.92%
Net charge-offs to average loans	0.01%	0.00%	0.06%	0.01%	0.07%

Capital Ratios:
Total stockholders’ equity to total assets	10.18%	10.10%	11.48%	10.18%	11.48%
Tangible common equity to tangible assets(1,5)	10.13%	10.05%	11.42%	10.13%	11.42%
Total risk-based capital to risk-weighted assets	19.10%	18.87%	18.22%	19.10%	18.22%
Tier 1 risk-based capital to risk-weighted assets	17.90%	17.66%	17.25%	17.90%	17.25%
Common equity Tier 1 capital to risk-weighted assets	17.90%	17.66%	17.25%	17.90%	17.25%
Tier 1 risk-based capital to average assets	10.13%	10.43%	11.52%	10.13%	11.52%
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
RESULTS OF OPERATIONS
Net income for the second quarter of 2021 was $8.2 million, or $1.13 diluted EPS, an increase of $1.4 million, or 20.2%, compared to $6.9 million, or $0.93 diluted EPS, in the second quarter of 2020. The increase in net income was due to a $1.4 million decrease in the provision for loan losses, a $580,000 increase in noninterest income, and a $291,000 increase in net interest income, partially offset by a $523,000 increase in operating expenses and a $338,000 increase in income tax expense. The return on assets for the second quarter of 2021 was 1.15%, compared to 1.20% for the second quarter of 2020. The return on equity was 11.41% for the second quarter of 2021 and 10.30% for the second quarter of

2020. Our efficiency ratio for the second quarter of 2021 was 56.62%, compared to 56.50% for the second quarter of 2020.
Net income for the six months ended June 30, 2021, was $16.3 million, or $2.22 diluted EPS, an increase of $2.7 million, or 19.9%, compared to $13.6 million, or $1.85 diluted EPS, for the six months ended June 30, 2020. The increase in net income was due to a $2.6 million increase in noninterest income, a $1.8 million increase in net interest income, and a $428,000 decrease in the provision for loan losses, partially offset by a $1.7 million increase in operating expenses and a $405,000 increase in income tax expense. The return on assets for the six months ended June 30, 2021, was 1.18%, compared to 1.27% for the same period in the prior year. The return on equity was 11.38% for the six months ended June 30, 2021, and 10.41% for the six months ended June 30, 2020. Our efficiency ratio for the six months ended June 30, 2021, was 55.30%, compared to 56.93% for the six months ended June 30, 2020.
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
Since March 2020, we have been in a low interest rate environment that has impacted both the net interest income and net interest margin FTE. In March 2020, the target federal funds rate decreased 150 bps to 0.25% and has remained at this rate through June 30, 2021. The average effective federal funds rate for the second quarter of 2020 was 0.06%. The average effective federal funds rate for the second quarter of 2021 was 0.07%. The lower interest rate environment impacted yields on new, renewing, and floating rate loans, short-term liquid assets, and securities.
For the second quarter of 2021, deposit growth resulted in additional liquidity which was deployed primarily into interest-bearing deposits in other banks, as well as securities and non-PPP loans. This level of liquidity had a 70 bp dilutive impact to the net interest margin FTE in the second quarter of 2021. For the third quarter of 2021, we expect the net interest margin FTE to be consistent with the second quarter of 2021.
Second Quarter of 2021
Net interest income for the second quarter of 2021 totaled $17.2 million, a $291,000, or 1.7%, increase from $17.0 million for the second quarter of 2020. Net interest income increased due to a $670,000 decrease in interest expense, partially offset by a $379,000 decrease in interest and dividend income.
Interest expense decreased as deposits continued to price downward as we adjusted rates on interest-bearing deposits over the past 15 months. This decrease was partially offset by higher interest-bearing deposit balances. For the second quarter of 2021, average interest-bearing deposits increased $365.6 million, or 31.2%, compared to the second quarter of 2020.
Interest and dividend income decreased primarily due to a $634,000 decrease in non-PPP loan income driven mainly by the lower rate environment, partially offset by an increase in the average balance of non-PPP loans. Interest and dividend income also decreased as a result of a $91,000 decrease in PPP loan income due to a lower balance of PPP loans compared to the second quarter of 2020. These decreases were partially offset by a $262,000 increase in interest income for total securities and an $85,000 increase in interest income on short-term liquid assets. The increase in interest income for total securities was due to a $143.0 million, or 38.0%, growth in average total securities compared to the second quarter of 2020, partially offset by a decrease in the yield. Due to this growth, average total securities were 18.8% of average earning assets for the second quarter of 2021. The increase in interest income on short-term liquid assets was primarily due to a $418.3 million, or 209.8%, growth in average short-term liquid assets when compared to the second quarter of 2020.
Net interest margin FTE decreased 58 bps to 2.54% for the second quarter of 2021, from 3.12% for the second quarter of 2020, primarily due to the higher level of low-yielding short-term liquid assets maintained in the second quarter of 2021 and the Federal Reserve lowering interest rates 150 bps in March 2020. Because deposit growth exceeded loan growth during the last 12 months, excess liquidity was deployed primarily into interest-bearing deposits in other banks and also into securities. For the second quarter of 2021, average short-term liquid assets were $418.3 million, or 209.8%, higher than the second quarter of 2020 and were 22.4% of average earning assets. For the second quarter of 2021, the yield on taxable securities decreased 45 bps to 1.38%, compared to 1.83% for the second quarter of 2020. The yield on tax-exempt securities decreased 32 bps to 2.07%, compared to 2.39% for the same period prior year. The decrease in yield, for both taxable and tax-exempt securities, was due to the securities purchased during the last 12 months having lower yields than the portfolio yield as of June 30, 2020, as a result of the low rate environment. The yield on loans decreased 21 bps to 4.00% for the second quarter of 2021, compared to the same period prior year, due to the impact of the lower interest rate environment on new, renewed, and floating rate loans, partially offset by the yield on PPP loans. As of June

30, 2021, floating rate loans were 16.5% of loans HFI. The resulting yield on interest-earning assets was 2.68% for the second quarter of 2021, a decrease of 77 bps, compared to 3.45% for the second quarter of 2020. The cost of deposits was 0.22% for the second quarter of 2021, a decrease of 19 bps, compared to 0.41% for the second quarter of 2020. The cost of deposits was lower for the second quarter of 2021 due to average noninterest-bearing deposits increasing $205.3 million, or 25.1%, combined with a 34 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,617,267	$16,351	4.00%	$1,606,436	$17,076	4.21%
Securities - taxable	319,026	1,102	1.38%	266,139	1,217	1.83%
Securities - tax-exempt	200,132	1,036	2.07%	110,026	659	2.39%
Federal funds sold	82,723	25	0.12%	81,253	37	0.18%
Interest-bearing balances due from banks	534,934	129	0.10%	118,090	32	0.11%
Nonmarketable equity securities	3,448	1	0.10%	3,116	2	0.31%
Total interest-earning assets	2,757,530	$18,644	2.68%	2,185,060	$19,023	3.45%
Allowance for loan losses	(19,437)			(14,494)
Noninterest earning assets	131,101			124,625
Total assets	$2,869,194			$2,295,191
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,195,766	$375	0.13%	$838,802	$611	0.29%
Time deposits	341,941	1,022	1.20%	333,285	1,440	1.74%
Total interest-bearing deposits	1,537,707	1,397	0.36%	1,172,087	2,051	0.70%
Other borrowings	—	—	—%	18,681	16	0.35%
Total interest-bearing liabilities	1,537,707	$1,397	0.36%	1,190,768	$2,067	0.70%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,023,828			818,528
Accrued interest and other liabilities	17,235			18,155
Total noninterest-bearing liabilities	1,041,063			836,683
Stockholders’ equity	290,424			267,740
Total liabilities and stockholders’ equity	$2,869,194			$2,295,191
Net interest income		$17,247			$16,956
Net interest spread			2.32%			2.75%
Net interest margin			2.48%			3.07%
Net interest margin FTE(3)			2.54%			3.12%
Cost of deposits			0.22%			0.41%
Cost of funds			0.20%			0.38%
(1)Includes average outstanding balances of loans HFS of $10.0 million and $11.2 million for the three months ended June 30, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
In the second quarter of 2021, Red River Bank had $109.2 million of average PPP loans, net of deferred income, outstanding at an interest rate of 1.0%. PPP origination fees were $9.8 million, or 3.76%, of originated PPP loans and are being recorded to interest income over the 24- or 60-month loan term, for PPP1 and PPP2, respectively, or until the loans are forgiven by the SBA. When PPP loan forgiveness payments are received in full, the remaining portion of origination fees are recorded to income. Through June 30, 2021, we had received $174.9 million in SBA forgiveness and borrower payments on 91.2% of the 1,384 PPP1 loans originated. For the second quarter of 2021, PPP loan interest and fees totaled $1.1 million, resulting in a 3.89% yield.

Excluding PPP loan income, net interest income (non-GAAP) for the second quarter of 2021 was $16.2 million which was $382,000, or 2.4%, lower than the second quarter of 2020. Also, with PPP loans excluded for the second quarter of 2021, the yield on non-PPP loans (non-GAAP) was 4.01%, and the net interest margin FTE (non-GAAP) was 2.48%. For the second quarter of 2021, PPP loans had a one bp dilutive impact to the yield on loans and a six bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,617,267	$16,351	4.00%	$1,606,436	$17,076	4.21%
Less: PPP loans, net
Average	109,182			154,400
Interest		284			423
Fees		778			730
Total PPP loans, net	109,182	1,062	3.89%	154,400	1,153	2.99%
Non-PPP loans (non-GAAP)(4)	$1,508,085	$15,289	4.01%	$1,452,036	$15,923	4.34%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.27%			2.79%
Net interest margin			2.42%			3.08%
Net interest margin FTE(3)			2.48%			3.13%
(1)Includes average outstanding balances of loans HFS of $10.0 million and $11.2 million for the three months ended June 30, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
(4)Non-GAAP financial measure. See also " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2021
Net interest income for the six months ended June 30, 2021 totaled $34.8 million, a $1.8 million, or 5.4%, increase from $33.0 million for the six months ended June 30, 2020. Net interest income increased due to a $1.6 million decrease in interest expense and a $219,000 increase in interest and dividend income.
Interest expense decreased as deposits continued to price downward as we adjusted rates on interest-bearing deposits over the past 15 months. This decrease was partially offset by higher interest-bearing deposit balances. For the six months ended June 30, 2021, average interest-bearing deposits increased $350.0 million, or 30.4%, compared to the six months ended June 30, 2020.
Interest and dividend income increased primarily due to a $2.0 million increase in PPP loan income and an $882,000 increase in tax-exempt securities income. PPP loan income increased primarily due to the forgiveness of PPP loans by the SBA and the resulting acceleration of loan origination fees. Tax-exempt securities income increased due to a $99.3 million, or 100.9%, growth in average tax-exempt securities compared to the first six months of 2020, partially offset by a decrease in the yield. These increases were partially offset by a $2.1 million decrease in non-PPP loan income and a $522,000 decrease in taxable securities income, both driven mainly by the lower rate environment.
Net interest margin FTE decreased 62 bps to 2.64% for the six months ended June 30, 2021, from 3.26% for the six months ended June 30, 2020, mainly due to a higher level of low-yielding short-term liquid assets maintained during the six months ended June 30, 2021, and the Federal Reserve lowering interest rates 150 bps in March 2020. Because deposit growth exceeded loan growth during the last 12 months, excess liquidity was deployed primarily into interest-bearing deposits in other banks and also into securities. For the six months ended June 30, 2021, average short-term liquid assets were $424.9 million, or 289.9%, higher than the six months ended June 30, 2020 and were 21.3% of average earning assets. The yield on interest-bearing balances due from banks decreased 44 bps and the yield on federal funds sold decreased 39 bps due to the Federal Reserve lowering interest rates in March 2020. The yield on loans decreased 19 bps to 4.16% for the six months ended June 30, 2021, compared to the same period prior year, due to the impact of the lower interest rate environment on new, renewed, and floating rate loans, partially offset by the yield on PPP loans. As of June 30, 2021, floating rate loans were 16.5% of loans HFI. For the six months ended June 30, 2021, the yield on taxable securities decreased 60 bps to 1.28%, compared to 1.88% for the six months ended June 30, 2020. The yield on tax-exempt securities decreased 31 bps to 2.09%, compared to 2.40% for the same period prior year. The decrease in yield, for both taxable and tax-exempt securities, was due to the securities purchased during the last 12 months having lower yields than the portfolio yield as of June 30, 2020, as a result of the low rate environment. The resulting yield on interest-earning assets was 2.81% for the six months ended June 30, 2021, a decrease of 84 bps, compared to 3.65% for the six months ended June 30, 2020. The cost of deposits was 0.24% for the six months ended June 30, 2021, a decrease of 25 bps, compared to 0.49% for the six months ended June 30, 2020. The cost of deposits was lower for the six months ended June 30, 2021 due to average noninterest-bearing deposits increasing $286.0 million, or 40.6%, combined with a 39 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,606,094	$33,517	4.16%	$1,528,216	$33,542	4.35%
Securities - taxable	307,329	1,963	1.28%	264,278	2,485	1.88%
Securities - tax-exempt	197,782	2,064	2.09%	98,458	1,182	2.40%
Federal funds sold	80,118	47	0.12%	57,642	150	0.51%
Interest-bearing balances due from banks	491,342	229	0.09%	88,923	238	0.53%
Nonmarketable equity securities	3,447	2	0.11%	2,233	6	0.54%
Total interest-earning assets	$2,686,112	$37,822	2.81%	$2,039,750	$37,603	3.65%
Allowance for loan losses	(19,055)			(14,286)
Noninterest earning assets	132,234			119,935
Total assets	$2,799,291			$2,145,399
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,160,251	$853	0.15%	$817,096	$1,597	0.39%
Time deposits	341,326	2,131	1.26%	334,457	2,946	1.77%
Total interest-bearing deposits	1,501,577	2,984	0.40%	1,151,553	4,543	0.79%
Other borrowings	—	—	—%	9,381	16	0.35%
Total interest-bearing liabilities	1,501,577	$2,984	0.40%	1,160,934	$4,559	0.79%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	990,406			704,449
Accrued interest and other liabilities	17,708			17,369
Total noninterest-bearing liabilities	1,008,114			721,818
Stockholders’ equity	289,600			262,647
Total liabilities and stockholders’ equity	$2,799,291			$2,145,399
Net interest income		$34,838			$33,044
Net interest spread			2.41%			2.86%
Net interest margin			2.58%			3.20%
Net interest margin FTE(3)			2.64%			3.26%
Cost of deposits			0.24%			0.49%
Cost of funds			0.22%			0.45%
(1)Includes average outstanding balances of loans HFS of $10.5 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
Excluding PPP loan income, net interest income (non-GAAP) for the six months ended June 30, 2021, was $31.6 million, which was $248,000, or 0.8%, lower than the six months ended June 30, 2020. Also, with PPP loans excluded for the six months ended June 30, 2021, the yield on non-PPP loans (non-GAAP) was 4.03%, and the net interest margin FTE (non-GAAP) was 2.50%. For the six months ended June 30, 2021, PPP loans had an 13 bp accretive impact to the yield on loans and a 14 bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,606,094	$33,517	4.16%	$1,528,216	$33,542	4.35%
Less: PPP loans, net
Average	108,761			77,200
Interest		568			423
Fees		2,627			730
Total PPP loans, net	108,761	3,195	5.92%	77,200	1,153	2.99%
Non-PPP loans (non-GAAP)(4)	$1,497,333	$30,322	4.03%	$1,451,016	$32,389	4.42%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.28%			2.89%
Net interest margin			2.44%			3.21%
Net interest margin FTE(3)			2.50%			3.27%
(1)Includes average outstanding balances of loans HFS of $10.5 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively.
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2021 vs 2020			June 30, 2021 vs 2020
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$467	$(1,192)	$(725)	$2,931	$(2,956)	$(25)
Securities - taxable	242	(357)	(115)	405	(927)	(522)
Securities - tax-exempt	539	(162)	377	1,193	(311)	882
Federal funds sold	1	(13)	(12)	58	(161)	(103)
Interest-bearing balances due from banks	97	—	97	1,005	(1,014)	(9)
Nonmarketable equity securities	—	(1)	(1)	3	(7)	(4)
Total interest-earning assets	$1,346	$(1,725)	$(379)	$5,595	$(5,376)	$219
Interest-bearing liabilities:
Interest-bearing transaction deposits	$288	$(524)	$(236)	$716	$(1,460)	$(744)
Time deposits	38	(456)	(418)	62	(877)	(815)
Total interest-bearing deposits	326	(980)	(654)	778	(2,337)	(1,559)
Other borrowings	(16)	—	(16)	(16)	—	(16)
Total interest-bearing liabilities	$310	$(980)	$(670)	$762	$(2,337)	$(1,575)
Increase (decrease) in net interest income	$1,036	$(745)	$291	$4,833	$(3,039)	$1,794
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
The provision expense for the second quarter of 2021 was $150,000, a decrease of $1.4 million, or 90.2%, from $1.5 million for the second quarter of 2020. The provision for loan losses for the six months ended June 30, 2021, was $1.6 million, a decrease of $428,000, or 21.1%, from $2.0 million for the six months ended June 30, 2020. The decrease in provision expense for both the three- and six-month periods was attributed to continued, favorable asset quality metrics and the allowance for loan losses balance compared with a higher provision for loan losses in the same periods of 2020 due to the anticipated adverse effects of the COVID-19 pandemic. With the removal of most pandemic restrictions on businesses in Louisiana and the wide-spread availability of vaccines, the business climate of Louisiana continues to stabilize. We will continue to evaluate future provision needs in relation to non-PPP loan growth and trends in asset quality.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Noninterest income increased $580,000 to $6.4 million for the second quarter of 2021 compared to $5.8 million for the second quarter of 2020. The increase in noninterest income was due to higher service charges on deposit accounts, higher brokerage income, higher mortgage loan income, and higher net debit card income. These increases were partially offset by a lower gain on sale and call of securities and lower loan and deposit fee income.

Noninterest income increased $2.6 million to $13.2 million for the six months ended June 30, 2021, compared to $10.6 million for the six months ended June 30, 2020. The increase in noninterest income was due to higher mortgage loan income, higher net debit card income, higher brokerage income, and higher service charges on deposit accounts. These increases were partially offset by a lower gain on sale and call of securities.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,140	$718	$422	58.8%	$2,199	$1,946	$253	13.0%
Debit card income, net	1,204	896	308	34.4%	2,250	1,651	599	36.3%
Mortgage loan income	2,357	1,947	410	21.1%	5,239	2,835	2,404	84.8%
Brokerage income	806	395	411	104.1%	1,640	1,139	501	44.0%
Loan and deposit income	395	627	(232)	(37.0)%	868	927	(59)	(6.4)%
Bank-owned life insurance income	164	144	20	13.9%	297	287	10	3.5%
Gain (Loss) on equity securities	11	33	(22)	(66.7)%	(59)	96	(155)	(161.5)%
Gain (Loss) on sale and call of securities	34	840	(806)	(96.0)%	193	1,223	(1,030)	(84.2)%
SBIC income	239	190	49	25.8%	480	368	112	30.4%
Other income	53	33	20	60.6%	71	82	(11)	(13.4)%
Total noninterest income	$6,403	$5,823	$580	10.0%	$13,178	$10,554	$2,624	24.9%
Mortgage loan income increased $410,000 and $2.4 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. These increases were due to higher mortgage loan demand in 2021. Mortgage loan activity for the six months ended June 30, 2021, benefited from a lower mortgage interest rate environment for the entire period, whereas 2020 mortgage loan activity was impacted by COVID-19 pandemic challenges.
Debit card income, net, increased $308,000 and $599,000 for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. These increases were due to increases in the number of debit card transactions.
Brokerage income increased $411,000 and $501,000 for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. These increases were due to the addition of new brokerage clients and accounts in the past year, as well as higher assets under management. Brokerage income for the second quarter of 2020 was negatively impacted by a reduction in revenue resulting from an investment broker-dealer partner conversion. Assets under management were $735.1 million as of June 30, 2021 and $590.5 million as of June 30, 2020.
Service charges on deposit accounts increased $422,000 and $253,000 for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. These increases were due to higher customer transaction activity in 2021 as the economy reopened and customer spending habits returned to pre-COVID-19 levels. In addition, the three and six months ended June 30, 2020, were impacted by approximately $168,000 in reduced deposit fees due to temporary fee reductions in the second quarter of 2020 in response to the COVID-19 pandemic.
For the three and six months ended June 30, 2021, the gain on sale and call of securities was $34,000 and $193,000, respectively. These gains were a result of portfolio restructuring transactions to improve the structure and yield of the portfolio. For the three and six months ended June 30, 2020, the gain on sale and call of securities was $840,000 and $1.2 million, respectively. The 2020 gains were a result of proactive portfolio restructuring transactions that occurred in the first and second quarters of 2020 in response to the changed and lower interest rate environment.
Loan and deposit income decreased $232,000 for the second quarter of 2021, compared to the same quarter prior year. This decrease was primarily related to $230,000 of nonrecurring commercial real estate loan fees in the second quarter of 2020.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.

Operating expenses increased $523,000 to $13.4 million for the second quarter of 2021, compared to $12.9 million for the second quarter of 2020. The increase in operating expenses was mainly due to higher personnel expenses and higher technology expenses, partially offset by lower legal and professional expenses.
Operating expenses increased $1.7 million to $26.6 million for the six months ended June 30, 2021, compared to $24.8 million for the six months ended June 30, 2020. The increase in operating expenses was a result of higher personnel, regulatory assessment, other operating, technology, occupancy and equipment and other taxes. These increases were partially offset by lower legal and professional expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Operating expenses:
Personnel expenses	$8,110	$7,646	$464	6.1%	$16,131	$14,995	$1,136	7.6%
Non-staff expenses:
Occupancy and equipment expenses	1,329	1,235	94	7.6%	2,608	2,419	189	7.8%
Technology expenses	744	615	129	21.0%	1,408	1,202	206	17.1%
Advertising	226	215	11	5.1%	409	476	(67)	(14.1)%
Other business development expenses	307	256	51	19.9%	607	551	56	10.2%
Data processing expense	532	471	61	13.0%	917	921	(4)	(0.4)%
Other taxes	532	438	94	21.5%	1,057	875	182	20.8%
Loan and deposit expenses	193	273	(80)	(29.3)%	448	519	(71)	(13.7)%
Legal and professional expenses	368	605	(237)	(39.2)%	737	1,100	(363)	(33.0)%
Regulatory assessment expenses	213	139	74	53.2%	414	164	250	152.4%
Other operating expenses	838	976	(138)	(14.1)%	1,819	1,597	222	13.9%
Total operating expenses	$13,392	$12,869	$523	4.1%	$26,555	$24,819	$1,736	7.0%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $464,000 and $1.1 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. As of June 30, 2021 and 2020, we had 342 and 334 full-time equivalent employees, respectively. The increase in personnel for both periods was primarily related to additional staff resulting from our expansion in the Southwest and Acadiana markets. Also, commission compensation increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to higher mortgage loan activity and brokerage income.
Technology expenses increased $129,000 and $206,000 for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. The increase in both periods was attributed to new computer hardware and communication systems related to business continuity planning and to support the expansion in the Southwest and Acadiana markets, the implementation of a new loan processing system, and additional technology support services.
Regulatory assessment expenses increased $250,000 for the six months ended June 30, 2021, compared to the same period prior year. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the first quarter of 2020; however, it would have an assessment starting in the second quarter of 2020. Since the second quarter of 2020, the FDIC insurance assessment has increased as a result of increasing deposit account balances. Therefore, the FDIC insurance assessment expense for the six months ended June 30, 2021, was $365,000, compared to $113,000 for the same period prior year.
Other operating expenses increased $222,000 for the six months ended June 30, 2021, compared to the same period prior year. This increase was primarily a result of a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020.
Occupancy and equipment expenses increased $189,000 for the six months ended June 30, 2021, compared to the same period prior year. This increase was primarily a result of our recent expansion in our Southwest and Acadiana markets.

Other taxes increased $182,000 for the six months ended June 30, 2021, compared to the same period prior year. This increase was due to a $180,000 increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Legal and professional expenses decreased $237,000 and $363,000 for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. The decrease in both periods was due to lower attorney fees due to the completion of various legal matters in late 2020.
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
For the quarters ended June 30, 2021 and 2020, income tax expense totaled $1.9 million and $1.5 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the quarters ended June 30, 2021 and 2020, were 18.5% and 18.3%, respectively.
For the six months ended June 30, 2021 and 2020, income tax expense totaled $3.6 million and $3.2 million, respectively. Our effective income tax rates for the six months ended June 30, 2021 and 2020, were 17.9% and 18.8%, respectively.
FINANCIAL CONDITION
General
As of June 30, 2021, total assets were $2.88 billion which was $235.8 million, or 8.9%, higher than total assets of $2.64 billion as of December 31, 2020. Within total assets, compared to December 31, 2020, interest-bearing deposits in other banks increased by $216.1 million, securities AFS increased by $13.8 million, and loans HFI increased by $11.9 million. For liabilities, compared to December 31, 2020, interest-bearing deposits increased by $141.4 million to $1.54 billion, and noninterest-bearing deposits increased by $87.9 million to $1.03 billion. As of June 30, 2021, the loans HFI to deposits ratio was 62.28%, compared to 67.87% as of December 31, 2020, and the noninterest-bearing deposits to total deposits ratio was 40.14%, compared to 40.32% as of December 31, 2020. Stockholders' equity increased $7.4 million in the first half of 2021 to $292.9 million as of June 30, 2021.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks is the second largest component of earning assets. As of June 30, 2021, interest-bearing deposits in other banks was 22.0% of total assets. Historically, interest-bearing deposits in other banks were a much smaller portion of our total assets. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Since March 31, 2020, the last quarter ended before the effects of the COVID-19 pandemic fully took place, interest-bearing deposits in other banks increased $585.1 million, or 1,203.9%. Interest-bearing deposits in other banks increased $216.1 million, or 51.7%, since December 31, 2020. These increases have been driven by an increase in customer deposits since the beginning of the COVID-19 pandemic due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from PPP loans, and customers maintaining larger deposit balances.
Securities
Our securities portfolio is the third largest component of earning assets and provides a significant source of revenue. As of June 30, 2021, our securities portfolio was 17.9% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Securities AFS were $512.0 million as of June 30, 2021, an increase of $13.8 million, or 2.8%, from $498.2 million as of December 31, 2020. Investment activity for the six months ended June 30, 2021, included $188.6 million of securities purchased, partially offset by $111.5 million in sales and $54.6 million in maturities, principal repayments, and calls. The net unrealized gain of the securities AFS portfolio decreased $7.4 million for the six months ended June 30, 2021. This decrease is attributed to an increase in market rates which resulted in lower prices on securities and, therefore, an overall lower market value of the portfolio.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

As of June 30, 2021, the net unrealized gain of the securities AFS portfolio was $1.3 million, compared to a net unrealized gain of $8.8 million as of December 31, 2020.
During the six months ended June 30, 2021, we sold $111.5 million of securities AFS as part of restructuring transactions. A large portion of the securities sold were mortgage-backed securities which had accelerated prepayment speeds and were owned at higher book prices. Due to these accelerated prepayment speeds, the yields had declined. We reinvested the proceeds into securities with improved structure which rebalanced the cash flows for the portfolio, reduced amortization expense for the mortgage-backed sector, reduced extension risk, and improved the portfolio yield.
During the six months ended June 30, 2021, due to the low interest rate environment, we reallocated $87.5 million from overnight funds yielding 0.09% for the six months ended June 30, 2021, to higher yielding securities. Although this reallocation has slightly reduced the overall securities AFS portfolio yield, we expect it to improve future interest income by moving these funds from overnight funds to a higher yielding investment.
The securities AFS portfolio tax-equivalent yield was 1.81% for the six months ended June 30, 2021, compared to 2.20% for the six months ended June 30, 2020. The decrease in yield for the six months ended June 30, 2021, compared to the same period for 2020, was due to purchasing a significant amount of securities over the past year with lower yields than the portfolio yield as of June 30, 2020, as a result of the lower rate environment.
Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $4.0 million as of June 30, 2021, with a recognized loss of $59,000 for the six months ended June 30, 2021, compared to a fair value of $4.0 million as of December 31, 2020, with a recognized gain of $85,000 for the year ended December 31, 2020. There were no purchases or sales of equity securities for the six months ended June 30, 2021.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2021, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$296,205	$1,913	$(4,340)	$293,778
Municipal bonds	207,413	4,142	(504)	211,051
U.S. agency securities	7,055	153	(25)	7,183
Total Securities AFS	$510,673	$6,208	$(4,869)	$512,012

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206

The following table shows the fair value of securities AFS which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity as of June 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$5	0.58%	$1,776	1.68%	$22,903	1.88%	$269,094	1.37%	$293,778	1.41%
Municipal bonds	4,072	1.46%	26,650	1.84%	13,962	3.00%	166,367	2.65%	211,051	2.55%
U.S. agency securities	—	—%	2,332	2.51%	4,851	1.78%	—	—%	7,183	2.01%
Total Securities AFS	$4,077	1.46%	$30,758	1.88%	$41,716	2.24%	$435,461	1.85%	$512,012	1.88%
(1)Tax equivalent projected book yield as of June 30, 2021.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of June 30, 2021, loans HFI were $1.60 billion, an increase of $11.9 million, or 0.8%, compared to $1.59 billion as of December 31, 2020.
Red River Bank is participating in the SBA PPP. Through June 30, 2021, we had received $174.9 million in SBA forgiveness and borrower payments on 91.2% of the 1,384 PPP1 loans originated. As of June 30, 2021, PPP1 loans totaled $27.2 million, net of $376,000 of deferred income. Through July 31, 2021, we had received $194.1 million in SBA forgiveness and borrower payments on 99.2% of the 1,384 PPP1 loans originated. During the second quarter of 2021, we concluded the PPP2 loan originations. In all, we originated 488 PPP2 loans totaling $58.3 million with an average size of $119,000. PPP2 origination fees totaled $2.7 million, or 4.65% of originated PPP2 loans. As of June 30, 2021, PPP2 loans totaled $55.8 million, net of $2.5 million of deferred income.
As of June 30, 2021, loans HFI excluding $83.0 million of PPP loans (non-GAAP), net of $2.9 million of deferred income, were $1.52 billion, an increase of $47.4 million, or 3.2%, from December 31, 2020. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$578,005	36.1%	$556,769	35.0%
One-to-four family residential	462,611	28.9%	442,889	27.9%
Construction and development	101,073	6.3%	127,321	8.0%
Commercial and industrial	280,004	17.5%	250,428	15.8%
SBA PPP, net of deferred income	82,972	5.2%	118,447	7.5%
Tax-exempt	73,289	4.6%	68,666	4.3%
Consumer	22,434	1.4%	23,926	1.5%
Total loans HFI	$1,600,388	100.0%	$1,588,446	100.0%
Total non-PPP loans HFI (non-GAAP)(1)	$1,517,416		$1,469,999
Total loans HFS	$12,291		$29,116
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

Loan Payment Deferments
During 2020, we began granting loan payment deferments for requesting borrowers impacted by pandemic-related economic shutdowns. As of June 30, 2021, active deferrals, all of which were in the hospitality services sector, totaled $8.1 million, or 0.5% of non-PPP loans HFI (non-GAAP), and were deferrals of principal payments only. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
In accordance with interagency regulatory guidance issued in March 2020, and revised in April 2020, these short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
Industry and Other Portfolio Sectors
The following table shows non-PPP loans HFI (non-GAAP) in certain sectors within our portfolio that could have a heightened overall level of risk due to pandemic-related macroeconomic conditions as of the dates indicated:

	June 30, 2021		December 31, 2020
	Loans		Loans
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Hospitality services:
Hotels and other overnight lodging	$26,356	1.7%	$26,722	1.9%
Restaurants - full service	13,947	0.9%	11,901	0.8%
Restaurants - limited service	16,442	1.1%	12,467	0.8%
Other	6,536	0.5%	7,194	0.5%
Total hospitality services	$63,281	4.2%	$58,284	4.0%

Retail trade (excluding automobile dealers)	$20,632	1.4%	$21,120	1.4%

Energy	$30,061	2.0%	$20,351	1.3%
The following table shows non-PPP loans HFI (non-GAAP) in other non-industry specific areas that we believe may be affected by the pandemic:

	June 30, 2021
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Loans collateralized by non-owner occupied properties leased to retail establishments	$42,465	2.8%

Credit card loans:
Commercial	$2,010	0.1%
Consumer	983	0.1%
Total credit card loans	$2,993	0.2%
Our health care loans are made up of a diversified portfolio of health care providers. As of June 30, 2021, health care credits were $144.0 million, or 9.5% of non-PPP loans HFI (non-GAAP), compared to $149.4 million, or 10.2% of non-PPP loans HFI (non-GAAP) as of December 31, 2020. The average health care loan size was $307,000 as of June 30, 2021, and $305,000 as of December 31, 2020. Within the health care sector, nursing and residential care loans were 4.2% of non-PPP loans HFI (non-GAAP) as of June 30, 2021, and 4.4% as of December 31, 2020. Loans to physician and dental practices were 5.2% of non-PPP loans HFI (non-GAAP) as of June 30, 2021, and 5.7% as of December 31, 2020. As of June 30, 2021, the health care sector had no active deferrals.
None of the markets in which we directly operate are characterized by a high degree of tourism-driven hospitality services. Likewise, our geographic footprint is not closely aligned with the bulk of Louisiana’s energy-concentrated local economies. We believe this provides our portfolio with some degree of insulation against the current stress in both of those segments.

The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	June 30, 2021
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$606,669	40.0%
Capital	427,369	28.2%
Northwest	324,688	21.4%
Southwest	87,273	5.7%
Northshore	62,646	4.1%
Acadiana	8,771	0.6%
Total non-PPP loans HFI	$1,517,416	100.0%
For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates London Interbank Offered Rate ("LIBOR"), announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of June 30, 2021, 6.2% of our non-PPP loans HFI (non-GAAP) were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate.
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
NPAs totaled $3.1 million as of June 30, 2021, down $1.1 million, or 26.6%, from $4.2 million as of December 31, 2020, primarily due to the decrease of nonaccrual loans, partially offset by foreclosed assets added in 2021. The ratio of NPAs to total assets improved to 0.11% as of June 30, 2021, from 0.16% as of December 31, 2020.

Nonperforming loan and asset information is summarized below:

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming loans:
Nonaccrual loans	$2,026	$3,307
Accruing loans 90 or more days past due	1	3
Total nonperforming loans	2,027	3,310
Foreclosed assets:
Real estate	1,059	896
Total foreclosed assets	1,059	896
Total NPAs	$3,086	$4,206

Troubled debt restructurings:(1,2)
Nonaccrual loans	$—	$1,217
Performing loans	2,078	1,454
Total TDRs	$2,078	$2,671

Nonperforming loans to loans HFI(1)	0.13%	0.21%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.13%	0.23%
NPAs to total assets	0.11%	0.16%
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
Nonaccrual loans are summarized below by category:

(in thousands)	June 30, 2021	December 31, 2020
Real estate:
Commercial real estate	$747	$1,846
One-to-four family residential	231	574
Construction and development	249	—
Commercial and industrial	799	882
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	—	5
Total nonaccrual loans	$2,026	$3,307
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
As of June 30, 2021, loans classified as pass were 99.3% of loans HFI, and loans classified as special mention and substandard were 0.2% and 0.5%, respectively, of loans HFI. There were no loans as of June 30, 2021, classified as doubtful or loss. As of December 31, 2020, loans classified as pass were 99.2% of loans HFI, and loans classified as special mention and substandard were 0.1% and 0.7%, respectively, of loans HFI. There were no loans as of December 31, 2020, classified as doubtful or loss.
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
In connection with the review of the loan portfolio, risk elements attributable to particular loan types or categories are considered in assessing the quality of individual loans. Some of the risk elements considered include:
•    for commercial real estate loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements); operating results of the owner in the case of owner occupied properties; the loan-to-value ratio; the age and condition of the collateral; and the volatility of income, property value, and future operating results typical of properties of that type;
•    for one-to-four family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability; the loan-to-value ratio; and the age, condition, and marketability of the collateral;
•    for construction and development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease; the quality and nature of contracts for presale or prelease, if any; experience and ability of the developer; and the loan-to-value ratio; and
•    for commercial and industrial loans, the debt service coverage ratio; the operating results of the commercial, industrial, or professional enterprise; the borrower’s business, professional, and financial ability and expertise; the specific risks and volatility of income and operating results typical for businesses in that category; the value, nature, and marketability of collateral; and the financial resources of the guarantor(s), if any.
When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. This model will replace the existing incurred loss model. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for us on January 1, 2023. Refer to "Item 1. Financial Statements - Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements" in this report for more information on ASU No. 2016-13.
As of June 30, 2021, the allowance for loan losses was $19.5 million, or 1.22% of loans HFI, and 1.28% of non-PPP loans HFI (non-GAAP). As of December 31, 2020, the allowance for loan losses totaled $18.0 million, or 1.13% of loans HFI, and 1.22% of non-PPP loans HFI (non-GAAP). The $1.5 million increase in the allowance for loan losses for the six months ended June 30, 2021, was due to the provision for loan loss expense. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The provision for loan losses for the six months ended June 30, 2021, was $1.6 million, a decrease of $428,000, or 21.1%, from $2.0 million for the six months ended June 30, 2020. The decrease in the provision for loan losses was due to continued, favorable asset quality metrics and the allowance for loan losses balance compared with a higher provision for loan losses in the same periods of 2020 due to the anticipated adverse effects of the COVID-19 pandemic. With the removal of most pandemic restrictions on businesses in Louisiana and the widespread availability of vaccines, the business climate of Louisiana continues to stabilize. We will continue to evaluate future provision needs in relation to non-PPP loan growth and trends in asset quality.

The following table displays activity in the allowance for loan losses for the periods shown:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Loans HFI	$1,600,388	$1,615,298
Non-PPP Loans HFI (non-GAAP)(1)	$1,517,416	$1,422,643
Average loans	$1,606,094	$1,528,216

Allowance for loan losses at beginning of period	$17,951	$13,937
Provision for loan losses	1,600	2,028
Charge-offs:
Real estate:
One-to-four family residential	(10)	—
Construction and development	—	(14)
Commercial and industrial	(40)	(1,058)
Consumer	(163)	(146)
Total charge-offs	(213)	(1,218)
Recoveries:
Real estate:
One-to-four family residential	7	5
Construction and development	1	—
Commercial and industrial	13	50
Consumer	101	80
Total recoveries	122	135
Net (charge-offs)/recoveries	(91)	(1,083)
Allowance for loan losses at end of period	$19,460	$14,882

Allowance for loan losses to loans HFI	1.22%	0.92%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.28%	1.05%
Net charge-offs to average loans	0.01%	0.07%
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
We believe the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for loan losses are subject to ongoing evaluations of the factors and loan portfolio risks described above, including economic pressures related to COVID-19 and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate, and material additional provisions for loan losses could be required.
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
Total deposits increased $229.2 million, or 9.8%, to $2.57 billion as of June 30, 2021, from $2.34 billion as of December 31, 2020. Noninterest-bearing deposits increased by $87.9 million, or 9.3%, to $1.03 billion as of June 30, 2021. Noninterest-bearing deposits as a percentage of total deposits were 40.14% as of June 30, 2021, compared to 40.32% as of December 31, 2020. Interest-bearing deposits increased by $141.4 million, or 10.1%, to $1.54 billion as of June 30, 2021, with the largest increase in money market accounts. The increase in deposits was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining larger deposit balances.

The following table presents our deposits by account type as of the dates indicated:

	June 30, 2021		December 31, 2020		Change from December 31, 2020 to June 30, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing deposits	$1,031,486	40.1%	$943,615	40.3%	$87,871	9.3%
Interest-bearing deposits:
NOW accounts	383,753	15.0%	402,572	17.2%	(18,819)	(4.7)%
Money market accounts	637,845	24.8%	506,902	21.7%	130,943	25.8%
Savings accounts	173,428	6.7%	146,264	6.2%	27,164	18.6%
Time deposits < $100,000	110,105	4.3%	108,982	4.7%	1,123	1.0%
Time deposits $100,000 to $250,000	137,879	5.4%	138,683	5.9%	(804)	(0.6)%
Time deposits > $250,000	95,103	3.7%	93,342	4.0%	1,761	1.9%
Total interest-bearing deposits	$1,538,113	59.9%	$1,396,745	59.7%	$141,368	10.1%
Total deposits	$2,569,599	100.0%	$2,340,360	100.0%	$229,239	9.8%
The following table presents deposits by customer type as of the dates indicated:

	June 30, 2021		December 31, 2020		Change from December 31, 2020 to June 30, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,241,006	48.3%	$1,091,268	46.6%	$149,738	13.7%
Commercial	1,167,949	45.5%	1,054,736	45.1%	113,213	10.7%
Public	160,644	6.2%	194,356	8.3%	(33,712)	(17.3)%
Total deposits	$2,569,599	100.0%	$2,340,360	100.0%	$229,239	9.8%
The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	June 30, 2021
Three months or less	$46,484
Over three months through six months	43,430
Over six months through 12 months	73,321
Over 12 months through three years	50,153
Over three years	19,594
Total	$232,982
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of June 30, 2021 or December 31, 2020.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of June 30, 2021, was $292.9 million, compared to $285.5 million as of December 31, 2020, an increase of $7.4 million, or 2.6%. This increase was attributable to $16.3 million of net income for the six months ended June 30, 2021, and $203,000 of stock compensation, partially offset by a $5.9 million, net of tax, market adjustment to accumulated other comprehensive income related to securities AFS, $2.2 million for the repurchase of shares, and $1.0 million in cash dividends.
On August 27, 2020, our Board of Directors approved a stock repurchase program. The repurchase program authorizes us to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended June 30, 2021, we repurchased 21,653 shares of our common stock at an aggregate cost of $1.2 million. For the six months ended June 30, 2021, we repurchased 41,314, shares of our common stock at an aggregate cost of $2.2 million. As of June 30, 2021, we had $701,000 available for repurchasing our common stock under this program.

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
As of June 30, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2021, and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly.
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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $473.4 million, or 23.4%, for the six months ended June 30, 2021, compared to the average deposits for the twelve months ended December 31, 2020. The increase in average total deposits was due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining larger deposit balances. Our average total loans increased $18.7 million, or 1.2%, for the six months ended June 30, 2021, compared to average total loans for the twelve months ended December 31, 2020.
As of June 30, 2021, we had cash and cash equivalents of $667.5 million compared to $447.2 million as of December 31, 2020. The increase of $220.3 million, or 49.3%, was a result of deposit growth creating additional liquidity, which was primarily deployed into interest-bearing deposits in other banks.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. As of June 30, 2021, securities AFS totaled $512.0 million compared to $498.2 million as of December 31, 2020. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of June 30, 2021, securities with a carrying value of $114.3 million, or 22.3% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $105.1 million, or 21.1% of the securities AFS portfolio, similarly pledged as of December 31, 2020. This increase of $8.1 million, or 7.7%, was primarily due to an increase in several public entity deposit accounts that occurred during the first half of the year. Public entity account balances generally fluctuate throughout the year.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of June 30, 2021 and December 31, 2020. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of June 30, 2021 and December 31, 2020, our net borrowing capacity from the FHLB was $635.6 million and $510.8 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of June 30, 2021 and December 31, 2020, we had total borrowing capacity of $736.6 million and $611.8 million, respectively, through these combined funding sources. We had no outstanding balances from any of these funding sources as of June 30, 2021 or December 31, 2020.

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
As of June 30, 2021, we had $315.5 million in unfunded loan commitments and $12.0 million in commitments associated with outstanding standby letters of credit. We have monitored the requests for extensions of credit under these lines and have not identified any requests outside of the normal course of business that appear to be attributable to COVID-19 hardships. As of December 31, 2020, we had $283.3 million in unfunded loan commitments and $10.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company's exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of June 30, 2021, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of June 30, 2021, there was a $5.0 million outstanding commitment to this partnership.
In the second quarter of 2021, the Company committed to an investment into a bank technology limited partnership. As of June 30, 2021, there was a $960,000 outstanding commitment to this partnership.
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

	As of June 30, 2021		As of December 31, 2020
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	41.9%	20.4%	36.6%	27.5%
+200	27.9%	16.0%	25.2%	22.3%
+100	14.1%	9.8%	13.4%	14.5%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.2)%	(19.9)%	(1.6)%	(18.0)%
-200	(3.0)%	(25.0)%	(1.6)%	(15.6)%
The results above, as of June 30, 2021 and December 31, 2020, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into our risk model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
The percentage of change in the fair value of equity in the down 100 bp scenario is near the policy threshold and at the policy threshold in the down 200 bp scenario as of June 30, 2021. These values will be reported at the next quarterly Asset-Liability Committee meeting, and these metrics will be monitored closely over the next several quarters to determine whether further action is needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of June 30, 2021, floating rate loans were 16.5% of the loans HFI, and floating rate transaction deposits were 5.9% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2021, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	June 30,	March 31,	June 30,
(dollars in thousands, except per share data)	2021	2021	2020
Tangible common equity
Total stockholders' equity	$292,924	$284,911	$271,117
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$291,378	$283,365	$269,571
Common shares outstanding	7,284,994	7,306,747	7,322,532
Book value per common share	$40.21	$38.99	$37.03
Tangible book value per common share (non-GAAP)	$40.00	$38.78	$36.81

Tangible assets
Total assets	$2,878,476	$2,820,672	$2,361,866
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$2,876,930	$2,819,126	$2,360,320
Total stockholder's equity to assets	10.18%	10.10%	11.48%
Tangible common equity to tangible assets (non-GAAP)	10.13%	10.05%	11.42%
PPP-Adjusted Metrics
In the second quarter of 2020, Red River Bank originated 1,384 PPP1 loans totaling $199.0 million. With the passing of the Economic Aid Act in December of 2020, Red River Bank issued a minor amount of additional PPP1 loans and new PPP2 loans in the first six months of 2021. As of June 30, 2021, we had received $174.9 million in SBA forgiveness and borrower payments on 91.2% of the 1,384 PPP1 loans originated, and we had originated 488 PPP2 loans totaling $58.3 million. As of June 30, 2021, unamortized PPP origination fees were $2.9 million, resulting in $83.0 million of PPP loans, net of deferred income, or 5.2% of loans HFI.
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

The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

	June 30,	December 31,	June 30,
(dollars in thousands)	2021	2020	2020
Non-PPP loans HFI
Loans HFI	$1,600,388	$1,588,446	$1,615,298
Adjustments:
PPP loans, net	(82,972)	(118,447)	(192,655)
Non-PPP loans HFI (non-GAAP)	$1,517,416	$1,469,999	$1,422,643

Assets excluding PPP loans, net
Assets	$2,878,476	$2,642,634	$2,361,866
Adjustments:
PPP loans, net	(82,972)	(118,447)	(192,655)
Assets excluding PPP loans, net (non-GAAP)	$2,795,504	$2,524,187	$2,169,211

Deposits	$2,569,599	$2,340,360	$2,069,322
Allowance for loan losses	$19,460	$17,951	$14,882
Nonperforming loans	$2,027	$3,310	$3,442

Loans HFI to deposits ratio	62.28%	67.87%	78.06%
Non-PPP loans HFI to deposits ratio (non-GAAP)	59.05%	62.81%	68.75%

Allowance for loan losses to loans HFI	1.22%	1.13%	0.92%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.28%	1.22%	1.05%

Nonperforming loans to loans HFI	0.13%	0.21%	0.21%
Nonperforming loans to non-PPP loans HFI	0.13%	0.23%	0.24%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See "Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements."
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2021, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.

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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is named as a defendant in a purported class action lawsuit, Aeron Averette v. Red River Bancshares, filed on August 28, 2020, in the 19th Judicial District Court of the State of Louisiana. The lawsuit alleges the Bank wrongfully imposed multiple non-sufficient funds fees on what the plaintiff describes as a single item presented for payment, allegedly resulting in the Bank breaching its customer account agreement, abusing its rights, and being unjustly enriched. The plaintiff claims to represent a class consisting of all account holders in Louisiana who incurred similar charges by the Bank within the applicable prescriptive period. The plaintiff seeks unspecified damages, costs, fees, attorney’s fees, and general and equitable relief for herself and the purported class. The Company and Bank deny the allegations and are vigorously defending this matter. The Bank filed an exception of no cause of action in District Court as to the three grounds alleged by the plaintiff. On May 10, 2021, the 19th Judicial District Court ruled in the Bank's favor, but allowed the plaintiff time to amend her petition to state a cause of action. The plaintiff filed an amended petition on June 15, 2021. The amended petition does not allege new causes of action against the Bank. The Bank is preparing to file another exception of no cause of action as to the grounds again alleged by the plaintiff. At this stage of the lawsuit, we cannot determine the probability of a materially adverse result or reasonably estimate the potential exposure, if any.
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
Our purchases of shares of common stock made during the quarter consisted of stock repurchases made under our publically announced stock repurchase program and are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2021	1,402	$54.62	1,402	$1,784
May 1 - May 31, 2021	8,060	$54.43	8,060	$1,345
June 1 - June 30, 2021	12,191	$52.81	12,191	$701
Total	21,653	$53.53	21,653	$701
(1)On August 27, 2020, our board of directors approved a stock repurchase program. The repurchase program authorizes us to purchase up to $3.0 million of our outstanding shares of common stock through August 27, 2021. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 12, 2021, Red River Bank entered into an Amended and Restated Employment Agreement (“Restated Employment Agreement”) with R. Blake Chatelain regarding his service as its President and Chief Executive Officer. The Restated Employment Agreement replaces the employment agreement with Mr. Chatelain dated April 1, 2014 (the “Original Agreement”). The Restated Employment Agreement automatically extends on a day-to-day basis for an “evergreen” three-year term, unless terminated earlier in accordance with the terms of the Restated Employment Agreement. Similar to the Original Agreement, the Restated Employment Agreement provides for a minimum annual increase in base salary of 3.0%, participation in benefit plans and incentive bonus plans offered by Red River Bank, paid vacation, a vehicle allowance, social and civic club memberships, and health insurance. If Mr. Chatelain’s employment is terminated by Red River Bank without cause (as defined in the Restated Employment Agreement) or if Mr. Chatelain resigns for good reason (as defined in the Restated Employment Agreement), he will be entitled to certain severance benefits, including (1) a payment equal to (a) his then-current base salary multiplied by three; plus (b) his average annual discretionary bonus received over the prior three years, multiplied by two; and (2) payment of COBRA premiums for the COBRA continuation period (as defined in the Restated Employment Agreement). If Mr. Chatelain’s employment is terminated without cause or if he resigns for good reason within six months prior to or 24 months after a change in control event (as defined in the Restated Employment Agreement), his severance payment will be equal to (1) his base salary multiplied by three; plus (2) his average annual discretionary bonus received over the past three years, multiplied by three.
On August 12, 2021, Red River Bank entered into an Amended and Restated Change in Control Agreement (“Restated Change in Control Agreement”) with each of Tammi R. Salazar and Isabel V. Carriere (the “Executives”). The Restated Change in Control Agreements replace the Change in Control Agreements entered into on January 14, 2014, with each Executive, and provide severance benefits if, within three months prior to or 24 months after a change in control event (as defined in the Restated Change in Control Agreement), (a) the Executive’s employment is involuntarily terminated, other than for cause (as defined in the Restated Change in Control Agreement), or (b) the Executive terminates her employment for good reason (as defined in the Restated Change in Control Agreement). Under the Restated Change in Control Agreements, upon a qualifying termination each Executive would be entitled to receive (1) a lump sum payment equal to (a) her then-current base salary multiplied by two; plus (b) the average annual discretionary bonus received by each executive over the prior three years, multiplied by two, and (2) payment of COBRA premiums for the COBRA continuation period (as defined in the Restated Change in Control Agreement).
Neither the Restated Employment Agreement nor the Restated Change in Control Agreements provide excise tax gross-up protections. Rather, if any payments and benefits (1) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1984, as amended ("the Code") and (2) would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then such payments and benefits will be reduced to the extent necessary so that no portion is subject to such excise tax, but only if the net amount of such payments and benefits, as so reduced, is greater than or equal to the net amount of such payments and benefits without such reduction.
The foregoing descriptions of the Restated Employment Agreement and the Restated Change in Control Agreements do not purport to be complete and are qualified in their entirety by the full text of the Restated Employment Agreement and the Restated Change in Control Agreements, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

10.1	Amended and Restated Employment Agreement dated August 12, 2021, between Red River Bank and R. Blake Chatelain*+
10.2	Form of Amended and Restated Change in Control Agreement dated August 12, 2021, between Red River Bank and each of Isabel V. Carriere and Tammi R. Salazar*+
10.3	Composite Form of Supplemental Executive Retirement Benefits Agreement dated October 1, 2004, between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche*+#
10.4	Form of Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 30, 2008, between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche*+
10.5
Composite Form of Amendment No. 2 to Supplemental Executive Retirement Benefits Agreement dated October 1, 2016, between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche*+#

10.6	Composite Form of Endorsement Method Split-Dollar Agreement dated October 1, 2004, between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie T. Triche*+#
10.7
Form of [Supplemental] Split-Dollar Agreement dated July 1, 2021, between Red River Bank and each of Amanda W. Barnett, Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche*+#

10.8
Supplemental Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

10.9
Supplemental Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

10.10
Supplemental Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

10.11
Supplemental Split-Dollar Agreement between Red River Bank and Isabel V. Carriere (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.'s Current Report on 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreements have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: August 13, 2021	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)