Form 10-Q
period 2021-09-30
RED RIVER BANCSHARES INC
filed 2021-11-12
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, the registrant had 7,276,400 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” "the bank,” and "the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community Bank Leverage Ratio
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Amended and Restated Director Compensation Program	Compensation program which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
IPO	Initial public offering
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OTTI	Other-than-temporary impairment
PPP	Paycheck Protection Program
PPP1	PPP First Draw
PPP2	PPP Second Draw
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$36,614	$29,537
Interest-bearing deposits in other banks	693,950	417,664
Total Cash and Cash Equivalents	730,564	447,201
Securities available-for-sale	568,199	498,206
Equity securities	7,920	4,021
Nonmarketable equity securities	3,449	3,447
Loans held for sale	8,782	29,116
Loans held for investment	1,622,593	1,588,446
Allowance for loan losses	(19,168)	(17,951)
Premises and equipment, net	47,432	46,924
Accrued interest receivable	5,927	6,880
Bank-owned life insurance	27,886	22,413
Intangible assets	1,546	1,546
Right-of-use assets	3,847	4,154
Other assets	11,807	8,231
Total Assets	$3,020,784	$2,642,634
LIABILITIES
Noninterest-bearing deposits	$1,143,693	$943,615
Interest-bearing deposits	1,560,890	1,396,745
Total Deposits	2,704,583	2,340,360
Accrued interest payable	1,340	1,774
Lease liabilities	3,943	4,233
Accrued expenses and other liabilities	12,230	10,789
Total Liabilities	2,722,096	2,357,156
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,276,400 and 7,325,333 shares	65,130	68,055
Additional paid-in capital	1,751	1,545
Retained earnings	231,868	208,957
Accumulated other comprehensive income (loss)	(61)	6,921
Total Stockholders' Equity	298,688	285,478
Total Liabilities and Stockholders' Equity	$3,020,784	$2,642,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,993	$17,080	$50,509	$50,623
Interest on securities	2,220	2,099	6,247	5,766
Interest on federal funds sold	20	30	67	179
Interest on deposits in other banks	202	27	432	265
Dividends on stock	7	13	9	19
Total Interest and Dividend Income	19,442	19,249	57,264	56,852
INTEREST EXPENSE
Interest on deposits	1,333	1,954	4,317	6,497
Interest on other borrowed funds	—	—	—	16
Total Interest Expense	1,333	1,954	4,317	6,513
Net Interest Income	18,109	17,295	52,947	50,339
Provision for loan losses	150	1,590	1,750	3,618
Net Interest Income After Provision for Loan Losses	17,959	15,705	51,197	46,721
NONINTEREST INCOME
Service charges on deposit accounts	1,258	1,055	3,457	3,001
Debit card income, net	1,094	978	3,344	2,629
Mortgage loan income	1,770	2,884	7,009	5,720
Brokerage income	851	586	2,491	1,725
Loan and deposit income	413	413	1,281	1,340
Bank-owned life insurance income	176	139	473	425
Gain (Loss) on equity securities	(41)	—	(100)	96
Gain (Loss) on sale and call of securities	—	125	193	1,348
SBIC income	136	200	616	568
Other income (loss)	(14)	40	57	122
Total Noninterest Income	5,643	6,420	18,821	16,974
OPERATING EXPENSES
Personnel expenses	7,956	8,077	24,087	23,072
Occupancy and equipment expenses	1,412	1,319	4,019	3,739
Technology expenses	734	661	2,144	1,863
Advertising	282	240	691	717
Other business development expenses	283	233	889	782
Data processing expense	528	491	1,445	1,412
Other taxes	527	433	1,584	1,308
Loan and deposit expenses	325	289	773	808
Legal and professional expenses	453	487	1,189	1,587
Regulatory assessment expenses	251	172	665	337
Other operating expenses	933	849	2,753	2,445
Total Operating Expenses	13,684	13,251	40,239	38,070
Income Before Income Tax Expense	9,918	8,874	29,779	25,625
Income tax expense	1,780	1,589	5,337	4,741
Net Income	$8,138	$7,285	$24,442	$20,884
EARNINGS PER SHARE
Basic	$1.12	$0.99	$3.35	$2.85
Diluted	$1.12	$0.99	$3.34	$2.84
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$8,138	$7,285	$24,442	$20,884
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(1,416)	353	(8,645)	9,479
Tax effect	297	(74)	1,815	(1,990)
(Gain) loss on sale of securities included in net income	—	(125)	(193)	(1,348)
Tax effect	—	26	41	283
Total other comprehensive income (loss)	(1,119)	180	(6,982)	6,424
Comprehensive Income	$7,019	$7,465	$17,460	$27,308
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
Net income	—	—	—	6,745	—	6,745
Stock incentive plan	—	—	64	—	—	64
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Cash dividend - $0.06 per common share	—	—	—	(439)	—	(439)
Other comprehensive income (loss)	—	—	—	—	5,812	5,812
Balance as of March 31, 2020	7,322,532	$68,177	$1,333	$188,877	$5,788	$264,175
Net income	—	—	—	6,854	—	6,854
Stock incentive plan	—	—	96	—	—	96
Cash dividend - $0.06 per common share	—	—	—	(440)	—	(440)
Other comprehensive income (loss)	—	—	—	—	432	432
Balance as of June 30, 2020	7,322,532	$68,177	$1,429	$195,291	$6,220	$271,117
Net income	—	—	—	7,285	—	7,285
Stock incentive plan	—	—	58	—	—	58
Issuance of restricted shares of common stock through stock incentive plan, net	5,625	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(2,824)	(122)	—	—	—	(122)
Cash dividend - $0.06 per share	—	—	—	(440)	—	(440)
Other comprehensive income (loss)	—	—	—	—	180	180
Balance as of September 30, 2020	7,325,333	$68,055	$1,487	$202,136	$6,400	$278,078

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED) (UNAUDITED)

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	8,065	—	8,065
Stock incentive plan	—	—	93	—	—	93
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(19,661)	(1,018)	—	—	—	(1,018)
Cash dividend - $0.07 per share	—	—	—	(511)	—	(511)
Other comprehensive income (loss)	—	—	—	—	(7,252)	(7,252)
Balance as of March 31, 2021	7,306,747	$67,093	$1,638	$216,511	$(331)	$284,911
Net income	—	—	—	8,239	—	8,239
Stock incentive plan	—	—	54	—	—	54
Forfeiture of restricted shares of common stock	(100)	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(21,653)	(1,159)	—	—	—	(1,159)
Cash dividend - $0.07 per share	—	—	—	(510)	—	(510)
Other comprehensive income (loss)	—	—	—	—	1,389	1,389
Balance as of June 30, 2021	7,284,994	$65,934	$1,692	$224,240	$1,058	$292,924
Net income	—	—	—	8,138	—	8,138
Stock incentive plan	—	—	59	—	—	59
Issuance of restricted shares of common stock through stock incentive plan, net	7,400	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(15,994)	(804)	—	—	—	(804)
Cash dividend - $0.07 per share	—	—	—	(510)	—	(510)
Other comprehensive income (loss)	—	—	—	—	(1,119)	(1,119)
Balance as of September 30, 2021	7,276,400	$65,130	$1,751	$231,868	$(61)	$298,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,442	$20,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,409	1,362
Amortization	475	404
Share-based compensation earned	206	218
Share-based board compensation earned	34	47
(Gain) Loss on other assets owned	12	5
Net (accretion) amortization on securities AFS	1,888	2,130
(Gain) Loss on sale and call of securities	(193)	(1,348)
Provision for loan losses	1,750	3,618
Deferred income tax (benefit) expense	(660)	(127)
Net (increase) decrease in loans HFS	20,334	(18,269)
Net (increase) decrease in accrued interest receivable	953	(1,366)
Net (increase) decrease in BOLI	(473)	(425)
Net increase (decrease) in accrued interest payable	(434)	(417)
Net increase (decrease) in accrued income taxes payable	(96)	462
Other operating activities, net	423	1,465
Net cash provided by (used in) operating activities	50,070	8,643
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	111,522	93,376
Maturities, principal repayments, and calls	75,143	75,305
Purchases	(267,191)	(293,503)
Purchase of equity securities	(4,000)	—
Purchase of nonmarketable equity securities	(2)	(2,095)
Capital contribution in partnerships	(123)	—
Net (increase) decrease in loans HFI	(34,946)	(211,734)
Purchase of bank owned life insurance	(5,000)	—
Proceeds from sales of foreclosed assets	96	330
Purchases of premises and equipment	(1,917)	(4,113)
Net cash provided by (used in) investing activities	(126,418)	(342,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	364,223	472,820
Proceeds from other borrowed funds	—	50,000
Repayments of other borrowed funds	—	(50,000)
Repurchase of common stock	(2,981)	(122)
Proceeds from exercise of stock options	—	8
Cash dividends	(1,531)	(1,319)
Net cash provided by (used in) financing activities	359,711	471,387
Net change in cash and cash equivalents	283,363	137,596
Cash and cash equivalents - beginning of period	447,201	133,292
Cash and cash equivalents - end of period	$730,564	$270,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$4,751	$6,930
Income taxes	$6,114	$4,387
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$266	$23

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
ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. The guidance issued in this update addressed lessors' concerns by amending the lease classification requirements. The amendments in this update address an issue related to a lessor's accounting for certain leases with variable lease payments. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if two criteria are met. Those criteria are that the lease would have been classified as a sales-type lease or a direct financing lease in accordance with GAAP, and that the lessor would have otherwise recognized a day-one loss. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and NO. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The guidance in this update amends various SEC paragraphs relating to financial disclosures. This update is an alignment of SEC and GAAP reporting and was effective upon issuance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2.    Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. Investment activity for the nine months ended September 30, 2021, included $267.2 million of securities purchased, partially offset by $111.5 million in sales and $75.1 million in maturities, principal repayments, and calls. The net unrealized gain on the securities AFS portfolio decreased $8.8 million for the nine months ended September 30, 2021, resulting in an unrealized loss of $77,000 as of September, 30, 2021.
The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$343,914	$1,799	$(4,836)	$340,877
Municipal bonds	218,288	3,902	(1,030)	221,160
U.S. agency securities	6,074	111	(23)	6,162
Total Securities AFS	$568,276	$5,812	$(5,889)	$568,199

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206
The amortized costs and estimated fair value of debt securities as of September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$5,305	$5,335
After one year but within five years	25,980	26,560
After five years but within ten years	39,162	40,249
After ten years	497,829	496,055
Total	$568,276	$568,199

Information pertaining to securities with gross unrealized losses as of September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows:

	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2021
Securities AFS:
Mortgage-backed securities	$(4,792)	$258,205	$(44)	$1,721
Municipal bonds	(1,030)	45,752	—	—
U.S. agency securities	(23)	2,958	—	—
Total Securities AFS	$(5,845)	$306,915	$(44)	$1,721

December 31, 2020
Securities AFS:
Mortgage-backed securities	$(332)	$72,367	$—	$—
Municipal bonds	(51)	9,466	—	—
U.S. agency securities	(4)	4,996	—	—
Total Securities AFS	$(387)	$86,829	$—	$—
As of September 30, 2021, the Company held 125 securities that were in unrealized loss positions. The aggregate unrealized loss of these securities as of September 30, 2021, was 1.04% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Management Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on the review of available information, including recent changes in interest rates and credit rating information, management believes the decline in fair value of these securities is temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the nine months ended September 30, 2021, or the year ended December 31, 2020.
The proceeds from sales and calls of securities AFS and their gross gain (loss) for the three and nine months ended September 30, 2021 and 2020, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Proceeds (1)	$1,675	$6,451	$116,843	$93,376
Gross gain	$1	$125	$851	$1,441
Gross loss	$(1)	$—	$(658)	$(93)
(1)The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $119.1 million and $105.1 million were pledged to secure public entity deposits as of September 30, 2021 and December 31, 2020, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	September 30, 2021	December 31, 2020
Real estate:
Commercial real estate	$607,809	$556,769
One-to-four family residential	466,318	442,889
Construction and development	108,412	127,321
Commercial and industrial	297,341	250,428
SBA PPP, net of deferred income	45,962	118,447
Tax-exempt	72,838	68,666
Consumer	23,913	23,926
Total loans HFI	$1,622,593	$1,588,446
Total loans HFS	$8,782	$29,116
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the nine months ended September 30, 2021:

(in thousands)	Beginning Balance December 31, 2020	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance September 30, 2021
Real estate:
Commercial real estate	$5,798	$852	$(410)	$—	$6,240
One-to-four family residential	5,390	325	(10)	15	5,720
Construction and development	1,699	(251)	—	2	1,450
Commercial and industrial	3,631	848	(47)	26	4,458
SBA PPP, net of deferred income	318	(246)	—	—	72
Tax-exempt	680	53	—	—	733
Consumer	435	169	(243)	134	495
Total allowance for loan losses	$17,951	$1,750	$(710)	$177	$19,168
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2020:

(in thousands)	Beginning Balance December 31, 2019	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2020
Real estate:
Commercial real estate	$3,454	$2,344	$—	$—	$5,798
One-to-four family residential	3,323	2,057	—	10	5,390
Construction and development	1,211	501	(14)	1	1,699
Commercial and industrial	5,175	551	(2,184)	89	3,631
SBA PPP, net of deferred income	—	318	—	—	318
Tax-exempt	334	346	—	—	680
Consumer	440	176	(355)	174	435
Total allowance for loan losses	$13,937	$6,293	$(2,553)	$274	$17,951

The balance in the allowance for loan losses and the related recorded investment in loans by category as of September 30, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$100	$6,140	$—	$6,240
One-to-four family residential	11	5,709	—	5,720
Construction and development	—	1,450	—	1,450
Commercial and industrial	3	4,455	—	4,458
SBA PPP, net of deferred income	—	72	—	72
Tax-exempt	—	733	—	733
Consumer	120	375	—	495
Total allowance for loan losses	$234	$18,934	$—	$19,168

Loans:
Real estate:
Commercial real estate	$2,912	$604,897	$—	$607,809
One-to-four family residential	394	465,924	—	466,318
Construction and development	750	107,662	—	108,412
Commercial and industrial	817	296,524	—	297,341
SBA PPP, net of deferred income	—	45,962	—	45,962
Tax-exempt	—	72,838	—	72,838
Consumer	131	23,782	—	23,913
Total loans HFI	$5,004	$1,617,589	$—	$1,622,593
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$268	$5,530	$—	$5,798
One-to-four family residential	45	5,345	—	5,390
Construction and development	—	1,699	—	1,699
Commercial and industrial	540	3,091	—	3,631
SBA PPP, net of deferred income	—	318	—	318
Tax-exempt	—	680	—	680
Consumer	111	324	—	435
Total allowance for loan losses	$964	$16,987	$—	$17,951

Loans:
Real estate:
Commercial real estate	$3,617	$553,152	$—	$556,769
One-to-four family residential	1,126	441,763	—	442,889
Construction and development	—	127,321	—	127,321
Commercial and industrial	3,979	246,449	—	250,428
SBA PPP, net of deferred income	—	118,447	—	118,447
Tax-exempt	—	68,666	—	68,666
Consumer	114	23,812	—	23,926
Total loans HFI	$8,836	$1,579,610	$—	$1,588,446

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of September 30, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$607,607	$107	$—	$95	$607,809
One-to-four family residential	465,782	312	—	224	466,318
Construction and development	108,124	39	—	249	108,412
Commercial and industrial	296,371	136	27	807	297,341
SBA PPP, net of deferred income	45,962	—	—	—	45,962
Tax-exempt	72,838	—	—	—	72,838
Consumer	23,852	60	1	—	23,913
Total loans HFI	$1,620,536	$654	$28	$1,375	$1,622,593
A summary of current, past due, and nonaccrual loans as of December 31, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$554,861	$62	$—	$1,846	$556,769
One-to-four family residential	442,096	219	—	574	442,889
Construction and development	127,258	63	—	—	127,321
Commercial and industrial	249,453	93	—	882	250,428
SBA PPP, net of deferred income	118,447	—	—	—	118,447
Tax-exempt	68,666	—	—	—	68,666
Consumer	23,891	27	3	5	23,926
Total loans HFI	$1,584,672	$464	$3	$3,307	$1,588,446

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of September 30, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,619	$1,616	$—	$1,520
One-to-four family residential	337	304	—	565
Construction and development	750	750	—	375
Commercial and industrial	1,751	807	—	444
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	11	11	—	3
Total with no related allowance	4,468	3,488	—	2,907
With allowance recorded:
Real estate:
Commercial real estate	1,296	1,296	100	1,785
One-to-four family residential	90	90	11	182
Construction and development	—	—	—	—
Commercial and industrial	10	10	3	1,942
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	120	120	120	111
Total with related allowance	1,516	1,516	234	4,020
Total impaired loans	$5,984	$5,004	$234	$6,927

Information pertaining to impaired loans as of December 31, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,459	$1,428	$—	$1,417
One-to-four family residential	891	827	—	987
Construction and development	—	—	—	—
Commercial and industrial	92	92	—	1,173
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	1	1	—	2
Total with no related allowance	2,443	2,348	—	3,579
With allowance recorded:
Real estate:
Commercial real estate	2,402	2,189	268	1,533
One-to-four family residential	306	299	45	234
Construction and development	—	—	—	8
Commercial and industrial	4,854	3,887	540	6,521
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	114	113	111	103
Total with related allowance	7,676	6,488	964	8,399
Total impaired loans	$10,119	$8,836	$964	$11,978
The interest income recognized on impaired loans for the three months ended September 30, 2021 and September 30, 2020, was $46,000 and $199,000, respectively. The interest income recognized on impaired loans for the nine months ended September 30, 2021 and September 30, 2020, was $132,000 and $361,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of September 30, 2021 or December 31, 2020.
A summary of current, past due, and nonaccrual TDR loans as of September 30, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,485	$—	$—	$—	$1,485
One-to-four family residential	293	—	—	—	293
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	25	—	—	—	25
Total	$1,803	$—	$—	$—	$1,803
Number of TDR loans	11	—	—	—	11

A summary of current, past due, and nonaccrual TDR loans as of December 31, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,151	$—	$—	$1,212	$2,363
One-to-four family residential	303	—	—	—	303
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	5	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,454	$—	$—	$1,217	$2,671
Number of TDR loans	8	—	—	4	12
A summary of loans modified as TDRs that occurred during the nine months ended September 30, 2021 and September 30, 2020, is as follows:

	September 30, 2021			September 30, 2020
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	—	$—	$—	—	$—	$—
One-to-four family residential	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	2	20	27	—	—	—
Total	2	$20	$27	—	$—	$—
The TDRs described above increased the allowance for loan losses by $13,000 as of September 30, 2021. Additionally, there were no defaults on loans during the nine months ended September 30, 2021 or September 30, 2020, that had been modified as a TDR during the prior twelve months.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.

The following table summarizes loans by risk rating as of September 30, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$604,276	$510	$3,023	$—	$—	$607,809
One-to-four family residential	465,526	326	466	—	—	466,318
Construction and development	107,662	—	750	—	—	108,412
Commercial and industrial	291,212	2,426	3,703	—	—	297,341
SBA PPP, net of deferred income	45,962	—	—	—	—	45,962
Tax-exempt	72,838	—	—	—	—	72,838
Consumer	23,780	25	108	—	—	23,913
Total loans HFI	$1,611,256	$3,287	$8,050	$—	$—	$1,622,593
The following table summarizes loans by risk rating as of December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$551,954	$555	$4,260	$—	$—	$556,769
One-to-four family residential	441,374	486	1,029	—	—	442,889
Construction and development	126,542	—	779	—	—	127,321
Commercial and industrial	245,043	1,310	4,075	—	—	250,428
SBA PPP, net of deferred income	118,447	—	—	—	—	118,447
Tax-exempt	68,666	—	—	—	—	68,666
Consumer	23,813	—	113	—	—	23,926
Total loans HFI	$1,575,839	$2,351	$10,256	$—	$—	$1,588,446
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2021, unfunded loan commitments totaled approximately $337.3 million. As of December 31, 2020, unfunded loan commitments totaled approximately $283.3 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2021, commitments under standby letters of credit totaled approximately $12.6 million. As of December 31, 2020, commitments under standby letters of credit totaled approximately $10.5 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

4.    Deposits
Deposits were $2.70 billion and $2.34 billion as of September 30, 2021 and December 31, 2020, respectively. This increase was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances. Deposits are summarized below:

(in thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing deposits	$1,143,693	$943,615
Interest-bearing deposits:
NOW accounts	385,560	402,572
Money market accounts	650,828	506,902
Savings accounts	180,878	146,264
Time deposits < $100,000	108,824	108,982
Time deposits $100,000 to $250,000	137,698	138,683
Time deposits > $250,000	97,102	93,342
Total interest-bearing deposits	1,560,890	1,396,745
Total deposits	$2,704,583	$2,340,360
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Loans HFS	$8,782	$—	$8,782	$—
Securities AFS:
Mortgage-backed securities	340,877	—	340,877	—
Municipal bonds	221,160	—	221,160	—
U.S. agency securities	6,162	—	6,162	—
Equity securities	7,920	7,920	—	—

December 31, 2020
Loans HFS	$29,116	$—	$29,116	$—
Securities AFS:
Mortgage-backed securities	274,827	—	274,827	—
Municipal bonds	213,281	—	213,281	—
U.S. agency securities	10,098	—	10,098	—
Equity securities	4,021	4,021	—	—
There were no transfers between Level 1, 2, or 3 for the nine months ended September 30, 2021 and the year ended December 31, 2020.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Carrying value of impaired loans before allowance for loan losses	$1,833	$5,021
Specific allowance for loan losses	(27)	(780)
Fair value of impaired loans	$1,806	$4,241

The Company had no financial liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2021 and September 30, 2020.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$266	$—
Charge-offs	—	—
Fair value of foreclosed assets	$266	$—
The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$133	$—
Write-downs	(34)	—
Fair value of foreclosed assets	$99	$—
The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2021 and September 30, 2020.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis are as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
September 30, 2021
Impaired loans	$4,771	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.67%
Foreclosed assets	$1,025	Discounted appraisals	Collateral discounts and costs to sell	0% - 35%	4.51%

December 31, 2020
Impaired loans	$7,872	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	10.91%
Foreclosed assets	$896	Discounted appraisals	Collateral discounts and costs to sell	0% - 13%	1.86%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of September 30, 2021 and December 31, 2020, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Financial assets:
Cash and due from banks	$36,614	$36,614	$36,614	$—	$—
Interest-bearing deposits in other banks	693,950	693,950	693,950	—	—
Securities AFS	568,199	568,199	—	568,199	—
Equity securities	7,920	7,920	7,920	—	—
Nonmarketable equity securities	3,449	3,449	—	3,449	—
Loans HFS	8,782	8,782	—	8,782	—
Loans HFI, net of allowance	1,603,425	1,611,787	—	—	1,611,787
Accrued interest receivable	5,927	5,927	—	—	5,927
Financial liabilities:
Deposits	2,704,583	2,706,841	—	2,706,841	—
Accrued interest payable	1,340	1,340	—	1,340	—

December 31, 2020
Financial assets:
Cash and due from banks	$29,537	$29,537	$29,537	$—	$—
Interest-bearing deposits in other banks	417,664	417,664	417,664	—	—
Securities AFS	498,206	498,206	—	498,206	—
Equity securities	4,021	4,021	4,021	—	—
Nonmarketable equity securities	3,447	3,447	—	3,447	—
Loans HFS	29,116	29,116	—	29,116	—
Loans HFI, net of allowance	1,570,495	1,578,398	—	—	1,578,398
Accrued interest receivable	6,880	6,880	—	—	6,880
Financial liabilities:
Deposits	2,340,360	2,344,969	—	2,344,969	—
Accrued interest payable	1,774	1,774	—	1,774	—
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a capital conservation buffer was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final capital conservation buffer was fully phased in at 2.500%. It is management’s belief that, as of September 30, 2021, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of December 31, 2019) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of September 30, 2021 and December 31, 2020, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Risk-Based Capital	$297,122	17.60%	$135,045	8.00%	$177,246	10.50%
Tier I Risk-Based Capital	$277,954	16.47%	$101,284	6.00%	$143,485	8.50%
Common Equity Tier I Capital	$277,954	16.47%	$75,963	4.50%	$118,164	7.00%
Tier I Leverage Capital	$277,954	9.55%	$116,371	4.00%	$116,371	4.00%

December 31, 2020
Total Risk-Based Capital	$271,061	17.17%	$126,307	8.00%	$165,778	10.50%
Tier I Risk-Based Capital	$253,110	16.03%	$94,731	6.00%	$134,202	8.50%
Common Equity Tier I Capital	$253,110	16.03%	$71,048	4.50%	$110,519	7.00%
Tier I Leverage Capital	$253,110	9.98%	$101,495	4.00%	$101,495	4.00%
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
Capital amounts and ratios for Red River Bancshares, Inc. as of September 30, 2021 and December 31, 2020, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
September 30, 2021
Total Risk-Based Capital	$316,371	18.74%
Tier I Risk-Based Capital	$297,203	17.60%
Common Equity Tier I Capital	$297,203	17.60%
Tier I Leverage Capital	$297,203	10.21%

December 31, 2020
Total Risk-Based Capital	$294,962	18.68%
Tier I Risk-Based Capital	$277,011	17.55%
Common Equity Tier I Capital	$277,011	17.55%
Tier I Leverage Capital	$277,011	10.92%
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

As of September 30, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income - basic	$8,138	$7,285	$24,442	$20,884
Net income - diluted	$8,138	$7,285	$24,442	$20,884

Denominator:
Weighted average shares outstanding - basic	7,278,192	7,327,395	7,298,597	7,321,092
Plus: Effect of Director Compensation Program	156	272	678	1,088
Plus: Effect of stock options and restricted stock	15,663	15,011	15,663	19,567
Weighted average shares outstanding - diluted	7,294,011	7,342,678	7,314,938	7,341,747

Earnings per common share:
Basic	$1.12	$0.99	$3.35	$2.85
Diluted	$1.12	$0.99	$3.34	$2.84
9.    Stock Repurchase Program
In the third quarter of 2021, the $3.0 million stock repurchase program that was approved in August 2020 was completed after reaching the purchase limit. On August 31, 2021, the Company's Board of Directors approved the renewal of its stock repurchase program. The renewed repurchase program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock between September 1, 2021 and August 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended September 30, 2021, the Company repurchased 15,994 shares of its common stock at an aggregate cost of $804,000. For the nine months ended September 30, 2021, the Company repurchased 57,308 shares of its common stock at an aggregate cost of $3.0 million. As of September 30, 2021, the Company had $4.9 million available for repurchasing its common stock under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2020 through September 30, 2021, and on our results of operations for the three and nine months ended September 30, 2021 and September 30, 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•In the first quarter of 2021, COVID-19 vaccinations became widely available. As of September 30, 2021, approximately 45.3% of Louisiana's population was fully vaccinated.
•During the third quarter of 2021, Louisiana experienced a significant increase in COVID-19 pandemic cases and hospitalizations, resulting in the reinstatement of some pandemic-related restrictions such as mask mandates and vaccination requirements for certain activities. Capacity restrictions were not reinstated. Effective August 4, 2021, a temporary statewide indoor mask mandate was instated and later extended until October 27, 2021, when it was lifted in all settings except for K-12 schools. Schools are permitted to opt out of the mask mandate as long as they comply with existing quarantine guidelines recommended by the U.S. Department of Health and Human Services, Centers for Disease Control and Prevention.
As an essential business and to support our customers, Red River Bank has provided full banking services throughout the pandemic.
THIRD QUARTER 2021 FINANCIAL AND OPERATIONAL HIGHLIGHTS
During the third quarter of 2021, the Company maintained consistent net income compared to the prior quarter, had robust deposit and asset growth, and continued a high level of liquidity. The Company also continued its organic expansion, renewed its stock repurchase program, and managed the impacts from Hurricane Ida. Economic activity in Louisiana remained relatively consistent with the second quarter of 2021, but challenges persist due to supply chain disruptions and labor shortages.
•Net income for the third quarter of 2021 was $8.1 million, or $1.12 diluted EPS, a decrease of $101,000, or 1.2%, compared to $8.2 million, or $1.13 diluted EPS for the prior quarter and an increase of $853,000, or 11.7%, compared to $7.3 million, or $0.99 diluted EPS, for the third quarter of 2020. For the third quarter of 2021, the quarterly return on assets was 1.11%, and the quarterly return on equity was 10.83%.
•Net income for the nine months ended September 30, 2021, was $24.4 million, or $3.34 diluted EPS, an increase of $3.6 million, or 17.0%, compared to $20.9 million, or $2.84 diluted EPS, for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the return on assets was 1.15%, and the return on equity was 11.17%.
•Assets were $3.02 billion as of September 30, 2021, a $142.3 million, or 4.9%, increase from June 30, 2021, and a $378.2 million, or 14.3%, increase from December 31, 2020. Asset growth in 2021 was driven by an increase in deposits.
•Deposits were $2.70 billion as of September 30, 2021, a $135.0 million, or 5.3%, increase from June 30, 2021, and a $364.2 million, or 15.6%, increase from December 31, 2020. Deposit growth in 2021 was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances.
•Red River Bank is participating in the SBA PPP. In the third quarter of 2021, forgiveness payments on PPP loans resulted in a $37.0 million decrease in PPP loans, net of deferred fees. As of September 30, 2021, PPP loans were $46.0 million, net of $1.8 million of deferred income, or 2.8% of loans HFI. In the third quarter of 2021, forgiveness began on PPP2 loans, resulting in a $305,000 increase in PPP loan income. PPP loan income for the third quarter of 2021 was $1.4 million, compared to $1.1 million for the prior quarter.
•As of September 30, 2021, non-PPP loans HFI (non-GAAP) were $1.58 billion, an increase of $59.2 million, or 3.9%, from June 30, 2021, and an increase of $106.6 million, or 7.3%, from December 31, 2020. The growth in non-PPP loans HFI (non-GAAP) in 2021 was mainly due to increased loan activity in most markets. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
•The net interest margin FTE for the third quarter of 2021 was 2.60%, compared to 2.54% for the prior quarter and 3.02% for the third quarter of 2020. The net interest margin for the third quarter of 2021 benefited from higher PPP loan income and a higher balance of non-PPP loans, partially offset by lower rates on new and renewed non-PPP loans compared to the second quarter of 2021.
•Mortgage loan income for the third quarter of 2021 was $1.8 million, a 24.9% decrease from the prior quarter and a 38.6% decrease from the third quarter of 2020. Mortgage loan activity and income decreased in the third quarter of 2021 compared to the prior quarter primarily due to Hurricane Ida causing delays in mortgage loan closings.
•Nonperforming assets decreased $658,000 in the third quarter of 2021 and were $2.4 million, or 0.08% of assets as of September 30, 2021. As of September 30, 2021, the allowance for loan losses was $19.2 million, or 1.18% of loans HFI and 1.22% of non-PPP loans HFI (non-GAAP). Due to favorable asset quality metrics, the provision for loan losses was $150,000 for both the second and third quarters of 2021. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
•We paid a quarterly cash dividend of $0.07 per common share during the third quarter of 2021.
•In the third quarter of 2021, the $3.0 million stock repurchase program that was approved in August 2020 was completed after reaching the purchase limit. On August 31, 2021, the board of directors approved the renewal of our stock repurchase program. The renewed repurchase program authorizes the Company to purchase up to $5.0 million of outstanding shares of common stock between September 1, 2021 and August 31, 2022. In accordance with these stock repurchase programs, we repurchased 15,994 shares of our common stock in the third quarter of 2021 at an aggregate cost of $804,000 with an average price per share of $50.25.
•In the third quarter of 2021, as part of our digital initiatives plan, we completed a change to a new digital appraisal system and began implementing a new person-to-person payment platform and an online account opening system.
•On July 6, 2021, we opened a new banking center in Lake Charles, Louisiana.
•In our Acadiana market, we continued to operate a loan and deposit production office in Lafayette, Louisiana, while a new banking center location that we purchased in 2020 is under renovation. We expect this new full-service banking center to open in the first quarter of 2022.

•In the third quarter of 2021, we announced our planned expansion into our newest market, New Orleans, Louisiana. We hired a New Orleans market president and plan to open a combined loan and deposit production office, pending regulatory approval, in New Orleans in the fourth quarter of 2021.
•On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana between New Orleans and Baton Rouge. Red River Bank did not sustain any damage to its locations, and our employees had no significant issues. Banking locations in the impacted markets closed as necessary prior to the hurricane's landfall. Two days after the hurricane made landfall, all impacted markets had banking locations available to customers. We continue to assess the impact from the hurricane to our customers, and based on recent reports, no major issues have been identified.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated.

	As of		Change from December 31, 2020 to September 30, 2021
(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,020,784	$2,642,634	$378,150	14.3%
Interest-bearing deposits in other banks	693,950	417,664	276,286	66.2%
Securities available-for-sale	568,199	498,206	69,993	14.0%
Loans held for investment	1,622,593	1,588,446	34,147	2.1%
Total deposits	2,704,583	2,340,360	364,223	15.6%
Total stockholders’ equity	298,688	285,478	13,210	4.6%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(dollars in thousands, except per share data)	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Net Income	$8,138	$8,239	$7,285	$24,442	$20,884

Per Common Share Data:
Earnings per share, basic	$1.12	$1.13	$0.99	$3.35	$2.85
Earnings per share, diluted	$1.12	$1.13	$0.99	$3.34	$2.84
Book value per share	$41.05	$40.21	$37.96	$41.05	$37.96
Tangible book value per share(1,2)	$40.84	$40.00	$37.75	$40.84	$37.75
Cash dividends per share	$0.07	$0.07	$0.06	$0.21	$0.18
Shares outstanding	7,276,400	7,284,994	7,325,333	7,276,400	7,325,333
Weighted average shares outstanding, basic	7,278,192	7,300,040	7,327,395	7,298,597	7,321,092
Weighted average shares outstanding, diluted	7,294,011	7,319,351	7,342,678	7,314,938	7,341,747

Summary Performance Ratios:
Return on average assets	1.11%	1.15%	1.20%	1.15%	1.25%
Return on average equity	10.83%	11.41%	10.50%	11.17%	10.44%
Net interest margin	2.54%	2.48%	2.96%	2.57%	3.11%
Net interest margin FTE(3)	2.60%	2.54%	3.02%	2.63%	3.17%
Efficiency ratio(4)	57.61%	56.62%	55.88%	56.07%	56.56%
Loans HFI to deposits ratio	59.99%	62.28%	75.17%	59.99%	75.17%
Noninterest-bearing deposits to deposits ratio	42.29%	40.14%	42.08%	42.29%	42.08%
Noninterest income to average assets	0.77%	0.90%	1.06%	0.89%	1.01%
Operating expense to average assets	1.86%	1.88%	2.19%	1.90%	2.28%

Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.08%	0.11%	0.21%	0.08%	0.21%
Nonperforming loans to loans HFI	0.09%	0.13%	0.27%	0.09%	0.27%
Allowance for loan losses to loans HFI	1.18%	1.22%	0.98%	1.18%	0.98%
Net charge-offs to average loans	0.03%	0.01%	0.02%	0.03%	0.09%

Capital Ratios:
Total stockholders’ equity to total assets	9.89%	10.18%	11.16%	9.89%	11.16%
Tangible common equity to tangible assets(1,5)	9.84%	10.13%	11.11%	9.84%	11.11%
Total risk-based capital to risk-weighted assets	18.74%	19.10%	18.17%	18.74%	18.17%
Tier 1 risk-based capital to risk-weighted assets	17.60%	17.90%	17.15%	17.60%	17.15%
Common equity Tier 1 capital to risk-weighted assets	17.60%	17.90%	17.15%	17.60%	17.15%
Tier 1 risk-based capital to average assets	10.21%	10.13%	11.26%	10.21%	11.26%
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

RESULTS OF OPERATIONS
Net income for the third quarter of 2021 was $8.1 million, or $1.12 diluted EPS, an increase of $853,000, or 11.7%, compared to $7.3 million, or $0.99 diluted EPS, in the third quarter of 2020. The increase in net income was due to a $1.4 million decrease in the provision for loan losses and an $814,000 increase in net interest income, partially offset by a $777,000 decrease in noninterest income, a $433,000 increase in operating expenses, and a $191,000 increase in income tax expense. The return on assets for the third quarter of 2021 was 1.11%, compared to 1.20% for the third quarter of 2020. The return on equity was 10.83% for the third quarter of 2021 and 10.50% for the third quarter of 2020. Our efficiency ratio for the third quarter of 2021 was 57.61%, compared to 55.88% for the third quarter of 2020.
Net income for the nine months ended September 30, 2021, was $24.4 million, or $3.34 diluted EPS, an increase of $3.6 million, or 17.0%, compared to $20.9 million, or $2.84 diluted EPS, for the nine months ended September 30, 2020. The increase in net income was due to a $2.6 million increase in net interest income, a $1.9 million decrease in the provision for loan losses, and an $1.8 million increase in noninterest income, partially offset by a $2.2 million increase in operating expenses and a $596,000 increase in income tax expense. The return on assets for the nine months ended September 30, 2021, was 1.15%, compared to 1.25% for the same period in the prior year. The return on equity was 11.17% for the nine months ended September 30, 2021, and 10.44% for the nine months ended September 30, 2020. Our efficiency ratio for the nine months ended September 30, 2021, was 56.07%, compared to 56.56% for the nine months ended September 30, 2020.
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
Since March 2020, we have been in a low interest rate environment that has impacted both the net interest income and net interest margin FTE. In March 2020, the target federal funds rate decreased 150 bps to 0.25% and has remained at this rate through September 30, 2021. The average effective federal funds rate for both the third quarter of 2020 and the third quarter of 2021 was 0.09%. The lower interest rate environment impacted yields on new, renewing, and floating rate loans, short-term liquid assets, and securities.
For the third quarter of 2021, deposit growth resulted in additional liquidity which was deployed primarily into interest-bearing deposits in other banks, securities, and non-PPP loans. In the third quarter of 2021, on a stand-alone basis, this level of liquidity had a 72 bp dilutive impact to the net interest margin FTE. For the fourth quarter of 2021, we expect the net interest margin FTE to be consistent with the third quarter of 2021.
Third Quarter of 2021
Net interest income for the third quarter of 2021 totaled $18.1 million, an $814,000, or 4.7%, increase from $17.3 million for the third quarter of 2020. Net interest income increased due to a $621,000 decrease in interest expense and a $193,000 increase in interest and dividend income.
Interest expense decreased as deposits continued to price downward as we adjusted rates on interest-bearing deposits over the past 18 months. This decrease was partially offset by higher interest-bearing deposit balances. For the third quarter of 2021, average interest-bearing deposits increased $331.1 million, or 27.1%, compared to the third quarter of 2020.
Interest and dividend income increased primarily due to a $165,000 increase in interest income on short-term liquid assets and a $121,000 increase in interest income for total securities. The increase in interest income on short-term liquid assets was primarily due to a $461.0 million, or 269.0%, growth in average short-term liquid assets when compared to the third quarter of 2020. The increase in interest income for total securities was due to a $79.0 million, or 17.0%, growth in average total securities compared to the third quarter of 2020, partially offset by a decrease in the yield. Due to the growth in securities, average total securities were 19.4% of average earning assets for the third quarter of 2021. These increases were partially offset by a $68,000 decrease in non-PPP loan income driven mainly by the lower rate environment, partially offset by an increase in the average balance of non-PPP loans. PPP loan income remained relatively consistent between the two time periods and did not materially affect the change in net interest income.
Net interest margin FTE decreased 42 bps to 2.60% for the third quarter of 2021, from 3.02% for the third quarter of 2020, primarily due to the higher level of low-yielding short-term liquid assets maintained in the third quarter of 2021 and the Federal Reserve lowering interest rates 150 bps in March 2020. The net interest margin FTE benefited from a higher yield on PPP loans. Because deposit growth exceeded loan growth during the last 12 months, excess liquidity was deployed primarily into short-term liquid assets and also into securities. For the third quarter of 2021, average short-term liquid assets were higher than the third quarter of 2020 and were 22.6% of average earning assets. For the third quarter of

2021, the yield on tax-exempt securities decreased 30 bps to 2.05%, compared to 2.35% for the third quarter of 2020. The yield on taxable securities decreased 17 bps to 1.39%, compared to 1.56% for the same period prior year. The decrease in yield, for both taxable and tax-exempt securities, was due to the securities purchased during the last 12 months having lower yields than the portfolio yield as of September 30, 2020, as a result of the low rate environment. The yield on loans increased 7 bps to 4.11% for the third quarter of 2021, compared to the same period prior year, due to a higher yield on PPP loans, partially offset by the impact of the lower interest rate environment on new, renewed, and floating rate non-PPP loans. As of September 30, 2021, floating rate loans were 15.9% of loans HFI. The resulting yield on interest-earning assets was 2.73% for the third quarter of 2021, a decrease of 57 bps, compared to 3.30% for the third quarter of 2020. The cost of deposits was 0.20% for the third quarter of 2021, a decrease of 17 bps, compared to 0.37% for the third quarter of 2020. The cost of deposits was lower for the third quarter of 2021 due to average noninterest-bearing deposits increasing $154.3 million, or 17.3%, combined with a 30 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,619,019	$16,993	4.11%	$1,656,586	$17,080	4.04%
Securities - taxable	340,045	1,181	1.39%	317,612	1,240	1.56%
Securities - tax-exempt	203,046	1,039	2.05%	146,477	859	2.35%
Federal funds sold	52,589	20	0.15%	73,644	30	0.16%
Interest-bearing balances due from banks	579,698	202	0.14%	97,687	27	0.11%
Nonmarketable equity securities	3,448	7	0.81%	3,441	13	1.51%
Total interest-earning assets	2,797,845	$19,442	2.73%	2,295,447	$19,249	3.30%
Allowance for loan losses	(19,343)			(15,525)
Noninterest-earning assets	135,697			128,910
Total assets	$2,914,199			$2,408,832
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,210,605	$384	0.13%	$891,840	$617	0.28%
Time deposits	342,872	949	1.10%	330,576	1,337	1.61%
Total interest-bearing deposits	1,553,477	1,333	0.34%	1,222,416	1,954	0.64%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,553,477	$1,333	0.34%	1,222,416	$1,954	0.64%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,046,139			891,850
Accrued interest and other liabilities	16,570			18,541
Total noninterest-bearing liabilities	1,062,709			910,391
Stockholders’ equity	298,013			276,025
Total liabilities and stockholders’ equity	$2,914,199			$2,408,832
Net interest income		$18,109			$17,295
Net interest spread			2.39%			2.66%
Net interest margin			2.54%			2.96%
Net interest margin FTE(3)			2.60%			3.02%
Cost of deposits			0.20%			0.37%
Cost of funds			0.19%			0.34%
(1)Includes average outstanding balances of loans HFS of $7.2 million and $24.4 million for the three months ended September 30, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
In the third quarter of 2021, Red River Bank had $63.2 million of average PPP loans, net of deferred income, outstanding compared to $193.0 million in the third quarter of 2020. All PPP loans have a 1.0% interest rate; however, PPP1 and

PPP2 loans have different fee structures. PPP fee income is impacted by these fee structures. PPP1 origination fees totaled $7.0 million, or 3.52% of originated PPP1 loans, and PPP2 origination fees totaled $2.7 million, or 4.65% of originated PPP2 loans. PPP loan origination fees are recorded to interest income over the 24- or 60-month loan term, for PPP1 and PPP2, respectively, or until the loans are forgiven by the SBA or repaid by the borrower. When PPP loan forgiveness payments or borrower payments are received in full, the remaining portion of origination fees are recorded to income. Through September 30, 2021, we had received $198.6 million in SBA forgiveness and borrower payments on 99.9% of the 1,384 PPP1 loans originated, and we had received $14.0 million in SBA forgiveness and borrower payments on 36.4% of the PPP2 loans originated. For the third quarter of 2021, PPP loan interest and fees totaled $1.4 million, resulting in an 8.57% yield compared to $1.4 million, resulting in a 2.84% yield for the third quarter of 2020.
Excluding PPP loan income, net interest income (non-GAAP) for the third quarter of 2021 was $16.7 million which was $833,000, or 5.2%, higher than the third quarter of 2020. Also, with PPP loans excluded for the third quarter of 2021, the yield on non-PPP loans (non-GAAP) was 3.93%, and the net interest margin FTE (non-GAAP) was 2.46%. For the third quarter of 2021, PPP loans had an 18 bp accretive impact to the yield on loans and a 14 bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,619,019	$16,993	4.11%	$1,656,586	$17,080	4.04%
Less: PPP loans, net
Average	63,205			193,038
Interest		166			509
Fees		1,201			877
Total PPP loans, net	63,205	1,367	8.57%	193,038	1,386	2.84%
Non-PPP loans (non-GAAP)(4)	$1,555,814	$15,626	3.93%	$1,463,548	$15,694	4.20%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.26%			2.70%
Net interest margin			2.40%			2.97%
Net interest margin FTE(3)			2.46%			3.03%
(1)Includes average outstanding balances of loans HFS of $7.2 million and $24.4 million for the three months ended September 30, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
(4)Non-GAAP financial measure. See also " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2021
Net interest income for the nine months ended September 30, 2021 totaled $52.9 million, a $2.6 million, or 5.2%, increase from $50.3 million for the nine months ended September 30, 2020. Net interest income increased due to a $2.2 million decrease in interest expense and a $412,000 increase in interest and dividend income.
Interest expense decreased as deposits continued to price downward as we adjusted rates on interest-bearing deposits over the past 18 months. This decrease was partially offset by higher interest-bearing deposit balances. For the nine months ended September 30, 2021, average interest-bearing deposits increased $343.7 million, or 29.2%, compared to the nine months ended September 30, 2020.
Interest and dividend income increased primarily due to a $2.0 million increase in PPP loan income and a $1.1 million increase in tax-exempt securities income. PPP loan income increased primarily due to the forgiveness of PPP loans by the SBA and the resulting acceleration of loan origination fees. Tax-exempt securities income increased due to an $85.0 million, or 74.2%, growth in average tax-exempt securities compared to the first nine months of 2020, partially offset by a decrease in the yield. These increases were partially offset by a $2.1 million decrease in non-PPP loan income and a $580,000 decrease in taxable securities income, both driven mainly by the lower rate environment.
Net interest margin FTE decreased 54 bps to 2.63% for the nine months ended September 30, 2021, from 3.17% for the nine months ended September 30, 2020, mainly due to a higher level of low-yielding short-term liquid assets maintained during the nine months ended September 30, 2021, and the Federal Reserve lowering interest rates 150 bps in March 2020. Because deposit growth exceeded loan growth during the last 12 months, excess liquidity was deployed primarily into short-term liquid assets and also into securities. For the nine months ended September 30, 2021, average short-term liquid assets were $437.1 million, or 282.2%, higher than the nine months ended September 30, 2020 and were 21.7% of average earning assets. The yield on interest-bearing balances due from banks decreased 27 bps and the yield on federal funds sold decreased 24 bps due to the Federal Reserve lowering interest rates in March 2020. For the nine months ended September 30, 2021, the yield on taxable securities decreased 44 bps to 1.32%, compared to 1.76% for the nine months ended September 30, 2020. The yield on tax-exempt securities decreased 31 bps to 2.07%, compared to 2.38% for the same period prior year. The decrease in yield, for both taxable and tax-exempt securities, was due to the securities purchased during the last 12 months having lower yields than the portfolio yield as of September 30, 2020, as a result of the low rate environment. The yield on loans decreased ten bps to 4.14% for the nine months ended September 30, 2021, compared to the same period prior year, due to the impact of the lower interest rate environment on new, renewed, and floating rate non-PPP loans, partially offset by a higher yield on PPP loans. As of September 30, 2021, floating rate loans were 15.9% of loans HFI. The resulting yield on interest-earning assets was 2.78% for the nine months ended September 30, 2021, a decrease of 74 bps, compared to 3.52% for the nine months ended September 30, 2020. The cost of deposits was 0.23% for the nine months ended September 30, 2021, a decrease of 22 bps, compared to 0.45% for the nine months ended September 30, 2020. The cost of deposits was lower for the nine months ended September 30, 2021 due to average noninterest-bearing deposits increasing $241.8 million, or 31.5%, combined with a 36 bp decrease in the rate on interest-bearing deposits for the same period as a result of our adjustments to deposit rates.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,610,449	$50,509	4.14%	$1,571,318	$50,623	4.24%
Securities - taxable	318,354	3,145	1.32%	282,186	3,725	1.76%
Securities - tax-exempt	199,556	3,102	2.07%	114,581	2,041	2.38%
Federal funds sold	70,841	67	0.13%	63,015	179	0.37%
Interest-bearing balances due from banks	521,118	432	0.11%	91,866	265	0.38%
Nonmarketable equity securities	3,448	9	0.34%	2,639	19	0.96%
Total interest-earning assets	$2,723,766	$57,264	2.78%	$2,125,605	$56,852	3.52%
Allowance for loan losses	(19,152)			(14,702)
Noninterest-earning assets	133,400			122,948
Total assets	$2,838,014			$2,233,851
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,177,220	$1,238	0.14%	$842,193	$2,214	0.35%
Time deposits	341,847	3,079	1.20%	333,154	4,283	1.72%
Total interest-bearing deposits	1,519,067	4,317	0.38%	1,175,347	6,497	0.74%
Other borrowings	—	—	—%	6,231	16	0.35%
Total interest-bearing liabilities	1,519,067	$4,317	0.38%	1,181,578	$6,513	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,009,188			767,372
Accrued interest and other liabilities	17,324			17,762
Total noninterest-bearing liabilities	1,026,512			785,134
Stockholders’ equity	292,435			267,139
Total liabilities and stockholders’ equity	$2,838,014			$2,233,851
Net interest income		$52,947			$50,339
Net interest spread			2.40%			2.78%
Net interest margin			2.57%			3.11%
Net interest margin FTE(3)			2.63%			3.17%
Cost of deposits			0.23%			0.45%
Cost of funds			0.21%			0.41%
(1)Includes average outstanding balances of loans HFS of $9.4 million and $13.3 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
Excluding PPP loan income, net interest income (non-GAAP) for the nine months ended September 30, 2021, was $48.4 million, which was $586,000, or 1.2%, higher than the nine months ended September 30, 2020. Also, with PPP loans excluded for the nine months ended September 30, 2021, the yield on non-PPP loans (non-GAAP) was 4.00%, and the net interest margin FTE (non-GAAP) was 2.49%. For the nine months ended September 30, 2021, PPP loans had a 14 bp accretive impact to the yield on loans and a 14 bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), and net interest ratios excluding PPP loans (non-GAAP) for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,610,449	$50,509	4.14%	$1,571,318	$50,623	4.24%
Less: PPP loans, net
Average	93,408			116,095
Interest		734			932
Fees		3,827			1,607
Total PPP loans, net	93,408	4,561	6.51%	116,095	2,539	2.90%
Non-PPP loans (non-GAAP)(4)	$1,517,041	$45,948	4.00%	$1,455,223	$48,084	4.35%

Ratios excluding PPP loans, net (non-GAAP)(4)
Net interest spread			2.27%			2.82%
Net interest margin			2.43%			3.13%
Net interest margin FTE(3)			2.49%			3.19%
(1)Includes average outstanding balances of loans HFS of $9.4 million and $13.3 million for the nine months ended September 30, 2021 and 2020, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021 vs 2020			September 30, 2021 vs 2020
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(388)	$301	$(87)	$1,262	$(1,376)	$(114)
Securities - taxable	88	(147)	(59)	477	(1,057)	(580)
Securities - tax-exempt	332	(152)	180	1,514	(453)	1,061
Federal funds sold	(8)	(2)	(10)	22	(134)	(112)
Interest-bearing balances due from banks	108	67	175	1,137	(970)	167
Nonmarketable equity securities	—	(6)	(6)	6	(16)	(10)
Total interest-earning assets	$132	$61	$193	$4,418	$(4,006)	$412
Interest-bearing liabilities:
Interest-bearing transaction deposits	$230	$(463)	$(233)	$931	$(1,907)	$(976)
Time deposits	51	(439)	(388)	114	(1,318)	(1,204)
Total interest-bearing deposits	281	(902)	(621)	1,045	(3,225)	(2,180)
Other borrowings	—	—	—	(16)	—	(16)
Total interest-bearing liabilities	$281	$(902)	$(621)	$1,029	$(3,225)	$(2,196)
Increase (decrease) in net interest income	$(149)	$963	$814	$3,389	$(781)	$2,608
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
The provision expense for the third quarter of 2021 was $150,000, a decrease of $1.4 million, or 90.6%, from $1.6 million for the third quarter of 2020. The provision for loan losses for the nine months ended September 30, 2021, was $1.8 million, a decrease of $1.9 million, or 51.6%, from $3.6 million for the nine months ended September 30, 2020. The decrease in provision expense for both the three- and nine-month periods was attributed to continued, favorable asset quality metrics and the allowance for loan losses balance compared with a higher provision for loan losses in the same periods of 2020 due to the anticipated adverse effects of the COVID-19 pandemic. Economic activity in Louisiana remained relatively consistent in 2021. We will continue to evaluate future provision needs in relation to non-PPP loan growth and trends in asset quality.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Noninterest income decreased $777,000 to $5.6 million for the third quarter of 2021 compared to $6.4 million for the third quarter of 2020. The decrease in noninterest income was primarily due to lower mortgage loan income. This decrease was partially offset by higher brokerage income and higher service charges on deposit accounts.
Noninterest income increased $1.8 million to $18.8 million for the nine months ended September 30, 2021, compared to $17.0 million for the nine months ended September 30, 2020. The increase in noninterest income was due to higher mortgage loan income, brokerage income, net debit card income, and service charges on deposit accounts. These increases were partially offset by a lower gain on sale and call of securities, a loss on equity securities, and lower loan and deposit income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,258	$1,055	$203	19.2%	$3,457	$3,001	$456	15.2%
Debit card income, net	1,094	978	116	11.9%	3,344	2,629	715	27.2%
Mortgage loan income	1,770	2,884	(1,114)	(38.6)%	7,009	5,720	1,289	22.5%
Brokerage income	851	586	265	45.2%	2,491	1,725	766	44.4%
Loan and deposit income	413	413	—	—%	1,281	1,340	(59)	(4.4)%
Bank-owned life insurance income	176	139	37	26.6%	473	425	48	11.3%
Gain (Loss) on equity securities	(41)	—	(41)	100.0%	(100)	96	(196)	(204.2)%
Gain (Loss) on sale and call of securities	—	125	(125)	(100.0)%	193	1,348	(1,155)	(85.7)%
SBIC income	136	200	(64)	(32.0)%	616	568	48	8.5%
Other income (loss)	(14)	40	(54)	(135.0)%	57	122	(65)	(53.3)%
Total noninterest income	$5,643	$6,420	$(777)	(12.1)%	$18,821	$16,974	$1,847	10.9%
Mortgage loan income decreased $1.1 million for the quarter ended September 30, 2021, and increased $1.3 million for the nine months ended September 30, 2021, when compared to the same periods in 2020. The $1.1 million decrease in mortgage loan income for the third quarter of 2021 as compared to the third quarter of 2020 was due to reduced mortgage loan demand combined with delays in mortgage loan closings caused by Hurricane Ida. Mortgage loan income increased $1.3 million for the nine months ended September 30, 2021 as compared to September 30, 2020. This increase was mainly due to continued high mortgage loan activity and adjusted mortgage loan fees for the nine months ended September 30, 2021, resulting from a lower mortgage interest rate environment for the entire period, whereas 2020 mortgage loan activity was impacted by COVID-19 pandemic challenges.
Brokerage income increased $265,000 and $766,000 for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. These increases were due to higher assets under management combined with the impact of an investment broker-dealer partner conversion in the second quarter of 2020. Assets under management were $741.2 million as of September 30, 2021, and $603.6 million as of September 30, 2020.
Debit card income, net, increased $715,000 for the nine months ended September 30, 2021, when compared to the same period in 2020. This increase was due to an increase in the number of debit card transactions.
Service charges on deposit accounts increased $203,000 and $456,000 for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. These increases were due to higher customer transaction activity in 2021 as the economy reopened and customer spending habits returned to pre-COVID-19 levels. In addition, the nine months ended September 30, 2020, were impacted by approximately $168,000 in reduced deposit fees due to temporary fee reductions in the second quarter of 2020 in response to the COVID-19 pandemic.
For the nine months ended September 30, 2021, the gain on sale and call of securities was $193,000. This gain was a result of portfolio restructuring transactions to improve the structure and yield of the portfolio. For the nine months ended September 30, 2020, the gain on sale and call of securities was $1.3 million. The 2020 gain was a result of proactive portfolio restructuring transactions that occurred in 2020 in response to the changed and lower interest rate environment.
The gain or loss on equity securities is a mark-to-market adjustment primarily driven by changes in the interest rate environment. Due to fluctuations in market rates between periods, equity securities had a mark-to-market loss of $100,000 for the nine months ended September 30, 2021, compared to a $96,000 gain for the same period in 2020. An additional $4.0 million investment into equity securities in the third quarter of 2021 also affected the amount of the mark-to-market adjustment in 2021.
Loan and deposit income decreased $59,000 for the nine months ended September 30, 2021, compared to the same period in 2020. This decrease was due to $230,000 of nonrecurring commercial real estate loan fees in the second quarter of 2020. This decrease was partially offset by higher net credit card income and deposit income as a result of increased credit card and deposit activity with customer transactions returning to pre-COVID-19 levels.

Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Operating expenses increased $433,000 to $13.7 million for the third quarter of 2021, compared to $13.3 million for the third quarter of 2020. The increase in operating expenses was mainly due to higher other taxes, occupancy and equipment expenses, regulatory assessment expenses, and technology expenses. These increases were partially offset by lower personnel expenses.
Operating expenses increased $2.2 million to $40.2 million for the nine months ended September 30, 2021, compared to $38.1 million for the nine months ended September 30, 2020. The increase in operating expenses was a result of higher personnel expenses, regulatory assessment expenses, other operating expenses, technology expenses, occupancy and equipment expenses, and other taxes. These increases were partially offset by lower legal and professional expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Operating expenses:
Personnel expenses	$7,956	$8,077	$(121)	(1.5)%	$24,087	$23,072	$1,015	4.4%
Non-staff expenses:
Occupancy and equipment expenses	1,412	1,319	93	7.1%	4,019	3,739	280	7.5%
Technology expenses	734	661	73	11.0%	2,144	1,863	281	15.1%
Advertising	282	240	42	17.5%	691	717	(26)	(3.6)%
Other business development expenses	283	233	50	21.5%	889	782	107	13.7%
Data processing expense	528	491	37	7.5%	1,445	1,412	33	2.3%
Other taxes	527	433	94	21.7%	1,584	1,308	276	21.1%
Loan and deposit expenses	325	289	36	12.5%	773	808	(35)	(4.3)%
Legal and professional expenses	453	487	(34)	(7.0)%	1,189	1,587	(398)	(25.1)%
Regulatory assessment expenses	251	172	79	45.9%	665	337	328	97.3%
Other operating expenses	933	849	84	9.9%	2,753	2,445	308	12.6%
Total operating expenses	$13,684	$13,251	$433	3.3%	$40,239	$38,070	$2,169	5.7%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses decreased $121,000 for the quarter ended September 30, 2021, and increased $1.0 million for the nine months ended September 30, 2021, when compared to the same periods in 2020. As of September 30, 2021 and 2020, we had 344 and 337 employees, respectively. The number of employees increased as a result of our expansion in our newer markets. The $121,000 decrease in personnel expenses for the third quarter of 2021 as compared to the third quarter of 2020 was primarily related to lower mortgage commission compensation due to lower mortgage loan activity and a larger COVID-19 payroll benefit resulting from the Families First Coronavirus Response Act credit, partially offset by higher expenses associated with additional staff. The $1.0 million increase in personnel expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was mainly due to additional staff.
Regulatory assessment expenses increased $79,000 and $328,000 for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the first quarter of 2020; however, it would have an assessment starting in the second quarter of 2020. Since the second quarter of 2020, the FDIC insurance assessment has increased as a result of increasing deposit account balances. Therefore, the FDIC insurance assessment expense increased $61,000 and $313,000 for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020.
Other operating expenses increased $308,000 for the nine months ended September 30, 2021, compared to the same period prior year. This increase was primarily the result of a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020.

Technology expenses increased $73,000 and $281,000 for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increase in both periods was attributed to new computer hardware and communication systems to support the expansion in the Southwest and Acadiana markets and for business continuity planning purposes. The increase was also due to the implementation of a new loan processing system and additional technology support services.
Occupancy and equipment expenses increased $93,000 and $280,000 for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increase in both periods was primarily a result of our expansion in our Southwest and Acadiana markets throughout 2020 and in the third quarter of 2021, partially offset by a reduction in COVID-19 pandemic occupancy related expenses in 2021.
Other taxes increased $94,000 and $276,000 for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. This increase was due to an increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Legal and professional expenses decreased $398,000 for the nine months ended September 30, 2021, when compared to the same period in 2020. This decrease was due to lower attorney fees as a result of the completion of various legal matters in late 2020.
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
For the quarters ended September 30, 2021 and 2020, income tax expense totaled $1.8 million and $1.6 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for each of the quarters ended September 30, 2021 and 2020, were 17.9%.
For the nine months ended September 30, 2021 and 2020, income tax expense totaled $5.3 million and $4.7 million, respectively. Our effective income tax rates for the nine months ended September 30, 2021 and 2020, were 17.9% and 18.5%, respectively.
FINANCIAL CONDITION
General
As of September 30, 2021, total assets were $3.02 billion which was $378.2 million, or 14.3%, higher than total assets of $2.64 billion as of December 31, 2020. Within total assets, compared to December 31, 2020, interest-bearing deposits in other banks increased by $276.3 million, securities AFS increased by $70.0 million, and loans HFI increased by $34.1 million. For liabilities, compared to December 31, 2020, noninterest-bearing deposits increased by $200.1 million to $1.14 billion, and interest-bearing deposits increased by $164.1 million to $1.56 billion. As of September 30, 2021, the loans HFI to deposits ratio was 59.99%, compared to 67.87% as of December 31, 2020, and the noninterest-bearing deposits to total deposits ratio was 42.29%, compared to 40.32% as of December 31, 2020. Stockholders' equity increased $13.2 million in the first nine months of 2021 to $298.7 million as of September 30, 2021.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks is the second largest component of earning assets. As of September 30, 2021, interest-bearing deposits in other banks was 23.9% of total assets. Historically, interest-bearing deposits in other banks were a much smaller portion of our total assets. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Since March 31, 2020, the last quarter ended before the effects of the COVID-19 pandemic fully took place, interest-bearing deposits in other banks increased $645.3 million, or 1,327.7%. Interest-bearing deposits in other banks increased $276.3 million, or 66.2%, since December 31, 2020. These increases have been driven by an increase in customer deposits since the beginning of the COVID-19 pandemic due to customers receiving funds from various government stimulus programs, customers depositing the proceeds from their PPP loans, and customers maintaining higher deposit balances.
Securities
Our securities portfolio is the third largest component of earning assets and provides a significant source of revenue. As of September 30, 2021, our securities portfolio was 19.1% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of "A" or better, municipal bonds, and certain equity securities.
Securities AFS were $568.2 million as of September 30, 2021, an increase of $70.0 million, or 14.0%, from $498.2 million as of December 31, 2020. Investment activity for the nine months ended September 30, 2021, included $267.2 million of securities purchased, partially offset by $111.5 million in sales and $75.1 million in maturities, principal repayments, and calls. The net unrealized gain of the securities AFS portfolio decreased $8.8 million for the nine months ended September 30, 2021. This decrease is attributed to an increase in market rates which resulted in lower prices on securities and, therefore, an overall lower market value of the portfolio.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of September 30, 2021, the net unrealized loss of the securities AFS portfolio was $77,000, compared to a net unrealized gain of $8.8 million as of December 31, 2020.
During the nine months ended September 30, 2021, we sold $111.5 million of securities AFS as part of restructuring transactions. A large portion of the securities sold were mortgage-backed securities which had accelerated prepayment speeds and were owned at higher book prices. Due to these accelerated prepayment speeds, the yields had declined. We reinvested the proceeds into securities with improved structure which rebalanced the cash flows for the portfolio, reduced amortization expense for the mortgage-backed sector, reduced extension risk, and improved the portfolio yield.
During the nine months ended September 30, 2021, due to the low interest rate environment, we reallocated $108.5 million from overnight funds yielding 0.11% for the nine months ended September 30, 2021, to higher yielding securities. Although this reallocation has slightly reduced the overall securities AFS portfolio yield, we expect it to improve future interest income by moving these funds from overnight funds to a higher yielding investment. During the third quarter of 2021, we also invested $34.9 million into securities to replace PPP loans that were forgiven during the same period.
The securities AFS portfolio tax-equivalent yield was 1.82% for the nine months ended September 30, 2021, compared to 2.12% for the nine months ended September 30, 2020. The decrease in yield for the nine months ended September 30, 2021, compared to the same period for 2020, was due to purchasing a significant amount of securities over the past year with lower yields than the portfolio yield as of September 30, 2020, as a result of the low rate environment.
Equity securities, consisting of a mutual fund, are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $7.9 million as of September 30, 2021, with a recognized loss of $100,000 for the nine months ended September 30, 2021, compared to a fair value of $4.0 million as of December 31, 2020, with a recognized gain of $85,000 for the year ended December 31, 2020. In the third quarter of 2021, we invested an additional $4.0 million into a CRA mutual fund. This additional investment was allocated to the assessment areas in our markets, including our newer markets, and other areas of Louisiana to further strengthen our efforts to meet our CRA obligations.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2021, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$343,914	$1,799	$(4,836)	$340,877
Municipal bonds	218,288	3,902	(1,030)	221,160
U.S. agency securities	6,074	111	(23)	6,162
Total Securities AFS	$568,276	$5,812	$(5,889)	$568,199

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206
The following table shows the fair value of securities AFS which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	Contractual Maturity as of September 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$104	1.45%	$1,511	1.71%	$21,601	1.87%	$317,661	1.30%	$340,877	1.34%
Municipal bonds	5,231	1.19%	23,394	1.95%	14,141	2.99%	178,394	2.62%	221,160	2.54%
U.S. agency securities	—	—%	1,655	2.53%	4,507	1.71%	—	—%	6,162	1.93%
Total Securities AFS	$5,335	1.20%	$26,560	1.97%	$40,249	2.25%	$496,055	1.77%	$568,199	1.81%
(1)Tax equivalent projected book yield as of September 30, 2021.

Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of September 30, 2021, loans HFI were $1.62 billion, an increase of $34.1 million, or 2.1%, compared to $1.59 billion as of December 31, 2020.
Red River Bank began participating in the SBA PPP in the second quarter of 2020. Through September 30, 2021, we had received $198.6 million in SBA forgiveness and borrower payments on 99.9% of the 1,384 PPP1 loans originated. In 2021, we originated 488 PPP2 loans totaling $58.3 million with an average size of $119,000. PPP2 origination fees totaled $2.7 million, or 4.65% of originated PPP2 loans. Through September 30, 2021, we had received $14.0 million in SBA forgiveness and borrower payments on 36.4% of the PPP2 loans originated. As of September 30, 2021, PPP2 loans totaled $42.6 million, net of $1.7 million of deferred income. Through October 31, 2021, we had received $23.7 million in SBA forgiveness and borrower payments on 55.5% of the PPP2 loans originated.
As of September 30, 2021, loans HFI excluding $46.0 million of PPP loans (non-GAAP), net of $1.8 million of deferred income, were $1.58 billion, an increase of $106.6 million, or 7.3%, from December 31, 2020. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$607,809	37.5%	$556,769	35.0%
One-to-four family residential	466,318	28.7%	442,889	27.9%
Construction and development	108,412	6.7%	127,321	8.0%
Commercial and industrial	297,341	18.3%	250,428	15.8%
SBA PPP, net of deferred income	45,962	2.8%	118,447	7.5%
Tax-exempt	72,838	4.5%	68,666	4.3%
Consumer	23,913	1.5%	23,926	1.5%
Total loans HFI	$1,622,593	100.0%	$1,588,446	100.0%
Total non-PPP loans HFI (non-GAAP)(1)	$1,576,631		$1,469,999
Total loans HFS	$8,782		$29,116
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

Loan Payment Deferments

During 2020, we began granting loan payment deferments for requesting borrowers impacted by pandemic-related economic shutdowns. As of September 30, 2021, active deferrals, all in the hospitality services sector, totaled $8.1 million, or 0.5% of non-PPP loans HFI (non-GAAP), and were deferrals of principal payments only. This number is consistent with the active deferrals as of June 30, 2021. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

In accordance with interagency regulatory guidance issued in March 2020, and revised in April 2020, these short-term deferrals are not deemed to be TDR's to the extent they meet the terms of such guidance.
Industry and Geographic Markets
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of September 30, 2021, health care credits were $141.1 million, or 8.9% of non-PPP loans HFI (non-GAAP), compared to $149.4 million, or 10.2% of non-PPP loans HFI (non-GAAP) as of December 31, 2020. The average health care loan size was $328,000 as of September 30, 2021, and $305,000 as of December 31, 2020. Within the health care sector, nursing and residential care loans were 3.6% of non-PPP loans HFI (non-GAAP) as of September 30, 2021, and 4.4% as of December 31, 2020. Loans to physician and dental practices were 5.1% of non-PPP loans HFI (non-GAAP) as of September 30, 2021, and 5.7% as of December 31, 2020.
Energy loans were 1.3% of non-PPP loans HFI (non-GAAP) as of September 30, 2021, and December 31, 2020.
As of September 30, 2021, Red River Bank currently operates in six markets throughout the state of Louisiana. The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	September 30, 2021
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$618,548	39.2%
Capital	449,668	28.5%
Northwest	319,780	20.3%
Southwest	92,184	5.8%
Northshore	74,970	4.8%
Acadiana	21,481	1.4%
Total non-PPP loans HFI	$1,576,631	100.0%
For additional information on non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates London Interbank Offered Rate ("LIBOR"), announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of September 30, 2021, 5.2% of our non-PPP loans HFI (non-GAAP) were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate.
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
NPAs totaled $2.4 million as of September 30, 2021, down $1.8 million, or 42.3%, from $4.2 million as of December 31, 2020, primarily due to the decrease of nonaccrual loans, partially offset by foreclosed assets added in 2021. The ratio of NPAs to total assets improved to 0.08% as of September 30, 2021, from 0.16% as of December 31, 2020.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	September 30, 2021	December 31, 2020
Nonperforming loans:
Nonaccrual loans	$1,375	$3,307
Accruing loans 90 or more days past due	28	3
Total nonperforming loans	1,403	3,310
Foreclosed assets:
Real estate	1,025	896
Total foreclosed assets	1,025	896
Total NPAs	$2,428	$4,206

Troubled debt restructurings:(1,2)
Nonaccrual loans	$—	$1,217
Performing loans	1,803	1,454
Total TDRs	$1,803	$2,671

Nonperforming loans to loans HFI(1)	0.09%	0.21%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.09%	0.23%
NPAs to total assets	0.08%	0.16%
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

Nonaccrual loans are summarized below by category:

(in thousands)	September 30, 2021	December 31, 2020
Real estate:
Commercial real estate	$95	$1,846
One-to-four family residential	224	574
Construction and development	249	—
Commercial and industrial	807	882
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	—	5
Total nonaccrual loans	$1,375	$3,307
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
As of September 30, 2021, loans classified as pass were 99.3% of loans HFI, and loans classified as special mention and substandard were 0.2% and 0.5%, respectively, of loans HFI. There were no loans as of September 30, 2021, classified as doubtful or loss. As of December 31, 2020, loans classified as pass were 99.2% of loans HFI, and loans classified as special mention and substandard were 0.1% and 0.7%, respectively, of loans HFI. There were no loans as of December 31, 2020, classified as doubtful or loss.
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
As of September 30, 2021, the allowance for loan losses was $19.2 million, or 1.18% of loans HFI, and 1.22% of non-PPP loans HFI (non-GAAP). As of December 31, 2020, the allowance for loan losses totaled $18.0 million, or 1.13% of loans HFI, and 1.22% of non-PPP loans HFI (non-GAAP). The $1.2 million increase in the allowance for loan losses for the nine months ended September 30, 2021, was mainly due to the $1.8 million provision for loan loss expense, partially offset by $533,000 of net charge-offs. For calculations and reconciliations to GAAP of non-GAAP financial measures, see " - Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.
The provision for loan losses for the nine months ended September 30, 2021, was $1.8 million, a decrease of $1.9 million, or 51.6%, from $3.6 million for the nine months ended September 30, 2020. The decrease in the provision for loan losses was due to continued, favorable asset quality metrics and the allowance for loan losses balance compared with a higher provision for loan losses in the same periods of 2020 due to the anticipated adverse effects of the COVID-19 pandemic. Economic activity in Louisiana remained relatively consistent in 2021. We will continue to evaluate future provision needs in relation to non-PPP loan growth and trends in asset quality.

The following table displays activity in the allowance for loan losses for the periods shown:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Loans HFI	$1,622,593	$1,649,272
Non-PPP Loans HFI (non-GAAP)(1)	$1,576,631	$1,455,740
Average loans	$1,610,449	$1,571,318

Allowance for loan losses at beginning of period	$17,951	$13,937
Provision for loan losses	1,750	3,618
Charge-offs:
Real estate:
Commercial real estate	(410)	—
One-to-four family residential	(10)	—
Construction and development	—	(14)
Commercial and industrial	(47)	(1,316)
Consumer	(243)	(254)
Total charge-offs	(710)	(1,584)
Recoveries:
Real estate:
One-to-four family residential	15	8
Construction and development	2	1
Commercial and industrial	26	83
Consumer	134	129
Total recoveries	177	221
Net (charge-offs)/recoveries	(533)	(1,363)
Allowance for loan losses at end of period	$19,168	$16,192

Allowance for loan losses to loans HFI	1.18%	0.98%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.22%	1.11%
Net charge-offs to average loans	0.03%	0.09%
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
Total deposits increased $364.2 million, or 15.6%, to $2.70 billion as of September 30, 2021, from $2.34 billion as of December 31, 2020. Noninterest-bearing deposits increased by $200.1 million, or 21.2%, to $1.14 billion as of September 30, 2021. Noninterest-bearing deposits as a percentage of total deposits were 42.29% as of September 30, 2021, compared to 40.32% as of December 31, 2020. Interest-bearing deposits increased by $164.1 million, or 11.8%, to $1.56 billion as of September 30, 2021, with the largest increase in money market accounts. The increase in deposits was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances.

The following table presents our deposits by account type as of the dates indicated:

	September 30, 2021		December 31, 2020		Change from December 31, 2020 to September 30, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing deposits	$1,143,693	42.3%	$943,615	40.3%	$200,078	21.2%
Interest-bearing deposits:
NOW accounts	385,560	14.2%	402,572	17.2%	(17,012)	(4.2)%
Money market accounts	650,828	24.1%	506,902	21.7%	143,926	28.4%
Savings accounts	180,878	6.7%	146,264	6.2%	34,614	23.7%
Time deposits < $100,000	108,824	4.0%	108,982	4.7%	(158)	(0.1)%
Time deposits $100,000 to $250,000	137,698	5.1%	138,683	5.9%	(985)	(0.7)%
Time deposits > $250,000	97,102	3.6%	93,342	4.0%	3,760	4.0%
Total interest-bearing deposits	$1,560,890	57.7%	$1,396,745	59.7%	$164,145	11.8%
Total deposits	$2,704,583	100.0%	$2,340,360	100.0%	$364,223	15.6%
The following table presents deposits by customer type as of the dates indicated:

	September 30, 2021		December 31, 2020		Change from December 31, 2020 to September 30, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,286,153	47.6%	$1,091,268	46.6%	$194,885	17.9%
Commercial	1,261,463	46.6%	1,054,736	45.1%	206,727	19.6%
Public	156,967	5.8%	194,356	8.3%	(37,389)	(19.2)%
Total deposits	$2,704,583	100.0%	$2,340,360	100.0%	$364,223	15.6%
The maturity distribution of our time deposits of $100,000 or more are summarized below:

(in thousands)	September 30, 2021
Three months or less	$45,617
Over three months through six months	34,056
Over six months through 12 months	85,707
Over 12 months through three years	49,419
Over three years	20,001
Total	$234,800
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of September 30, 2021 or December 31, 2020.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of September 30, 2021, was $298.7 million, compared to $285.5 million as of December 31, 2020, an increase of $13.2 million, or 4.6%. This increase was attributable to $24.4 million of net income for the nine months ended September 30, 2021, and $262,000 of stock compensation, partially offset by a $7.0 million, net of tax, market adjustment to accumulated other comprehensive income (loss) related to securities AFS, $3.0 million for the repurchase of shares, and $1.5 million in cash dividends.
In the third quarter of 2021, the $3.0 million stock repurchase program that was approved in August 2020 was completed after reaching the purchase limit. On August 31, 2021, our Board of Directors approved the renewal of the stock repurchase program. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock between September 1, 2021 and August 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended September 30, 2021, we repurchased 15,994 shares of our common stock at an aggregate cost of $804,000. For the nine months ended September 30, 2021, we repurchased 57,308 shares of our common stock at an aggregate cost of $3.0 million. As of September 30, 2021, we had $4.9 million available for repurchasing our common stock under this program.
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
As of September 30, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2021, and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly.
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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $509.6 million, or 25.2%, for the nine months ended September 30, 2021, compared to the average deposits for the twelve months ended December 31, 2020. The increase in average total deposits was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances. Our average total loans increased $23.1 million, or 1.5%, for the nine months ended September 30, 2021, compared to average total loans for the twelve months ended December 31, 2020.
As of September 31, 2021, our cash and cash equivalents were our second largest component of earning assets. Cash and cash equivalents were $730.6 million as of September 31, 2021, compared to $447.2 million as of December 31, 2020. The increase of $283.4 million, or 63.4%, was a result of deposit growth exceeding loan growth that created additional liquidity, which was primarily deployed into interest-bearing deposits in other banks.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal repayments, calls, and maturities, and they generally have readily available markets that allow for their conversion to cash. As of September 30, 2021, securities AFS totaled $568.2 million compared to $498.2 million as of December 31, 2020. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of September 30, 2021, securities with a carrying value of $119.1 million, or 21.0% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $105.1 million, or 21.1% of the securities AFS portfolio, similarly pledged as of December 31, 2020. This increase of $14.0 million, or 13.3%, was primarily due to an increase in several public entity deposit accounts that occurred during 2021. Public entity account balances generally fluctuate throughout the year.
Other sources available for meeting liquidity needs include federal funds lines, FHLB advances, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of September 30, 2021 and December 31, 2020. FHLB advances may also be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of September 30, 2021 and December 31, 2020, our net borrowing capacity from the FHLB was $648.8 million and $510.8 million, respectively. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of September 30, 2021 and December 31, 2020, we had total borrowing capacity of $749.8 million and $611.8 million, respectively, through these combined funding sources. We had no outstanding balances from any of these funding sources as of September 30, 2021 or December 31, 2020.
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
As of September 30, 2021, we had $337.3 million in unfunded loan commitments and $12.6 million in commitments associated with outstanding standby letters of credit. We have monitored the requests for extensions of credit under these lines and have not identified any requests outside of the normal course of business that appear to be attributable to COVID-19 hardships. As of December 31, 2020, we had $283.3 million in unfunded loan commitments and $10.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company's exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of September 30, 2021, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of September 30, 2021, there was a $5.0 million outstanding commitment to this partnership.
In the second quarter of 2021, the Company committed to an investment into a bank technology limited partnership. As of September 30, 2021, there was an $877,000 outstanding commitment to this partnership.
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

	As of September 30, 2021		As of December 31, 2020
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	44.7%	19.1%	36.6%	27.5%
+200	30.2%	15.4%	25.2%	22.3%
+100	15.1%	9.2%	13.4%	14.5%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.0)%	(19.9)%	(1.6)%	(18.0)%
-200	(2.4)%	(27.7)%	(1.6)%	(15.6)%
The results above, as of September 30, 2021 and December 31, 2020, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into our risk model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
The percentage of change in the fair value of equity in the down 100 bp scenario is near the policy threshold and exceeds the policy threshold in the down 200 bp scenario as of September 30, 2021, due to the very low interest rate environment and current yield curve shapes. These values will be reported at the next quarterly Asset-Liability Committee meeting, and these metrics will continue to be monitored.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of September 30, 2021, floating rate loans were 15.9% of the loans HFI, and floating rate transaction deposits were 5.1% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2021, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	September 30,	June 30,	September 30,
(dollars in thousands, except per share data)	2021	2021	2020
Tangible common equity
Total stockholders' equity	$298,688	$292,924	$278,078
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$297,142	$291,378	$276,532
Common shares outstanding	7,276,400	7,284,994	7,325,333
Book value per common share	$41.05	$40.21	$37.96
Tangible book value per common share (non-GAAP)	$40.84	$40.00	$37.75

Tangible assets
Total assets	$3,020,784	$2,878,476	$2,490,928
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,019,238	$2,876,930	$2,489,382
Total stockholder's equity to assets	9.89%	10.18%	11.16%
Tangible common equity to tangible assets (non-GAAP)	9.84%	10.13%	11.11%
PPP-Adjusted Metrics
In the second quarter of 2020, Red River Bank originated 1,384 PPP1 loans totaling $199.0 million. With the passing of the Economic Aid Act in December of 2020, Red River Bank issued a minor amount of additional PPP1 loans and new PPP2 loans in the first half of 2021. PPP2 loan originations were concluded in the second quarter of 2021 with 488 PPP2 loans totaling $58.3 million. Through September 30, 2021, we had received $198.6 million in SBA forgiveness and borrower payments on 99.9% of the 1,384 PPP1 loans originated, and we had received $14.0 million in SBA forgiveness and borrower payments on 36.4% of the PPP2 loans originated. As of September 30, 2021, PPP loans totaled $46.0 million, net of $1.8 million of deferred income, and were 2.8% of loans HFI.
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

The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

	September 30,	December 31,	September 30,
(dollars in thousands)	2021	2020	2020
Non-PPP loans HFI
Loans HFI	$1,622,593	$1,588,446	$1,649,272
Adjustments:
PPP loans, net	(45,962)	(118,447)	(193,532)
Non-PPP loans HFI (non-GAAP)	$1,576,631	$1,469,999	$1,455,740

Assets excluding PPP loans, net
Assets	$3,020,784	$2,642,634	$2,490,928
Adjustments:
PPP loans, net	(45,962)	(118,447)	(193,532)
Assets excluding PPP loans, net (non-GAAP)	$2,974,822	$2,524,187	$2,297,396

Deposits	$2,704,583	$2,340,360	$2,193,940
Allowance for loan losses	$19,168	$17,951	$16,192
Nonperforming loans	$1,403	$3,310	$4,387

Loans HFI to deposits ratio	59.99%	67.87%	75.17%
Non-PPP loans HFI to deposits ratio (non-GAAP)	58.29%	62.81%	66.35%

Allowance for loan losses to loans HFI	1.18%	1.13%	0.98%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.22%	1.22%	1.11%

Nonperforming loans to loans HFI	0.09%	0.21%	0.27%
Nonperforming loans to non-PPP loans HFI	0.09%	0.23%	0.30%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See "Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements."
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2021, is included herein under "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.

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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is named as a defendant in a purported class action lawsuit, Aeron Averette v. Red River Bancshares, filed on August 28, 2020, in the 19th Judicial District Court of the State of Louisiana. The lawsuit alleges the Bank wrongfully imposed multiple non-sufficient funds fees on what the plaintiff describes as a single item presented for payment, allegedly resulting in the Bank breaching its customer account agreement, abusing its rights, and being unjustly enriched. The plaintiff claims to represent a class consisting of all account holders in Louisiana who incurred similar charges by the Bank within the applicable prescriptive period. The plaintiff seeks unspecified damages, costs, fees, attorney’s fees, and general and equitable relief for herself and the purported class. The Company and Bank deny the allegations and are vigorously defending this matter. The Bank filed an exception of no cause of action in District Court as to the three grounds alleged by the plaintiff. On May 10, 2021, the 19th Judicial District Court ruled in the Bank's favor, but allowed the plaintiff time to amend her petition to state a cause of action. The plaintiff filed a second amended petition on June 15, 2021. The parties agreed that the plaintiff would file a third amended petition to attach certain exhibits, and that the Bank would have 30 days from service of the third amended petition to file an exception of no cause of action. The third amended petition was served on the Bank on October 8, 2021. The third amended petition does not allege new causes of action against the Bank. On October 29, 2021, the Bank filed another exception of no cause of action as to the grounds again alleged by the plaintiff. Any opposition to the exception must be filed within 30 days from October 29, 2021. At this stage of the lawsuit, we cannot determine the probability of a materially adverse result or reasonably estimate the potential exposure, if any.
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

Our purchases of shares of common stock made during the quarter consisted of stock repurchases made under our publically announced stock repurchase programs and are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2021	13,911	$50.32	13,911	$—
August 1 - August 31, 2021	—	$—	—	$—
September 1 - September 30, 2021	2,083	$49.80	2,083	$4,896
Total	15,994	$50.25	15,994	$4,896
(1)In the third quarter of 2021, the $3.0 million stock repurchase program that was approved in August 2020 and set to expire in August 2021, was effectively terminated on July 21, 2021, upon reaching our previously approved repurchase limit. On August 31, 2021, our Board of Directors approved the renewal of our stock repurchase program. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock between September 1, 2021 and August 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.'s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

10.1
Amended and Restated Employment Agreement dated August 12, 2021, between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.2
Form of Amended and Restated Change in Control Agreement dated August 12, 2021, between Red River Bank and each of Isabel V. Carriere and Tammi R. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.3
Form of [Supplemental] Split-Dollar Agreement dated July 1, 2021, between Red River Bank and each of Amanda W. Barnett, Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.7 to Red River Bancshares, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.4
Supplemental Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

10.5
Supplemental Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

10.6
Supplemental Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

10.7
Supplemental Split-Dollar Agreement between Red River Bank and Isabel V. Carriere (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.'s Current Report on 8-K filed with the SEC on July 9, 2021, file number 001-38888)+#

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreements have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: November 12, 2021	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)