Form 10-K
period 2021-12-31
RED RIVER BANCSHARES INC
filed 2022-03-18
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $246.1 million as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the Registrant (and any trusts or entities that they own or control) are “affiliates”.
As of March 4, 2022, the Registrant had 7,180,830 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders of Red River Bancshares, Inc. to be held on May 5, 2022, are incorporated by reference into Part III of this Report to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this Report to “Red River Bank,” the “bank,” and the “Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this Report are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACH	Automated clearing house
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Director Compensation Program	Amended and Restated Director Compensation Program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Dodd-Frank Act	Dodd-Frank and Wall Street Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	United States Federal Housing Administration
FHLB(s)	Federal Home Loan Bank(s)
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
IPO	Initial public offering
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Interbank Offered Rate
LDPO(s)	Loan and deposit production office(s)
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal

ABBREVIATION OR ACRONYM	DEFINITION
NPA(s)	Nonperforming asset(s)
OCC	Office of the Comptroller of the Currency
OFAC	Office of Foreign Assets Control
OFI	Louisiana Office of Financial Institutions
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PPP	Paycheck Protection Program
PPP1	PPP First Draw
PPP2	PPP Second Draw
Report	Annual Report on Form 10-K
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
Source BIDCO	Source Business and Industrial Development Company, LLC
TDR(s)	Troubled debt restructuring(s)
USD	United States dollar
VA	United States Department of Veterans Affairs

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words, or such other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act, the American Rescue Plan Act of 2021, and the Economic Aid Act, which established the SBA PPP, and other stimulus legislation or changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
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
•the cessation of LIBOR effective June 30, 2023, and the impact of any replacement alternatives on our business;
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institution, accounting, tax, trade, monetary, and fiscal matters; and
•the risk factors found in “Item 1A. Risk Factors” of this Report, as well as in our subsequent Quarterly Reports on Form 10-Q and other reports and documents we file from time to time with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in “Item 1A. Risk Factors” of this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
We completed an IPO of our common stock in May 2019 as an emerging growth company under the JOBS Act. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RRBI.”
As of December 31, 2021, we were the third largest financial institution headquartered in Louisiana based on assets, with total assets of $3.22 billion, loans HFI of $1.68 billion, total deposits of $2.91 billion, and total stockholders’ equity of $298.2 million.
OUR MARKETS
We operate from a network of 27 banking centers throughout Louisiana and two combined LDPOs, one each in Lafayette, Louisiana and New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; and Acadiana, which includes the Lafayette MSA.
We believe our markets offer us an attractive combination of growth opportunities and core deposit stability, as well as loan diversity. We operate nine banking centers, including our main office, in the Central Louisiana market, which we define to include Rapides and Avoyelles Parishes. We operate seven banking centers in our Northwest Louisiana market, which we define to include Caddo, Bossier, and DeSoto Parishes. In our Capital market, which we define to include East Baton Rouge and Ascension Parishes, we operate six banking centers. We also operate three banking centers in our Southwest Louisiana market, which we define to include Calcasieu Parish. In our Northshore Louisiana market, which we define to include St. Tammany Parish, we operate one banking center. We operate one banking center and one combined LDPO in our Acadiana market, which we define to include Lafayette Parish. In our New Orleans market, which we define to include Orleans Parish, we operate one combined LDPO.
We believe our current markets provide ample opportunities for the continued growth of our customer base, loans, and deposits, as well as the expansion of our overall market share in each area. Our goal is to replicate this growth in new markets as we continue to expand and implement our growth and expansion strategy. We believe our current markets, which are in diverse parts of Louisiana, are economic centers that provide for natural credit diversification and a hedge against industry downturns.
We are purposeful in choosing banking center locations and have sought out key locations in Louisiana through de novo development, as well as through two whole-bank acquisitions. Our emphasis on having a strategic network of banking centers, staffed by experienced bankers, differentiates us from our national and regional bank competitors, who are increasingly moving their customers to digital-only banking platforms with limited personal service.
GROWTH AND EXPANSION STRATEGY
We have concentrated our efforts on building our market presence in key metropolitan markets within the state of Louisiana where our target customers are underserved and well-suited for the commercial, retail, and private banking products and services that we provide. We serve our customers’ needs within the markets we have operations and in other areas where our customers operate. We also promote our business to potential customers in markets contiguous to Louisiana. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities within our existing footprint and other strategic market areas that we believe complement our strategic plan. Our growth strategy includes the following:
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
Opportunistic New Market Expansion
When evaluating potential new market opportunities, our standard due diligence includes both an assessment of the local economy as well as analysis of the local banking landscape. As part of our new market expansion plan, we expanded operations to four new markets between 2017 and 2021. In 2017, we began operations in the Southwest Louisiana market, which includes the Lake Charles, Louisiana MSA. During 2018 and 2019, we entered the Northshore market, located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. In 2020, we entered the Acadiana Louisiana market, which includes the Lafayette, Louisiana MSA by opening a combined LDPO in Lafayette. In 2021, we opened a banking center that we purchased in 2020 in Lake Charles, Louisiana, as our third banking center in the Southwest Louisiana market. We also entered the New Orleans market in 2021 by opening a combined LDPO in downtown New Orleans, Louisiana. In Lafayette, Louisiana, we opened our first full-service banking center, which we purchased in 2020, on January 26, 2022.
Disciplined Acquisition Strategy
Our primary focus continues to be on organic expansion; however, we will identify and evaluate acquisition opportunities that we believe are consistent with our mission and can provide opportunities for improved profitability and increased market share. Our historic approach to potential acquisitions has been strategic and disciplined. Since inception, we completed two whole-bank acquisitions of institutions with customer-oriented, compatible philosophies in desirable geographic areas. These acquisitions provided us the opportunity to expand the delivery of our relationship-driven brand of banking.
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
Lending
Lending activities originate from the efforts of our bankers, with an emphasis on lending to individuals, professionals, small and medium-sized businesses, and commercial companies.
Real Estate Loans
Commercial Real Estate Loans (Owner Occupied). We focus on the banking needs of established operating companies, which includes owner occupied office and industrial real estate loans. Risks associated with owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management. In addition to a proven management team and track record, we focus on businesses with a history of strong, recurring cash flows. In particular, we target wholesale and professional service companies, as well as businesses with unique strengths in niche markets. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well diversified by industry type. As of December 31, 2021, our owner occupied commercial real estate loans were 19.7% of loans HFI.
Commercial Real Estate Loans (Non-Owner Occupied). Our pursuit of non-owner occupied commercial real estate properties is reserved primarily for developers and other persons or entities of influence who present additional business and personal relationship opportunities. This strategy is evidenced by our modest level of these loans relative to our capital, which has been consistent for many years. Risks associated with non-owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We target property types with a greater ability to withstand changes in market forces. Our underwriting criteria for non-owner occupied properties is even more conservative than our underwriting criteria for owner occupied properties due to the higher inherent risks generally associated with the former. Our target rate of return is also higher for non-owner occupied commercial real estate loans. As of December 31, 2021, our non-owner occupied commercial real estate loans were 20.1% of loans HFI.

One-to-Four Family Residential Loans. We offer first and second lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial and industrial, commercial real estate, and construction and development loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As of December 31, 2021, our one-to-four family residential loans were 28.2% of loans HFI.
Construction and Development Loans. Our construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the construction loan. As of December 31, 2021, our construction and development loans were 6.3% of loans HFI.
Commercial and Industrial Loans
We have expertise in meeting the financing needs of commercial operating companies. Our specialists in these areas understand the cash cycle, working capital, and the fixed asset acquisition needs of businesses, which allows us to deliver customizable and effective financing solutions. The risks associated with commercial and industrial loans are derived from the expectation that the loans are generally serviced from the operations of the business, and those operations may not be successful. In addition, the collateral securing commercial and industrial loans generally includes movable property which may decline in value more rapidly than anticipated. We recommend and utilize sound commercial and industrial loan structures that limit our risks as a lender, while also helping to drive the success of our clients’ businesses. Commercial and industrial loans comprised 18.5% of loans HFI as of December 31, 2021.
SBA PPP Loans
SBA PPP loans are made to small businesses and other entities and individuals according to the criteria set forth by the CARES Act in March 2020. This program ended on May 31, 2021. The loans originated during this program are guaranteed by the SBA, have a 24- or 60-month term at an interest rate of 1.0%, and are subject to forgiveness by the SBA dependent upon meeting eligibility requirements. As of December 31, 2021, our SBA PPP loans were 1.0% of loans HFI.
Tax-Exempt Loans
We make tax-exempt loans to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically secured by and paid for by ad valorem taxes. As of December 31, 2021, our tax-exempt loans were 4.8% of loans HFI.
Consumer Loans
We also make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any. As of December 31, 2021, our consumer loans were 1.4% of loans HFI.
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

Commitments to Extend Credit
We had outstanding commitments to extend credit in the forms of lines of credit and standby letters of credit of approximately $370.4 million as of December 31, 2021. We use the same credit policies in making these commitments as we do for our other loans.
Deposits
An important aspect of our business franchise is the ability to gather deposits. We offer a wide range of deposit products, including checking, savings, money market accounts, and time deposits. We obtain most of our deposits from individuals, partnerships, corporations, and public entities primarily in our market areas. We do not have brokered deposits. Our bankers are experienced business developers with extensive contacts and connections with targeted clients and centers of influence throughout our communities. Our team is focused on driving relationships and noninterest-bearing accounts. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas.
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
Brokerage Services
We offer a broad range of products and services designed to meet the investment needs of all of our customers through our investment group and LPL Financial LLC, our registered broker-dealer. Our investment group executives, who are available to serve clients in each of our markets, strive to fully understand each client’s unique financial situation, deliver a comprehensive plan, and provide the appropriate products to meet their needs. Our investment products include stocks, bonds, mutual funds, alternative investments, annuities, and insurance products. Through our partnership with registered investment advisors, our investment group also provides investment advisory services, financial planning services, and a comprehensive suite of retirement plans. As of December 31, 2021, our investment group had $787.1 million of assets under management.
Other Banking Services
We offer banking products and services that are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services, including access to account balances, online transfers, online bill payment, and electronic delivery of customer statements. In addition, we offer banking services in person, through ATMs, drive-through facilities, night deposits, telephone, mail, mobile banking, and remote deposits. We also offer debit cards, credit cards, direct deposits, cashier’s checks, and wire transfer services.
INFORMATION TECHNOLOGY SYSTEMS
We continue to make investments in our information technology systems supporting our deposit and lending operations and treasury management initiatives. In 2021, we invested in the JAM FINTOP Banktech, L.P. fund to strategically develop technology partnerships as we expand the Bank’s digital offerings. We believe these investments are essential to enhancing our capabilities for offering new products and services, improving the overall customer experience, providing scale for future growth and acquisitions, and increasing controls and efficiencies in corporate support areas. We utilize a core data processing platform from a nationally recognized bank software vendor providing us with capabilities to support the continued growth of the Bank. While we operate and manage our internal network infrastructure, we leverage the capabilities of third-party service providers to provide technical expertise around network design, architecture, and cybersecurity services required for us to operate as an effective and efficient organization.
The majority of our systems used to conduct day-to-day banking operations are operated by a third-party service provider. Also, certain key transaction processing platforms, such as debit card processing, credit card processing, mobile banking, online banking, telephone banking, and website services, are outsourced to third-party service providers. We believe these third-party providers provide the scalability, infrastructure, and disaster recovery capabilities to support our operating strategy.
EMPLOYEES
As of December 31, 2021, we had 358 employees, including 342 full-time employees. We believe that we maintain employment and benefit programs that are appropriate with respect to position responsibilities, competitive with the external market, and capable of attracting, retaining, and motivating competent employees. We seek to engage personnel at all levels by offering opportunities for learning, growth, and the achievement of career objectives, and we encourage our employees to volunteer in community service activities in the markets that we serve. We are an Equal Opportunity Employer committed to workplace diversity and inclusion.
We offer comprehensive compensation and benefits packages to our employees including a 401(k) Plan, healthcare and insurance benefits, health and childcare flexible spending accounts, and paid vacation and sick time. We also offer stock-based compensation to key employees as a way to attract and retain talent. For more information on our benefit plans and stock-based compensation, see “Item 8. Financial Statements and Supplementary Data - Note 9. Employee Benefits” and “ - Note. 10 Stock-Based Compensation Plans,” respectively, in this Report.
We continue to carefully monitor local health conditions and follow recommended health and safety protocols arising due to COVID-19.
None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.
CORPORATE INFORMATION
Our principal executive offices are located at 1412 Centre Court Drive, Suite 501, Alexandria, Louisiana 71301, and our telephone number is (318) 561-5028. Our website is www.redriverbank.net. We make available at this address, free of charge, our annual reports on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Report and is not incorporated by reference herein.
SUPERVISION AND REGULATION
General
The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, FDIC, OFI, CFPB, Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to such statutes, regulations, and policies can be significant and cannot be predicted.
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
Bank Holding Company Regulation
As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision, examination, and enforcement by the Federal Reserve as well as the OFI. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.
Financial Services Industry Reform
As final rules and regulations implementing the Dodd-Frank Act have been adopted, and may continue to be adopted and/or modified, this law has changed the bank regulatory framework and has affected the lending, deposit, investment, trading, and operating activities of banks and their holding companies.
A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “Supervision and Regulation” section. In addition to those requirements, the Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (1) requires certain publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (2) enhances independence requirements for compensation committee members; (3) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; and (4) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own director candidates using a company’s proxy materials. While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, certain aspects of the Dodd-Frank Act remain in proposed form or have not been implemented. Accordingly, it is possible that existing rules may still be modified or repealed or that new rules may be implemented that may impact our operations.
The Economic Growth Act, which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights with implications for us was the asset threshold under the Federal Reserve’s Small Bank Holding Company Policy Statement (“the Policy Statement”) being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not being subject to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of June 30, 2020, the last applicable measurement date, we received the benefits of the Policy Statement for 2021. We also had less than $3.0 billion in assets as of June 30, 2021, which will allow us to benefit from the Policy Statement during 2022. However, we expect to exceed the $3.0 billion asset threshold as of June 30, 2022, the next measurement date. Therefore, beginning in 2023, we expect to not receive the Policy Statement’s benefits. Another significant provision was the Economic Growth Act’s directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. The CBLR framework and its implications for us are discussed in more detail below under the heading “ - Bank Regulation - Capital Adequacy Requirements.”
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
Imposition of Liability for Undercapitalized Subsidiaries
Federal banking regulations require FDIC-insured banks that become undercapitalized to submit a capital restoration plan. The capital restoration plan of a bank controlled by a bank holding company will not be accepted by the regulators unless such bank holding company guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a bank holding company is entitled to a priority of payment in bankruptcy.
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
Control Acquisitions
Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company acquiring “control” of a bank holding company. Although “control” is based on all of the facts and circumstances surrounding the investment, control is conclusively presumed to exist if a person or company acquires 25.0% or more of any class of voting securities of the bank holding company. Control of a bank holding company is rebuttably presumed to exist under the Change in Bank Control Act if the acquiring person or entity will own 10.0% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities. The Bank Holding Company Act’s definition of “control” can also be triggered when a company acquires 5.0% or more of any class of voting securities and certain other factors are present.
Regulatory Restrictions on Dividends; Source of Strength
As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited as a result of the CCB under the Basel III regulatory capital framework. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under any applicable minimum capital requirements. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from our subsidiary bank, which is subject to certain restrictions on dividends as discussed in more detail below.
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
Volcker Rule
Section 13 of the Bank Holding Company Act of 1956, commonly known as the “Volcker Rule,” has generally prohibited insured depository institutions and their affiliates from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading. The Economic Growth Act exempts insured depository institutions with $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets from the Volcker Rule, and the Federal Reserve has effectively extended the exemption to bank holding companies with $10.0 billion or less in total consolidated assets.
Safe and Sound Banking Practices
Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve’s Regulation Y generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty, or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement actions for such activities.
Bank Regulation
Red River Bank is a commercial bank chartered under the laws of the State of Louisiana. As such, Red River Bank is subject to extensive regulation, supervision, and examination by the OFI and the FDIC. In addition, Red River Bank’s deposits are insured to the maximum extent permitted by law by the FDIC. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities of Red River Bank.
Capital Adequacy Requirements
The FDIC and OFI monitor the capital adequacy of Red River Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the Basel III capital rules, Red River Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.00%, (2) a common equity Tier I risk-based capital ratio of at least 4.50%, (3) a Tier I risk-based capital ratio of at least 6.00%, and (4) a total risk-based capital ratio of at least 8.00%. The Basel III capital rules also require the Bank to establish a CCB equal to 2.50% of total risk-weighted assets. The CCB is designed to ensure that banks build up capital buffers outside periods of stress, which can be drawn down as losses are incurred. An institution that does not satisfy the CCB will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers. When the 2.50% CCB is factored in, the minimum common equity Tier I risk-based capital ratio is 7.00%, the minimum Tier I risk-based capital ratio is 8.50%, and the minimum total risk-based capital ratio is 10.50%.
These capital requirements are minimum requirements. The FDIC or OFI may also set higher capital requirements if warranted by the risk profile of Red River Bank, economic conditions impacting its markets, or other circumstances particular to the Bank. For example, FDIC guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. In addition, the FDIC’s prompt corrective action regulations discussed below also apply to the Bank. Failure to meet capital guidelines could subject Red River Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities, and other measures under the FDIC’s prompt corrective action regulations.
In September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% for 2020 and 8.50% for 2021 as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.00%, a Tier I risk-based capital ratio of at least 8.00%, a common equity Tier I risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. The most recent notification from the FDIC (as of June 30, 2021) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.
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
Bank Mergers
Section 18(c) of the FDIA, known as the “Bank Merger Act,” requires the written approval of a bank’s primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of, another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in certain significant anti-competitive effects. In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, the bank’s CRA performance, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities. In addition to FDIC approval, the Bank must also obtain the prior approval of the OFI before acquiring or merging with another bank. The OFI will consider similar criteria when reviewing an application.
Branching
Under Louisiana law, Red River Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the OFI. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Louisiana, must also be approved by the FDIC, as the Bank’s primary federal regulator. Red River Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.

Restrictions on Transactions with Affiliates and Insiders
Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their parent bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve’s Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.
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
Federal law also limits a bank’s authority to extend credit to its directors, executive officers, and 10.0% or greater shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Insiders may be subject to enforcement actions for accepting loans in violation of applicable restrictions.
Regulatory Restrictions on Dividends
Red River Bank is subject to certain restrictions on dividends under federal and state laws, regulations, and policies. In general, Louisiana law provides that Red River Bank may not pay any dividends to the Company unless the Bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the OFI is required for Red River Bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year.
In addition, under federal law, Red River Bank may not pay any dividend to the Company if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate CCB, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the FDIC, Red River Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued guidance providing that a bank generally should pay dividends only when (1) the bank’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the bank’s capital needs, asset quality, and overall financial condition.
Incentive Compensation Guidance
The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control, and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management, and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s primary federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the CCB described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios failed to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and evolve.

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
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total risk-based capital, or (2) total non-owner occupied commercial real estate loans, excluding owner occupied properties, represent 300.0% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. As of December 31, 2021, Red River Bank’s total reported loans for construction, land development, and other land represented less than 100.0% of the Bank’s total risk-based capital, and its total commercial real estate loans, excluding owner occupied properties, represented less than 300.0% of the Bank’s total risk-based capital.
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
The federal banking agencies are considering changes to modernize the CRA regulations, but at present such changes have not been finalized. Red River Bank received a “Satisfactory” rating in its most recent CRA examination in 2019.
Consumer Laws and Regulations
Red River Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive, and abusive acts and practices, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974 (“RESPA”), the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act (“TILA”), and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.
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

Mortgage Lending Rules
The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a presumption or rebuttable presumption of compliance for loans that are “qualified mortgages.” The CFPB has also issued regulations that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan’s monthly payments. These regulations extend the requirement that creditors verify and document a borrower’s income and assets to include a requirement to verify all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages” based on adherence to certain underwriting standards and certain restrictions on loan terms. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be “qualified mortgages.” Also, the Dodd-Frank Act and the CFPB’s final rule on loan originator compensation prohibit certain compensation payments to loan originators and the steering of consumers to loans not in their interest, particularly if the loans will result in greater compensation for a loan originator. The Dodd-Frank Act and the CFPB’s implementing regulations, including the TILA-RESPA integrated disclosure rules, also impose disclosure requirements with respect to the origination and sale of residential mortgages.
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

Federal Home Loan Bank System
Red River Bank is a member of the FHLB of Dallas, which is one of the 11 regional FHLBs composing the FHLB system. The Federal Housing Finance Agency regulates the FHLBs. It is responsible for ensuring that the FHLBs operate in a safe and sound manner, are adequately capitalized, and are held accountable to the FHLBs’ mission. The FHLBs make loans to their member banks in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for the financing of residential housing. As a member of the FHLB of Dallas, Red River Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas. All loans, advances, letters of credit, and other extensions of credit made by the FHLB of Dallas to Red River Bank are secured by a portion of Red River Bank’s loan portfolio, as well as capital stock of the FHLB of Dallas held by Red River Bank. Additionally, in the event that a member financial institution defaults on its debt, the right of the FHLB to seek repayment of this debt will take priority over the rights of all other creditors.
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
Effect of Governmental Monetary Policies
The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations and the imposition of, and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies have a significant influence on the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans, or future prospects.
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
Future Legislation and Regulatory Reform
In light of current economic conditions and the market outlook, regulators may increase their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation, and policies, and the effects of that legislation, regulation, and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans, or future prospects, and the overall growth and distribution of loans, investments, and deposits. Such legislation, regulation, and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans, and future prospects of commercial banks in the past and are expected to continue to do so.

Item 1A. Risk Factors
Ownership of our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all other information included in this Report, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” We believe the risks described below are the risks that are material to us as of the date of this Report. Any of the following risks, as well as risks of which we are not now aware or currently deem immaterial, could materially and adversely affect our business, financial condition, and results of operations. Further, to the extent that any of the information in this Report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.
Risks Related to the Ongoing COVID-19 Pandemic
The COVID-19 pandemic could adversely affect our business, financial condition, and results of operations, and the ultimate impact will depend on future developments which are uncertain and cannot be predicted.
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, prompted decreases in interest rates in 2020, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue or result in sustained economic stress, many of the risk factors identified in this Report could be exacerbated and such effects could have a material adverse effect on us related to credit, collateral, interest rate risk, profitability, and operations as described in the following sections.
•Credit and Collateral Risk. The spread of COVID-19 has caused, and may continue to cause, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, heightened inflationary pressures, increased unemployment and commercial property vacancy rates, reduced profitability and ability of property owners to make mortgage payments, and overall economic and financial market instability. All of these factors could cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures, and credit losses, particularly if the available collateral is insufficient to cover our exposure.
The effects of COVID-19 on economic activity could negatively affect collateral values and our ability to liquidate such collateral. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or delay certain remedial actions, such as foreclosure. All of these factors could cause the level of our nonperforming loans, charge-offs, and delinquencies to increase, potentially requiring significant future provisions for credit losses.
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
•Profitability Risk. Our profitability has been and could continue to be negatively affected by changes in interest rates as well as other aspects of the COVID-19 pandemic.
•Operational Risk. While COVID-19 precautions in terms of physical separation have been reduced, if it becomes necessary to resume all or some of the precautions implemented earlier in the pandemic, our ability to meet customers’ expectations could be limited and have a material adverse effect on our operations.
Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral; title companies; vendors that supply essential services such as loan servicers, providers of financial information, systems, analytical tools, and electronic payment and settlement systems; and local, state, and federal government agencies, offices, and courthouses. In responding to the pandemic, many of these entities limited, and may again limit, the availability of and access to their services.

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
The CARES Act in March of 2020 and the Economic Aid Act in December of 2020 included a significant loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP. The PPP became available on April 3, 2020. Due to how quickly each act was passed, there was and continues to be a significant amount of ambiguity and changes in the laws, rules, and guidance regarding requirements for eligibility, underwriting, origination, funding, and forgiveness of PPP loans. Ambiguity, changes, and the speed that was necessary to implement the program expose us to regulatory and legal risks relating to noncompliance with the PPP.
PPP loans are also subject to regulatory requirements that require forbearance of loan payments for a specified time and limit our ability to pursue all available remedies in the event of a loan default. If a borrower under a PPP loan fails to qualify for loan forgiveness, our risk is heightened because we hold these loans at unfavorable interest rates.
We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner the PPP loan was originated, funded, or serviced by us, the SBA may deny its guaranty, reduce the amount of the guaranty, or seek recovery from us of any loss related to the deficiency. In addition, we have credit risk related to how forgiveness of PPP loans is handled and how the forgiveness amounts are determined. Governmental agencies have, and may continue to change the rules, create new rules, have a very detailed review process, or require additional forms or paperwork that the borrower may not complete appropriately. All of these items could negatively impact us.
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
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions such as labor and material shortages and supply chain difficulties, and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or in Louisiana, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review, and administrative practices may not adequately reduce credit risk. Further, our credit administration personnel, policies, and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. A failure to effectively measure and limit our credit risk could result in loan defaults, foreclosures, and additional charge-offs. As a result, we may need to significantly increase our provision, which could adversely affect our net income.
A significant portion of our loan portfolio consists of real estate loans, which subjects us to potential impairment of the collateral securing the loan if the real estate economy experiences negative changes as well as costs and potential risks associated with the ownership of the real property if we are forced to foreclose.
The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area the real estate is located. Real estate values in many Louisiana markets have experienced periods of fluctuation over the last several years. As of December 31, 2021, $1.25 billion, or 74.3%, of loans HFI were secured by real estate as the primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Real estate values and real estate markets are affected by many factors, such as changes in national, regional, or local economic conditions; the rate of unemployment; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes; regulations and policies; and acts of nature, such as hurricanes, flooding, and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Consequently, we could be required to increase our allowance for loan losses, adversely affecting profitability. Additionally, we may have to foreclose on the collateral property to protect our investment. We may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate, including potential environmental liability due to contamination of a property either during ownership or after divesting of it. As of December 31, 2021, we held $660,000 in OREO. This amount could increase in the future, depending upon the level of our real estate foreclosures and our ability to efficiently divest of the foreclosed OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other types of loans.
Our loan portfolio includes non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2021, our construction and development loans, non-owner occupied commercial real estate loans, and non-real estate secured loans financing commercial real estate activities totaled $447.6 million, or 26.6%, of loans HFI. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This projected income may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose us to greater credit risk than loans secured by residential real estate because there are fewer potential purchasers for the commercial real estate collateral, which can make liquidation more difficult. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on an individual loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2021, $474.4 million, or 28.2%, of our total loan portfolio was secured by first liens on one-to-four family residential loans. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the borrowers’ ability to meet their loan payment obligations. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of losses due to default. A downturn in the housing market coupled with elevated unemployment rates may also result in a decline in demand for our products and services.
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
As of December 31, 2021, approximately $311.4 million, or 18.5%, of loans HFI were commercial and industrial loans collateralized, in general, by general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on an individual loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory. These types of collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries that are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices, real estate values, or liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions where our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our loan portfolio, our historical loss experience, and conditions within our markets. As of December 31, 2021, our allowance for loan losses totaled $19.2 million, which represents approximately 1.14% of loans HFI. The allowance for loan losses represents our estimate of probable losses in our loan portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of our loan portfolio, historical loss experience, and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating, and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. All of these factors are beyond our control, and such losses may exceed our current estimates.
Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced or than we anticipate. We may be required to make additional provisions for loan losses to further supplement our allowance for loan losses, due either to our management’s decision or as a regulatory requirement. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs.
Finally, the measure of our allowance for loan losses will be subject to new accounting standards. FASB has adopted a new accounting standard that will be effective for us on January 1, 2023, due to our classification as an SEC registrant with smaller reporting company filing status. This new standard, referred to as CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are probable, which could require us to increase our allowance for credit losses. CECL will also greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. The CECL model could create more volatility in the level of our allowance for credit losses after it becomes applicable to us.
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
As of December 31, 2021, we had NPAs of $979,000, or 0.03% of total assets. NPAs adversely affect our net income in various ways. We do not record interest income on OREO or on nonperforming loans, which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to market value of the collateral, which may ultimately result in a loss. An increase in the level of NPAs also increases our risk profile, which may cause our regulators to require additional amounts of capital. Finally, NPAs can take significant time and resources to resolve, causing the related costs of maintaining those assets to increase. These effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
A significant portion of our business development and marketing strategy is focused on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, inflation, and labor market and supply chain constraints; may often need substantial additional capital to expand or compete; and may experience substantial volatility in operating results. Any of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents, and efforts of one individual or a small group of individuals. The death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay loans.
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
Risks Related to Interest Rates and Economic Conditions
We are subject to risks due to changing interest rates.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income represents the difference between the interest income we earn on loans, investments, and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. When interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2021, meaning that our assets have the opportunity to reprice at a faster pace than our liabilities. Consequently, we estimate our net interest income would decrease in a falling interest rate environment and increase in a rising interest rate environment.
Interest rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recessions, changes in unemployment, the money supply, international disorder, and instability in domestic and foreign financial markets. Changes in the level of market interest rates affect our net yield on interest-earning assets, our cost of funds, and our loan origination volume. A decrease in the general level of interest rates may, among other things, increase prepayments within the loan portfolio and on mortgage-backed securities within the securities portfolio, and increase competition for deposits. An increase in the general level of interest rates may, among other things, reduce the demand for loans and decrease loan repayment rates. Increases could also adversely affect the ability of borrowers of floating rate loans to meet their higher payment obligations, which could in turn lead to an increase in NPAs and charge-offs.
Natural disasters, acts of war or terrorism, the impact of pandemics, civil unrest, and other external events could result in a disruption of our operations and increases in loan losses.
We are a community banking franchise concentrated in Louisiana. A significant portion of our business is generated from Louisiana markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes, ice storms, and other natural disasters. As of December 31, 2021, 94.0% of loans HFI were made to borrowers who reside or conduct business in Louisiana, and substantially all of our real estate loans are secured by properties located in Louisiana. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment, or income growth in any of our markets is negative or slower than projected, income levels, deposits, and real estate development could be adversely impacted. Additionally, our business could be adversely affected by the effects of war and international conflict, civil unrest, inflation, labor market constraints, or a widespread outbreak of disease pandemics, including the ongoing pandemic caused by COVID-19.

We are monitoring the conflict between Russia and Ukraine. While we do not expect that the conflict will be directly material to us, associated effects of the geopolitical instability, such as the imposition of sanctions against Russia and Russia’s response to such sanctions (including retaliatory acts like cyber-attacks and sanctions against other countries), could adversely affect the global economy or domestic markets, including ours.
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
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways.
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the U.S. Our business environment can be impacted by uncertainty about the federal fiscal and monetary policymaking process. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Federal fiscal and monetary policymaking decisions could lead to changes in interest rates, inflation, or other economic impacts such as supply chain issues and labor market constraints. The primary impact of inflation on our operations most likely will be reflected in increased operating costs.
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
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2021, we had $370.4 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from alternative sources. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due.
Volatility in oil prices and downturns in the energy industry, particularly in Louisiana, could lead to increased credit losses in our loan portfolio.
As of December 31, 2021, we had non-PPP energy loans of $19.8 million, or 1.2%, of non-PPP loans HFI (non-GAAP). For further information on non-GAAP financial measures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.” We also may have indirect exposure to energy prices, as some of our non-energy customers’ businesses may be affected by volatility with the oil and gas industry and the impact of inflation on energy prices. General uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances, or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Louisiana.
Risks Related to Our Operations
We rely heavily on our executive management team and other key employees, and we could be adversely affected by an unexpected loss of their service.
Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate, and retain highly qualified management and employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees. If we unexpectedly lose the services of one or more of our key personnel, we would also lose the benefit of their skills, knowledge of our primary markets, and years of industry experience. We may not be able to identify and hire qualified replacement personnel on terms acceptable to us, or at all, whether due to tightening labor conditions or otherwise.

We are subject to laws regarding the privacy, information security, and protection of personal information. Unauthorized access, cyber-crime, and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.
In the ordinary course of our business, we necessarily collect, use, and retain, on various information systems that we maintain and in those maintained by third party data service providers, personal and financial information concerning individuals and businesses with which we have a banking relationship. We also maintain important internal company data such as personally identifiable information about our employees and information about our operations. Threats to data security such as unauthorized access and cyber-attacks emerge and change rapidly. These threats may increase our costs for protection or remediation. They may also result in competing time constraints between applicable privacy and other requirements and our ability to secure data in accordance with customer expectations and evolving laws and regulations governing the privacy and protection of personal information.
It is difficult or impossible to defend against every risk posed by changing technologies and cyber-crime. Increasing sophistication of cyber-attacks makes it increasingly difficult to prevent a security breach. Controls employed by our information technology department, our other employees, and our vendors could prove inadequate. We, or any of our vendors or third-party providers, could also experience a breach due to circumstances such as intentional or negligent conduct on the part of employees or other internal and external sources, software bugs, or other technical malfunctions. Any of these threats may cause our customer accounts and financial systems to become vulnerable to takeover schemes or cyber-fraud. If personal, confidential, or proprietary information of customers, employees, or others were to be mishandled or misused by us or third parties with access to that information, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Cyber incidents could include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks or other system integrity events. A breach of our security that results in unauthorized access to our data could expose us to disruption or challenges relating to our daily operations as well as to data loss, litigation, fines, penalties, damages, inquiries, examinations, investigations, significant increases in compliance costs, and reputational damage, which could cause us to lose customers or potential customers.
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
From time to time, we are, or may be, involved in various legal matters arising in the ordinary course of business. One or more unfavorable outcomes of these ordinary course claims or litigation against us could have a material adverse effect. In addition, regardless of their merits, scope, validity, or ultimate outcomes, such matters are costly, time-consuming, may result in protracted litigation or otherwise divert management’s attention, and may materially and adversely affect our reputation, even if resolved favorably.
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
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities, and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions, and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments, and accounting for stock-based compensation. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant, factual assumptions are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management.
We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or subject us to regulatory scrutiny.
The use of statistical and quantitative models and other quantitative analysis is intrinsic to bank decision-making and is becoming increasingly widespread in our operations. It is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Act and the Federal Reserve’s Comprehensive Capital Analysis and Review submissions, we currently utilize stress testing for monitoring and managing interest rate risk and liquidity. We also use a loan pricing model to help price loans, as well as an ALL model to evaluate the ALL. While we believe the quantitative techniques and approaches of these models improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches, or misunderstanding or misuse of their outputs could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, cause adverse regulatory scrutiny.
We utilize third-party companies to support our investment group, and we may be adversely affected by the condition or performance of our third-party brokerage partners.
We are not registered with the SEC as an investment advisor or broker-dealer. To provide a broader range of investment products and services to our customers through our investment group, we partner with third-parties who are licensed and registered to serve in those capacities. The investment products and services provided to our customers through our investment group, by virtue of these third-party channels generally are not insured by the FDIC. Therefore, we may have exposure for illegal, negligent, fraudulent, or other acts of these investment advisors and brokers. Although we seek to limit this exposure through clear disclosure, ongoing oversight, and contractual provisions requiring indemnification, limitations of liability, insurance coverage, and other similar protections, those obligations may not always be enforceable, or our third-party service providers ultimately may not have sufficient financial strength to fully comply.
Risks Related to Our Competition and Services
Our ability to attract and retain customers and maintain our reputation is critical to our growth, profitability, and market share.
We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors. Our business plan emphasizes relationship banking in order to originate loans, attract deposits, and provide other financial services. As a result, our reputation is one of the most valuable components of our business. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Credit unions have become more active in organic growth and growth through acquisitions, and their tax-exempt status may enable them to compete more effectively on rates. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory, and technological changes; and the emergence of alternative sources for financial services, including fintech companies, which could cause us to lose some of our existing customers, and we may not be successful attracting new customers. Our failure to compete effectively in our primary markets could cause us to lose market share.
We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
Our strategy is to expand market share in existing markets and engage in opportunistic new market de novo expansion, supplemented by strategic acquisitions of financial institutions with customer-oriented, compatible philosophies and in desirable geographic areas. De novo expansion carries with it certain potential risks, including possibly significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking center and successfully integrate and promote our corporate culture; poor market reception for de novo banking centers established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and additional strain on management resources and internal systems and controls.
Acquisitions typically involve the payment of a premium over book and market values; therefore, some dilution of our tangible book value and earnings per common share may occur in connection with any future acquisition. Specifically, acquisitions could result in higher than expected deposit attrition, loss of key employees, or other consequences that could adversely affect our business. Further, the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.
Also, as consolidation of the financial services industry continues, the number of appropriate targets may decrease and the price for potential acquisitions may increase, which could reduce our potential returns and reduce the attractiveness of these opportunities to us. In addition, we cannot provide assurance that we will be able to successfully consolidate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management time, effort, and resources and may divert management’s focus from other strategic opportunities and operational matters.
Further, we may not be able to execute on more general aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. We may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth, or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking centers, and the consummation of acquisitions. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology, and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our expansion strategy, we may be unable to maintain our historical growth and earnings trends.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial institutions, financial service companies, or the financial services industry generally, may lead to market-wide liquidity, asset quality, or other problems and could lead to losses or defaults by us or by other institutions.
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
In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain USD-LIBOR rates would cease to be published after June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.
As of December 31, 2021, 3.6% of loans HFI were indexed to LIBOR with a setting that expires June 30, 2023. These loans contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable. However, the existing provisions and/or recent modifications to our documents to address the transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR.
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
Our other primary sources of liquidity consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity to investors. As a secondary source of liquidity, we have the ability to borrow overnight funds from other financial institutions with whom we have a correspondent relationship. We also have the ability to borrow from the FHLB of Dallas. Historically, we have not utilized brokered or internet deposits to meet liquidity needs.
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
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders or creditors. Rather, these laws and regulations are intended to protect consumers, customers, depositors, the FDIC Deposit Insurance Fund, and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Red River Bank can pay to us and that we can pay to our shareholders, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require, require us to have an effective anti-money laundering program, and prohibit discriminatory lending practices and unfair, deceptive, or abusive acts. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, and regulations could make compliance more difficult or expensive.
For additional information regarding laws and regulation to which our business is subject, see “Item 1. Business - Supervision and Regulation.
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
As opportunities arise, we plan to continue establishing de novo banking centers as a part of our organic growth strategy. In addition, we may complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to open or sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. De novo expansion and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals.
Federal and state banking agencies periodically conduct examinations of our business, and our failure to comply with any supervisory actions as a result of such examinations could result in regulatory action or penalties.
As part of the bank regulatory process, the FDIC, the OFI, and the Federal Reserve periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we or the Bank were in violation of any law or regulation, such agency may take a number of different remedial actions as it deems appropriate. These actions include the power to stop any practices such agency found to be unsafe or unsound; to require affirmative action to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to direct an increase in our capital; to restrict our ability to pay dividends; to restrict our growth; to assess civil money penalties against us, the Bank, or our respective officers and directors; to remove officers and directors; and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place it into receivership or conservatorship.
We are subject to capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities, result in regulatory restrictions, or require us to commit capital resources to support the Bank.
Because the Bank does not intend to utilize the simplified CBLR framework, it remains subject to rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III. The rules establish a regulatory capital standard based on common equity Tier I, require the Bank to satisfy a minimum capital adequacy requirement, and impose a CCB. Failure to meet the CCB will result in certain limitations on dividends, stock repurchases, and discretionary bonus payments to executive officers.

Our subsidiary, Red River Bank, is also subject to separate regulatory capital requirements imposed by the FDIC. If the Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management, and capital distributions. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For example, banking organizations experiencing significant internal growth or making acquisitions are often expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
In addition, the Federal Reserve may require us to commit capital resources to support the Bank. The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to make a capital injection to the Bank if it experiences financial distress. Such a capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or to raise additional equity capital to make the required capital injection.
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
Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification under an FDIC risk-based assessment system. The FDIC has the power to change deposit insurance assessment rates, the manner deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Any future additional assessments, increases, or required prepayments in FDIC insurance premiums could adversely impact our earnings.
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
An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency and is subject to price fluctuations and risk of loss. There are many factors that may impact the market price and trading volume of our common stock. In particular, the realization of any of the risks described in this “Item 1A. Risk Factors” of this Report could have a material adverse effect on the market price of our common stock, causing the price of our common stock to decline. The stock market and, in particular, the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases has been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult for investors to sell shares at volumes, prices, or times desired and could result in a risk of loss.

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
As of December 31, 2021, our directors and executive officers beneficially owned approximately 22.1% of our issued and outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
The rights of our common shareholders may be subordinate to the holders of any debt securities or preferred stock that we may issue in the future.
As of December 31, 2021, we did not have any outstanding long-term debt. However, any future indebtedness that we may incur may be senior to our common stock. As a result, we would make payments on our potential future indebtedness before any dividends could be paid on our common stock, and, in the event of our bankruptcy, dissolution, or liquidation, the holders of our potential future indebtedness would be satisfied in full before any distributions could be made to the holders of our common stock.
Although we have not historically issued shares of preferred stock, our board of directors has the authority to issue in the aggregate up to 1,000,000 such shares, and to determine the terms of each issuance of preferred stock and any indebtedness, without shareholder approval, which may be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
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
We will remain an emerging growth company until the earliest of (1) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) December 31, 2024, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, or (4) the date on which we are deemed to be a large accelerated filer under the Exchange Act. Investors may find our common stock less attractive if we rely on these exemptions, which may result in a less active trading market and increased volatility in our stock price.
Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Although we anticipate paying quarterly dividends going forward, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Our ability to pay dividends may also be limited on account of any potential future outstanding indebtedness, as we generally would make payments on outstanding indebtedness before any dividends could be paid on our common stock. Also, because our primary earning asset is our investment in the capital stock of the Bank, we may become dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations, and pay dividends on our common stock. The Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, and other factors deemed relevant by its board of directors. There are numerous laws and banking regulations and guidance that limit our and the Bank’s ability to pay dividends. For more information on dividend regulations, see “Item 1. Business - Supervision and Regulation.”

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.
Certain provisions of our articles of incorporation and bylaws, each as amended and restated, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us, enable our board of directors to issue additional shares of authorized, but unissued capital stock; specify that our shareholders do not have preemptive rights; issue “blank check” preferred stock with such designations, rights, and preferences as may be determined from time to time by the board; increase the size of the board and fill the vacancies created by the increase; not be elected by cumulative voting; amend our bylaws without shareholder approval; require the request of holders of at least 25.0% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting; establish an advance notice procedure for director nominations and other shareholder proposals; and require prior regulatory application and approval of any transaction involving control of our organization.
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
Our stock repurchase program may not enhance long-term stockholder value, and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.
Since August 2020, we have maintained stock repurchase programs. The repurchase programs authorize us to purchase up to a set amount of our outstanding shares of common stock between specific dates. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Red River Bank operates from a network of 27 banking centers throughout Louisiana and two combined LDPOs, one each in Lafayette, Louisiana and New Orleans, Louisiana. The Bank’s principal executive office is located at 1412 Centre Court Drive, Alexandria, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; and Acadiana, which includes the Lafayette MSA.
As of December 31, 2021, Red River Bank owned its main office building and 19 of its banking centers. The remaining banking office facilities were subject to lease agreements. Our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
Item 3. Legal Proceedings
The Company was named as a defendant in a purported class action lawsuit, Aeron Averette v. Red River Bancshares, filed on August 28, 2020, in the 19th Judicial District Court of the State of Louisiana. The lawsuit alleged the Bank wrongfully imposed multiple non-sufficient funds fees on what the plaintiff described as a single item presented for payment, thereby resulting in the Bank breaching its customer account agreement, abusing its rights, and being unjustly enriched. The plaintiff purported to represent a class consisting of all account holders in Louisiana who incurred similar charges by the Bank within the applicable statute of limitations. The plaintiff sought unspecified damages, costs, fees, attorney’s fees, and general and equitable relief for herself and the purported class. The dispute was resolved by settlement agreement dated January 25, 2022, and the lawsuit was dismissed by the court on March 15, 2022.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “RRBI.” Our shares have been traded on the Nasdaq Global Select Market since May 3, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of March 4, 2022, there were approximately 273 holders of record of our common stock.
Dividends and Dividend Policy
We anticipate paying quarterly dividends on our common stock, subject to approval by our board of directors. Although we expect to pay quarterly dividends, we have no obligation to pay dividends, and we may change our dividend policy at any time without notice to our shareholders. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our historical and projected financial condition, liquidity, and results of operations; our capital levels and needs; any acquisitions or potential acquisitions that we are considering; contractual, statutory, and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors.
For information on regulatory restrictions on our and the Bank’s present and future ability to pay dividends, see “Item 1. Business - Supervision and Regulation - Bank Holding Company Regulation - Regulatory Restrictions on Dividends; Source of Strength” and “ - Bank Regulation - Regulatory Restrictions on Dividends.”
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
Issuer Purchases of Equity Securities
In the third quarter of 2021, the $3.0 million stock repurchase program that was approved in August 2020 was completed after reaching the purchase limit. Also in the third quarter of 2021, our Board of Directors approved the renewal of the stock repurchase program. The renewed repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock between September 1, 2021 and August 31, 2022, from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. In the fourth quarter of

2021, we entered into a privately negotiated stock repurchase agreement and repurchased 96,245 shares of common stock for $4.9 million, resulting in the purchase of the full amount authorized by that repurchase program. For the year ended December 31, 2021, we repurchased 153,553 shares of our common stock at an aggregate cost of $7.9 million.
On February 4, 2022, our Board of Directors approved the renewal of the stock repurchase program. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock between February 4, 2022 and December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Our purchases of shares of common stock made during the quarter consisted of stock repurchases made under our publically announced stock repurchase programs and are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)
October 1 - October 31, 2021	—	$—	—	$4,896
November 1 - November 30, 2021	96,245	$50.87	96,245	$—
December 1 - December 31, 2021	—	$—	—	$—
Total	96,245	$50.87	96,245	$—
(1)On August 31, 2021, we announced the renewal of our stock repurchase program, which authorized us to purchase up to $5.0 million of our outstanding common stock between September 1, 2021 and August 31, 2022. In the fourth quarter of 2021, the program was effectively terminated upon reaching our previously approved repurchase limit.
(2)On February 4, 2022, our Board of Directors approved the renewal of our stock repurchase program. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock between February 4, 2022 and December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in financial condition and results of operations of Red River Bancshares, Inc. on a consolidated basis during the year ended December 31, 2021 and selected prior periods. This discussion and analysis should be read in conjunction with information presented elsewhere in this Report, including our audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See the risk factors and other cautionary statements described in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in this Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 27 banking centers throughout Louisiana and two combined LDPOs, one each in Lafayette, Louisiana and New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; and Acadiana, which includes the Lafayette MSA.
Our priority is to drive shareholder value through the establishment of a market-leading commercial banking franchise based in Louisiana. We provide services through relationship-oriented bankers who are committed to their customers and the communities where we offer our products and services. Our strategy is to expand market share in existing markets and engage in opportunistic new market de novo expansion, supplemented by strategic acquisitions of financial institutions with customer-oriented, compatible philosophies and in desirable geographic areas.
COVID-19 UPDATE
Due to the COVID-19 pandemic and executive orders by the governor of Louisiana, the residents, businesses, and non-profit organizations of Louisiana have been subject to the following limitations during 2021:
•Louisiana began 2021 in modified Phase Two restrictions. During this phase, which lasted until March 2, 2021, most non-essential businesses, including restaurants, were limited to 50% occupancy, although places of worship were allowed to continue to operate at 75% occupancy. Other businesses remained closed.
•Effective March 3, 2021, Louisiana moved to modified Phase Three restriction status. Most non-essential businesses, including restaurants, were permitted to operate at 75% occupancy. Other businesses were permitted to operate at 50% occupancy, with certain other restrictions.
•Effective March 31, 2021, certain Phase Three restrictions were lifted. Most non-essential businesses, including restaurants, were allowed to operate at 100% capacity. The statewide mask mandate remained in place.
•Effective April 28, 2021, the statewide mask mandate was lifted.
•On May 26, 2021, remaining limits on occupancy restrictions for businesses were lifted.
•In the first quarter of 2021, COVID-19 vaccinations became widely available. As of December 31, 2021, approximately 50.3% of Louisiana’s population was fully vaccinated.
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
•The fourth quarter of 2021 began with a declining trend of COVID-19 cases and hospitalizations in the Louisiana markets served by Red River Bank. However, as a result of the emergence of the Omicron variant in December 2021, the number of cases and hospitalizations increased toward the end of the quarter.
•Economic activity in Louisiana improved during 2021, although the economy is still impacted by supply chain disruptions and labor shortages.

As an essential business and to support our customers, Red River Bank has provided full banking services throughout the pandemic.
OVERVIEW
2021 was a year of continued organic expansion, operational improvements, and solid financial results. During 2021, we participated in the SBA PPP program, coordinated the forgiveness of most PPP loans, opened a new banking center, entered the New Orleans market, improved our digital banking systems, had executive management changes, repurchased stock, and had strong balance sheet growth and earnings.
2021 Financial and Operational Highlights
•Net income for the year ended December 31, 2021, was $33.0 million, or $4.51 diluted EPS, an increase of $4.8 million, or 17.1%, compared to $28.1 million, or $3.83 diluted EPS, for the year ended December 31, 2020.
•The return on average assets was 1.13% for 2021 and 1.22% for 2020.
•The return on average equity was 11.21% for 2021 and 10.39% for 2020.
•Assets increased $582.1 million, or 22.0%, to $3.22 billion as of December 31, 2021, compared to $2.64 billion as of December 31, 2020. This increase was driven by a $570.0 million, or 24.4%, increase in deposits for the same period. The deposit growth in 2021 was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances.
•Non-PPP loans HFI (non-GAAP) increased $196.3 million, or 13.4%, to $1.67 billion as of December 31, 2021, compared to $1.47 billion as of December 31, 2020. The increase in loans was mainly due to increased loan activity across all of our markets with our newer markets experiencing the most growth. For additional information on non-GAAP financial measures, see “ -Non-GAAP Financial Measures” in this Report.
•Red River Bank is participating in the SBA PPP. During 2021, forgiveness payments on PPP loans exceeded the origination of PPP2 loans which resulted in a $100.9 million, or 85.2%, decrease in PPP loans. As of December 31, 2021, PPP loans were $17.6 million, net of $626,000 of deferred income, or 1.0% of loans HFI. PPP loan income for 2021 was $5.8 million, compared to $5.6 million for 2020.
• The Company had a high level of liquidity in 2021. Average short-term liquid assets totaled $619.4 million, or 22.2% of average earning assets for 2021.
•The net interest margin FTE for 2021 was 2.60%, compared to 3.14% for the prior year. The net interest margin FTE for 2021 was negatively impacted by the higher level of low-yielding short-term liquid assets, combined with the impact of a full year of low interest rates. The high level of low-yielding short-term liquid assets, on a standalone basis, had a 70 bp dilutive impact to the net interest margin FTE in 2021.
•Mortgage loan production and income in 2021 were at record high levels for the Company. Mortgage loan income was $8.7 million for 2021, compared to $8.4 million for 2020.
•NPAs decreased $3.2 million in 2021 and were $979,000, or 0.03% of assets as of December 31, 2021. As of December 31, 2021, the allowance for loan losses was $19.2 million, or 1.14% of loans HFI and 1.15% of non-PPP loans HFI (non-GAAP). Due to improved economic activity in Louisiana and the Bank’s favorable asset quality metrics, the provision for loan losses for 2021 was $1.9 million, compared to $6.3 million for 2020. For additional information on non-GAAP financial measures, see “ -Non-GAAP Financial Measures” in this Report.
•We expanded organically throughout Louisiana with the following events:
◦In our Southwest market, renovations were completed on a new banking center location that we purchased in 2020. This property was remodeled and opened as a full-service banking center in Lake Charles, Louisiana in the third quarter of 2021. Red River Bank has three banking center locations in the Southwest market.
◦We began operations in our newest market, New Orleans, Louisiana. In the third quarter of 2021, we hired a New Orleans market president. In the fourth quarter, we hired seven additional bankers and opened a combined LDPO in downtown New Orleans.
◦In the fourth quarter of 2021, we hired an experienced commercial lender in the Northshore market.
◦In our Acadiana market, renovations were completed on a new banking center location that we purchased in 2020. This location opened as the first Red River Bank full-service banking center in Lafayette, Louisiana on January 26, 2022. Red River Bank also has an LDPO in the Acadiana market.

•In 2021, we paid a quarterly cash dividend of $0.07 per share, resulting in cash dividends of $0.28 per share for 2021, compared to $0.24 per share for 2020.
•In accordance with the Company’s stock repurchase programs, during 2021, the Company repurchased 153,553 shares of its common stock at an aggregate cost of $7.9 million.
•Various management changes occurred in 2021. Bridges Hall was appointed Chief Credit Policy Officer of the Bank, and Tammi Salazar was appointed Chief Operating Officer of the Bank.
•During 2021, the Company invested in the JAM FINTOP Banktech, L.P. fund to strategically develop technology partnerships as we expand the Bank’s digital offerings. Also, we selected and implemented various new, digital banking systems that are expected to improve efficiency, minimize costs, and provide our customers with up-to-date digital banking services and products.
•In August 2021, Hurricane Ida made landfall in southeast Louisiana between New Orleans and Baton Rouge. Red River Bank did not sustain any damage to its locations, and our employees and customers had no significant issues.
The following tables set forth selected historical consolidated financial information for each of the periods indicated. The historical financial information as of and for the years ended December 31, 2021 and 2020, except for the selected ratios, is derived from our audited consolidated financial statements included elsewhere in this Report. The historical financial information as of and for the year ended December 31, 2019, except for the selected ratios, is derived from our audited consolidated financial statements that are not included in this Report. Our historical results may not be indicative of our future performance.

	As of December 31,
(in thousands)	2021	2020	2019
Selected Period End Balance Sheet Data:
Total assets	$3,224,710	$2,642,634	$1,988,225
Interest-bearing deposits in other banks	761,721	417,664	107,355
Securities available-for-sale	659,178	498,206	335,573
Loans held for investment	1,683,832	1,588,446	1,438,924
Total deposits	2,910,348	2,340,360	1,721,120
Total stockholders’ equity	298,150	285,478	251,898

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Net Income	$32,952	$28,145	$24,824

Per Common Share Data:
Earnings per share, basic	$4.53	$3.84	$3.51
Earnings per share, diluted	$4.51	$3.83	$3.49
Book value per share	$41.52	$38.97	$34.48
Tangible book value per share(1,2)	$41.31	$38.76	$34.27
Cash dividends per share	$0.28	$0.24	$0.20
Shares outstanding	7,180,155	7,325,333	7,306,221
Weighted average shares outstanding, basic	7,281,136	7,322,158	7,072,689
Weighted average shares outstanding, diluted	7,299,720	7,345,045	7,115,514

Summary Performance Ratios:
Return on average assets	1.13%	1.22%	1.30%
Return on average equity	11.21%	10.39%	10.86%
Net interest margin	2.54%	3.09%	3.47%
Net interest margin FTE(3)	2.60%	3.14%	3.52%
Efficiency ratio(4)	56.39%	55.77%	59.46%
Loans HFI to deposits ratio	57.86%	67.87%	83.60%
Noninterest-bearing deposits to deposits ratio	39.50%	40.32%	33.98%
Noninterest income to average assets	0.84%	1.00%	0.84%
Operating expense to average assets	1.87%	2.22%	2.49%

Summary Credit Quality Ratios:
NPAs to total assets	0.03%	0.16%	0.33%
Nonperforming loans to loans HFI	0.02%	0.21%	0.37%
Allowance for loan losses to loans HFI	1.14%	1.13%	0.97%
Net charge-offs to average loans	0.04%	0.14%	0.03%

Capital Ratios:
Total stockholders’ equity to total assets	9.25%	10.80%	12.67%
Tangible common equity to tangible assets(1,5)	9.20%	10.75%	12.60%
Total risk-based capital to risk-weighted assets	17.83%	18.68%	18.02%
Tier I risk-based capital to risk-weighted assets	16.76%	17.55%	17.07%
Common equity Tier I capital to risk-weighted assets	16.76%	17.55%	17.07%
Tier I risk-based capital to average assets	9.67%	10.92%	12.82%
(1)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
(2)We calculate tangible book value per common share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
(4)Efficiency ratio represents operating expenses divided by the sum of net interest income and noninterest income.
(5)We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization.

RESULTS OF OPERATIONS
Net income for the year ended December 31, 2021, was $33.0 million, or $4.51 diluted EPS, an increase of $4.8 million, or 17.1%, compared to $28.1 million, or $3.83 diluted EPS, for the year ended December 31, 2020. The increase in net income was primarily due to a $4.4 million decrease in provision expense, a $2.7 million increase in net interest income, and a $1.3 million increase in noninterest income, partially offset by a $2.8 million increase in operating expenses. The return on average assets for the year ended December 31, 2021, was 1.13%, compared to 1.22% for the prior year. The return on average equity was 11.21% for the year ended December 31, 2021, compared to 10.39% for the prior year. Our efficiency ratio for the year ended December 31, 2021, was 56.39%, compared to 55.77% for the year ended December 31, 2020.
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
The Federal Reserve sets the target federal funds rate, which is the cost of immediately available overnight funds, and influences other market rates, such as the prime rate. These market rates impact pricing of certain assets and liabilities used by financial institutions. Our net interest income and net interest margin are directly affected by these rates and their changes. Since March 2020, we have been in a low interest rate environment that has impacted both the net interest income and net interest margin FTE. In March 2020, the target federal funds rate decreased 150 bps to 0.25% and has remained at this rate through December 31, 2021. The average effective federal funds rate was 0.08% for 2021 and 0.38% for 2020.
Net interest income for the year ended December 31, 2021, totaled $71.7 million, a $2.7 million, or 3.9%, increase from the year ended December 31, 2020. Net interest income increased due to a $2.8 million decrease in interest expense, partially offset by a $39,000 decrease in interest and dividend income.
Interest expense decreased as deposits continued to price downward as we adjusted rates on interest-bearing deposits since the start of the COVID-19 pandemic. This decrease was partially offset by higher interest-bearing deposit balances. For the year ended December 31, 2021, average interest-bearing deposits increased $341.4 million, or 28.2%, compared to the year ended December 31, 2020.
Interest and dividend income decreased primarily due to a $1.5 million decrease in non-PPP loan income, partially offset by a $1.2 million increase in tax-exempt securities income and a $211,000 increase in PPP loan income. The decrease in non-PPP loan income was driven mainly by the lower rate environment. Tax-exempt securities income increased due to a $73.8 million, or 57.5%, growth in average tax-exempt securities compared to 2020, partially offset by the impact of lower yields compared to the prior year. PPP loan income increased primarily due to the forgiveness of PPP loans by the SBA and the resulting acceleration of loan origination fees.
Net interest margin FTE decreased 54 bps to 2.60% for the year ended December 31, 2021, compared to 3.14% for the year ended December 31, 2020, mainly due to a higher level of low-yielding short-term liquid assets maintained during 2021 and the Federal Reserve lowering interest rates 150 bps in March 2020. Because deposit growth exceeded loan growth during 2021, excess liquidity was deployed into short-term liquid assets and securities. For the year ended December 31, 2021, average short-term liquid assets totaled $619.4 million, which was 215.4% higher than the prior year and were 22.2% of average earning assets. For the year ended December 31, 2021, on a stand-alone basis, this level of liquidity had a 70 bp dilutive impact to the net interest margin FTE. The yield on interest-bearing balances due from banks and the yield on federal funds sold decreased 13 bps and 17 bps, respectively, due to the Federal Reserve lowering interest rates in March 2020. For the year ended December 31, 2021, the yield on taxable securities decreased 30 bps to 1.30%, compared to 1.60% for the year ended December 31, 2020. The yield on tax-exempt securities decreased 28 bps to 2.06%, compared to 2.34% for the prior year. The decrease in yield, for both taxable and tax-exempt securities, was due to the securities purchased during 2021 having lower yields than the portfolio yield as of December 31, 2020, as a result of the low rate environment. The yield on loans decreased 16 bps to 4.14% for the year ended December 31, 2021, compared to the prior year, due to the impact of the lower interest rate environment on new, renewed, and floating rate non-PPP loans, partially offset by a higher yield on PPP loans. As of December 31, 2021, floating rate loans were 15.0% of loans HFI. The resulting yield on interest-earning assets was 2.74% for the year ended December 31, 2021, a decrease of 73 bps, compared to 3.47%, for the year ended December 31, 2020. The cost of deposits was 0.22% for the year ended December 31, 2021, a decrease of 19 bps, compared to 0.41% for the year ended December 31, 2020. The cost of deposits was lower for 2021 due to a 33 bp decrease in the rate on interest-bearing deposits when compared to 2020 as a result of our adjustments to deposit rates, combined with average noninterest-bearing deposits increasing $233.7 million, or 28.9%.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the years presented:

	For the Years Ended December 31,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,621,606	$67,923	4.14%	$1,587,351	$69,228	4.30%
Securities - taxable	344,913	4,493	1.30%	287,591	4,598	1.60%
Securities - tax-exempt	202,255	4,167	2.06%	128,416	3,003	2.34%
Federal funds sold	66,934	88	0.13%	67,328	207	0.30%
Interest-bearing balances due from banks	552,501	658	0.12%	129,090	322	0.25%
Nonmarketable equity securities	3,448	10	0.28%	2,842	20	0.71%
Total interest-earning assets	2,791,657	$77,339	2.74%	2,202,618	$77,378	3.47%
Allowance for loan losses	(19,155)			(15,192)
Noninterest-earning assets	132,611			125,028
Total assets	$2,905,113			$2,312,454
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,210,796	$1,648	0.14%	$877,836	$2,824	0.32%
Time deposits	341,746	3,969	1.16%	333,260	5,538	1.66%
Total interest-bearing deposits	1,552,542	5,617	0.36%	1,211,096	8,362	0.69%
Other borrowings	—	—	—%	4,664	16	0.35%
Total interest-bearing liabilities	1,552,542	$5,617	0.36%	1,215,760	$8,378	0.69%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,041,238			807,528
Accrued interest and other liabilities	17,507			18,192
Total noninterest-bearing liabilities	1,058,745			825,720
Stockholders’ equity	293,826			270,974
Total liabilities and stockholders’ equity	$2,905,113			$2,312,454
Net interest income		$71,722			$69,000
Net interest spread			2.38%			2.78%
Net interest margin			2.54%			3.09%
Net interest margin FTE(3)			2.60%			3.14%
Cost of deposits			0.22%			0.41%
Cost of funds			0.20%			0.38%
(1)Includes average outstanding balances of loans HFS of $8.6 million and $14.2 million for the years ended December 31, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
In 2020 and 2021, Red River Bank participated in the SBA PPP and originated 1,888 PPP loans totaling $260.8 million. Under the terms of the PPP, we receive loan origination fees from the SBA ranging from 1.0% to 5.0% of the initial principal amount of the loans, and PPP loans have a 1.0% interest rate. PPP origination fees totaled $9.8 million, or 3.76%, of originated PPP loans and are recorded to interest income over the 24- or 60-month loan term or until the loans are forgiven by the SBA or repaid by the borrower. As PPP loan forgiveness or borrower payments are received, the remaining portion of origination fees are recorded to income. For 2021, PPP loan income totaled $5.8 million, resulting in a 7.46% yield, compared to PPP loan income of $5.6 million, resulting in a 4.35% yield for 2020.
Excluding PPP loan income, net interest income (non-GAAP) for the year ended December 31, 2021, was $65.9 million, which was $2.5 million, or 4.0%, higher than the prior year. Also, with PPP loans excluded for the year ended December 31, 2021, the yield on non-PPP loans (non-GAAP) was 3.97%, and the net interest margin FTE (non-GAAP) was 2.46%. For the year ended December 31, 2021, PPP loans had a 17 bp accretive impact to the yield on loans and a

14 bp accretive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
	2021			2020
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,621,606	$67,923	4.14%	$1,587,351	$69,228	4.30%
Less: PPP loans, net
Average	77,222			127,410
Interest		809			1,351
Fees		4,964			4,211
Total PPP loans, net	77,222	5,773	7.46%	127,410	5,562	4.35%
Non-PPP loans (non-GAAP)(3)	$1,544,384	$62,150	3.97%	$1,459,941	$63,666	4.29%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$71,722			$69,000
PPP loan income		(5,773)			(5,562)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$65,949			$63,438

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.25%			2.72%
Net interest margin			2.40%			3.01%
Net interest margin FTE(4)			2.46%			3.07%
(1)Includes average outstanding balances of loans HFS of $8.6 million and $14.2 million for the years ended December 31, 2021 and 2020, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Non-GAAP financial measure. See also “ - Non-GAAP Financial Measures” in this Report.
(4)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
The Federal Reserve is expected to raise the target federal funds rate several times in 2022. Our balance sheet is asset sensitive, and historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. Dependent upon balance sheet activity and excluding PPP loans, we expect an increasing rate environment to have a positive effect on our net interest income and net interest margin FTE in 2022.

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

	For the Years Ended December 31, 2021 vs 2020
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,497	$(2,802)	$(1,305)
Securities - taxable	916	(1,021)	(105)
Securities - tax-exempt	1,727	(563)	1,164
Federal funds sold	(1)	(118)	(119)
Interest-bearing balances due from banks	967	(631)	336
Nonmarketable equity securities	4	(14)	(10)
Total interest-earning assets	$5,110	$(5,149)	$(39)
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,110	$(2,286)	$(1,176)
Time deposits	144	(1,713)	(1,569)
Total interest-bearing deposits	1,254	(3,999)	(2,745)
Other borrowings	(16)	—	(16)
Total interest-bearing liabilities	$1,238	$(3,999)	$(2,761)
Increase (decrease) in net interest income	$3,872	$(1,150)	$2,722
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
The provision expense for the year ended December 31, 2021, was $1.9 million, a decrease of $4.4 million from $6.3 million for the year ended December 31, 2020. The provision for loan losses was lower in 2021 since the economic activity in Louisiana and our asset quality metrics improved during the year. The provision for loan losses was higher in 2020 due to economic pressures relating to the COVID-19 pandemic.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Noninterest income increased $1.3 million to $24.5 million for the year ended December 31, 2021, compared to $23.2 million for the prior year. The increase in noninterest income was mainly due to higher brokerage income, net debit card income, service charges on deposit accounts, mortgage loan income, and gains on sales of properties. These increases were partially offset by a lower gain on sale and call of securities, a loss on equity securities, and reduced income from an SBIC limited partnership of which Red River Bank is a member.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	Increase/(Decrease)
Noninterest income:
Service charges on deposit accounts	$4,775	$4,108	$667	16.2%
Debit card income, net	4,415	3,641	774	21.3%
Mortgage loan income	8,676	8,398	278	3.3%
Brokerage income	3,297	2,324	973	41.9%
Loan and deposit income	1,738	1,701	37	2.2%
Bank-owned life insurance income	648	568	80	14.1%
Gain (Loss) on equity securities	(175)	85	(260)	(305.9)%
Gain (Loss) on sale of securities	194	1,441	(1,247)	(86.5)%
SBIC income	654	775	(121)	(15.6)%
Other income	271	126	145	115.1%
Total noninterest income	$24,493	$23,167	$1,326	5.7%
Brokerage income increased $973,000 to $3.3 million for 2021, when compared to 2020. This increase was primarily due to the growth in assets under management combined with beneficial changes resulting from the investment broker-dealer partner conversion in the second quarter of 2020. Assets under management were $787.1 million and $647.8 million as of December 31, 2021 and 2020, respectively.
Debit card income, net, increased $774,000 to $4.4 million for 2021, when compared to 2020 due to an increase in the number of debit card transactions.
Service charges on deposit accounts increased $667,000 to $4.8 million for 2021, when compared to 2020. This increase was due to higher customer transaction activity in 2021 as the economy reopened and customer spending habits returned to pre-COVID-19 levels. In addition, 2020 was impacted by approximately $168,000 in reduced deposit fees due to temporary fee reductions in the second quarter of 2020 in response to the COVID-19 pandemic.
Mortgage loan income increased $278,000 to $8.7 million for 2021, compared to $8.4 million for 2020. In 2021, mortgage loan activity and income benefited from a continued low mortgage interest rate environment and adjusted mortgage loan fees.
Other income was $271,000 for 2021, when compared to $126,000 for 2020. In 2021, OREO properties and a bank property were sold, resulting in a nonrecurring $219,000 net gain on sale.
The gain on the sale and call of securities was $194,000 for 2021 as a result of portfolio restructuring transactions to improve the structure and yield of the portfolio. In 2020, the gain on the sale and call of securities was $1.4 million, a result of proactive portfolio restructuring transactions in response to the changed and lower interest rate environment.
The gain or loss on equity securities is a mark-to-market adjustment primarily driven by changes in the interest rate environment. Due to fluctuations in market rates between periods, equity securities had a mark-to-market loss of $175,000 in 2021, compared to an $85,000 gain in 2020. An additional $4.0 million investment into equity securities in the third quarter of 2021 also affected the amount of mark-to-market adjustment in 2021.
SBIC income decreased $121,000 to $654,000 for 2021, compared to $775,000 for 2020. This decrease was a result of lower operating income being distributed by the SBIC in 2021, partially offset by a dividend received in the second quarter of 2021.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Operating expenses increased $2.8 million to $54.3 million for the year ended December 31, 2021, compared to $51.4 million for the year ended December 31, 2020. The increase in operating expenses was mainly due to higher personnel expenses, other operating expenses, regulatory assessment expense, other taxes, occupancy and equipment expenses, and technology expenses. These increases were partially offset by lower legal and professional expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	Increase (Decrease)
Operating expenses:
Personnel expenses	$32,449	$31,160	$1,289	4.1%
Non-staff expenses:
Occupancy and equipment expenses	5,443	5,106	337	6.6%
Technology expenses	2,810	2,542	268	10.5%
Advertising	921	933	(12)	(1.3)%
Other business development expenses	1,169	1,020	149	14.6%
Data processing expense	1,982	1,905	77	4.0%
Other taxes	2,082	1,733	349	20.1%
Loan and deposit expenses	1,016	1,052	(36)	(3.4)%
Legal and professional expenses	1,683	2,141	(458)	(21.4)%
Regulatory assessment expense	933	538	395	73.4%
Other operating expenses	3,767	3,276	491	15.0%
Total operating expenses	$54,255	$51,406	$2,849	5.5%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses were $32.4 million for 2021, an increase of $1.3 million compared to 2020. As of December 31, 2021 and 2020, we had 358 and 335 employees, respectively. The increase in personnel expenses was primarily related to additional staff resulting from our expansion in the New Orleans, Southwest, and Acadiana markets.
Other operating expenses increased $491,000 to $3.8 million for 2021 compared to the prior year. This increase was primarily the result of a $311,000 nonrecurring expense reduction related to the dissolution of an acquired subsidiary in the first quarter of 2020.
Regulatory assessment expense increased $395,000 to $933,000 for 2021 compared to 2020. The Bank was notified by the FDIC that it did not have an FDIC insurance assessment for the first quarter of 2020; however, it would have an assessment starting in the second quarter of 2020. Since the second quarter of 2020, the FDIC insurance assessment has increased as a result of increasing deposit account balances. Therefore, the FDIC insurance assessment expense increased $361,000 for 2021 compared to the prior year.
Other taxes increased $349,000 to $2.1 million for 2021 compared to 2020. This increase was due to an increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Occupancy and equipment expenses increased $337,000 to $5.4 million for 2021 compared to 2020. This increase was primarily a result of our expansion in our newer markets throughout 2020 and the second half of 2021, partially offset by a reduction in COVID-19 pandemic occupancy-related expenses in 2021.
Technology expenses increased $268,000 to $2.8 million for 2021 compared to the prior year. This increase was attributed to new computer hardware and communication systems to support the expansion in our newer markets and for business continuity planning purposes. The increase was also due to the implementation of a new loan processing system and additional technology support services.
Legal and professional expenses decreased $458,000 to $1.7 million for 2021 compared to 2020. This decrease was due to lower attorney fees as a result of the completion of various legal matters in late 2020.
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

Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, life insurance policies, and the income tax effects associated with stock-based compensation. The CARES Act and Families First Coronavirus Response Act passed in March of 2020 did not have a material impact on our income tax expense or our effective tax rate for the years ended December 31, 2021 and 2020.
For the years ended December 31, 2021 and 2020, income tax expense totaled $7.1 million and $6.3 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. The effective income tax rate for 2021 was 17.7%, compared to 18.3% for 2020.
FINANCIAL CONDITION
General
As of December 31, 2021, total assets were $3.22 billion, which was $582.1 million, or 22.0%, higher than total assets of $2.64 billion as of December 31, 2020. Within total assets, compared to December 31, 2020, interest-bearing deposits in other banks increased by $344.1 million, securities AFS increased by $161.0 million, and loans HFI increased by $95.4 million. For liabilities, compared to December 31, 2020, interest-bearing deposits increased by $363.9 million, and noninterest-bearing deposits increased by $206.1 million. As of December 31, 2021, the loans HFI to deposits ratio was 57.86%, compared to 67.87% as of December 31, 2020, and the noninterest-bearing deposits to total deposits ratio was 39.50%, compared to 40.32% as of December 31, 2020. Stockholders’ equity increased $12.7 million during 2021 to $298.2 million as of December 31, 2021.
Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks are the second largest component of earning assets. As of December 31, 2021, interest-bearing deposits in other banks were 23.6% of total assets. Historically, interest-bearing deposits in other banks were a much smaller portion of our total assets. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Interest-bearing deposits in other banks increased $344.1 million, or 82.4%, in 2021 to $761.7 million as of December 31, 2021. This increase was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances.
Securities
Our securities portfolio is the third largest component of earning assets and provides a significant source of revenue. As of December 31, 2021, our securities portfolio was 20.7% of total assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and to complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS
Securities AFS were $659.2 million as of December 31, 2021, an increase of $161.0 million, or 32.3%, from $498.2 million as of December 31, 2020. Investment activity for the year ended December 31, 2021, included $389.5 million of securities purchased, partially offset by $113.5 million in sales and $99.2 million in maturities, principal repayments, and calls. The unrealized gain/loss of the securities AFS portfolio decreased $13.5 million for the year ended December 31, 2021.
In 2021, we sold $113.5 million of securities AFS as part of restructuring transactions. A large portion of the securities sold were mortgage-backed securities that had accelerated prepayment speeds and were owned at higher book prices. Due to these accelerated prepayment speeds, the yields had declined. We reinvested the proceeds into securities with improved structure, which rebalanced the cash flows for the portfolio, reduced amortization expense for the mortgage-backed sector, reduced extension risk, and improved the portfolio yield.
In 2021, due to the low interest rate environment, we also reallocated $222.9 million from overnight funds yielding 0.12% to securities AFS yielding 1.15%. Although this reallocation negatively impacted the overall securities portfolio yield, we expect it to improve future interest income by moving these funds from overnight funds to a higher yielding investment.
The securities AFS portfolio tax-equivalent yield was 1.79% for the year ended December 31, 2021, compared to 2.02% for the year ended December 31, 2020. The decrease in yield for 2021, compared to 2020, was due to purchasing a significant amount of securities during 2021 with lower yields than the portfolio yield as of December 31, 2020, as a result of the low rate environment.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and, consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of December 31, 2021, the average life of our securities portfolio was 4.9 years with an estimated modified duration of 4.5 years.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. As of December 31, 2021, the unrealized loss of the securities AFS portfolio was $4.8 million, a decrease of $13.5 million, compared to an unrealized gain of $8.8 million as of December 31, 2020. This change is attributed to an increase in market rates, which resulted in lower prices on securities and, therefore, an overall lower market value of the portfolio.
The following tables summarize the amortized cost and estimated fair value of our securities AFS by type as of the dates indicated. As of December 31, 2021, other than securities issued by U.S. government agencies or government sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. Treasury securities	—	—	—	—
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206

The following table shows the fair value of securities AFS, which mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date the last underlying mortgage matures. Yields are weighted-average tax equivalent yields that are calculated by dividing projected annual income by the average amortized cost of the applicable securities while using a 21.0% federal income tax rate, when applicable.

	Contractual Maturity as of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$79	1.56%	$1,031	1.68%	$45,509	1.48%	$332,907	1.28%	$379,526	1.30%
Municipal bonds	9,807	2.04%	25,032	1.89%	15,996	2.73%	179,136	2.58%	229,971	2.49%
U.S. Treasury securities	—	—%	41,616	0.66%	—	—%	—	—%	41,616	0.66%
U.S. agency securities	—	—%	3,614	1.47%	4,451	1.73%	—	—%	8,065	1.61%
Total Securities AFS	$9,886	2.04%	$71,293	1.14%	$65,956	1.80%	$512,043	1.72%	$659,178	1.67%
(1)Tax equivalent projected book yield as of December 31, 2021.

Equity Securities
Equity securities are an investment in a CRA mutual fund. We invest in the mutual fund as part of our strategy to meet our obligations described within the CRA, which encourages financial institutions to help meet the credit needs of their entire market area, including low and moderate income neighborhoods, consistent with safe and sound banking principles. Through this fund, mortgage-backed securities are purchased according to our allocations, with their underlying collateral located in our market areas, which strengthens our efforts to meet our CRA obligations.
Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $7.8 million as of December 31, 2021, with a recognized loss of $175,000 for the year ended December 31, 2021, compared to a fair value of $4.0 million as of December 31, 2020, with a recognized gain of $85,000 for the year ended December 31, 2020. In the third quarter of 2021, we invested an additional $4.0 million into the CRA mutual fund. This additional investment was allocated to the assessment areas in our markets, including our newer markets, and other areas of Louisiana to further strengthen our efforts to meet our CRA obligations. There were no sales of equity securities for the year ended December 31, 2021.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of December 31, 2021, loans HFI were $1.68 billion, an increase of $95.4 million, or 6.0%, compared to $1.59 billion as of December 31, 2020.
Red River Bank began participating in the SBA PPP in the second quarter of 2020. Through December 31, 2021, we had received $198.6 million in SBA forgiveness and borrower payments on 99.9% of the PPP1 loans originated. In 2021, we originated 488 PPP2 loans totaling $58.3 million with an average size of $119,000. PPP2 loan origination fees totaled $2.7 million, or 4.65% of PPP2 loans. Through December 31, 2021, we had received $40.6 million in SBA forgiveness and borrower payments on 78.7% of the PPP2 loans originated. As of December 31, 2021, PPP loans totaled $17.6 million, net of $626,000 of deferred income, or 1.0% of loans HFI. As of December 31, 2020, PPP loans totaled $118.4 million, net of $2.8 million of deferred income, or 7.5% of loans HFI.
As of December 31, 2021, non-PPP loans HFI (non-GAAP) were $1.67 billion, an increase of $196.3 million, or 13.4%, from December 31, 2020. The increase in non-PPP loans HFI (non-GAAP) was due to increased loan activity across all of our markets with our newer markets experiencing the most growth. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Loans by Category
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	December 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$670,293	39.8%	$556,769	35.0%
One-to-four family residential	474,420	28.2%	442,889	27.9%
Construction and development	106,339	6.3%	127,321	8.0%
Commercial and industrial	311,373	18.5%	250,428	15.8%
SBA PPP, net of deferred income	17,550	1.0%	118,447	7.5%
Tax-exempt	80,726	4.8%	68,666	4.3%
Consumer	23,131	1.4%	23,926	1.5%
Total loans HFI	$1,683,832	100.0%	$1,588,446	100.0%
Total non-PPP loans HFI (non-GAAP) (1)	$1,666,282		$1,469,999
Total loans HFS	$4,290		$29,116
(1)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Commercial Real Estate Loans. Commercial real estate loans are primarily made for commercial property that is owner occupied as well as commercial property owned by real estate investors. Real estate securing these loans includes many property types, such as retail centers, nursing homes, offices and office buildings, medical facilities, warehouses, churches and related facilities, production facilities, and multifamily properties. Commercial real estate loans increased $113.5 million, or 20.4%, to $670.3 million as of December 31, 2021, from $556.8 million as of December 31, 2020.
Non-owner occupied commercial real estate loans were $339.1 million, or 20.1% of loans HFI, and represented 110.9% of the Bank’s total risk-based capital as of December 31, 2021. The owner occupied and non-owner occupied components of the commercial real estate portfolio are summarized below.

	December 31,
	2021		2020
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Commercial real estate
Owner occupied	$331,152	19.7%	$319,790	20.1%
Non-owner occupied	339,141	20.1%	236,979	14.9%
Total commercial real estate	$670,293	39.8%	$556,769	35.0%
One-to-Four Family Residential Loans. One-to-four family residential loans are predominantly first lien mortgage loans secured by owner occupied one-to-four family residential properties. One-to-four family residential loans increased $31.5 million, or 7.1%, to $474.4 million as of December 31, 2021, compared to $442.9 million as of December 31, 2020.
Construction and Development Loans. The construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Construction and development loans decreased $21.0 million, or 16.5%, to $106.3 million as of December 31, 2021, compared to $127.3 million as of December 31, 2020.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including, but not limited to, inventory, equipment, capital expansion, and working capital enhancement. Collateral typically includes a lien on general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate. A personal guaranty is generally obtained from the borrower or principal. Commercial and industrial loans increased $60.9 million, or 24.3%, to $311.4 million as of December 31, 2021, from $250.4 million as of December 31, 2020.
SBA PPP, Net of Deferred Income. SBA PPP loans are made to small businesses and other entities and individuals according to the criteria set forth by the CARES Act in March 2020. These loans are guaranteed by the SBA, have a 24- or 60-month term at an interest rate of 1.0%, and are subject to forgiveness by the SBA dependent upon meeting eligibility requirements.
Tax-Exempt Loans. Tax-exempt loans are made to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans are typically secured by and paid for by ad valorem taxes. Tax-exempt loans increased $12.1 million, or 17.6%, to $80.7 million as of December 31, 2021, compared to $68.7 million as of December 31, 2020.
Consumer Loans. Consumer loans are made to individuals for personal, family, and household purposes and include secured and unsecured installment and term loans. Consumer loans are offered as an accommodation to existing customers and are not marketed to persons without a pre-existing relationship with us.

Industry Concentrations
The North American Industry Classification System (“NAICS”) is an industry classification system used to categorize loans by the borrower’s type of business. Industry concentrations stated as a percentage of non-PPP loans HFI (non-GAAP) are presented below:

December 31, 2021
Health care	8.3%
Construction	4.6%
Investor one-to-four family and multifamily	4.2%
Hospitality services	4.1%
Retail trade	4.0%
Public administration	3.4%
Religious and other nonprofit	1.9%
Manufacturing	1.6%
Finance and insurance	1.6%
Energy	1.2%
All other	65.1%
Total non-PPP loans HFI (non-GAAP) by industry concentration	100.0%
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of December 31, 2021, health care loans were $138.1 million, or 8.3% of non-PPP loans HFI (non-GAAP), compared to $149.4 million, or 10.2% of non-PPP loans HFI (non-GAAP) as of December 31, 2020. The average health care loan size was $295,000 as of December 31, 2021, and $305,000 as of December 31, 2020. Within the health care sector, loans to physician and dental practices were 4.6% of non-PPP loans HFI (non-GAAP) as of December 31, 2021, and 5.7% as of December 31, 2020. Nursing and residential care loans were 3.6% of non-PPP loans HFI (non-GAAP) as of December 31, 2021, and 4.4% as of December 31, 2020. For further information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Geographic Markets
As of December 31, 2021, Red River Bank currently operates in seven geographic markets throughout the state of Louisiana. We entered the Acadiana market in the fourth quarter of 2020 and the New Orleans market in the fourth quarter of 2021. The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	December 31, 2021
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$607,233	36.5%
Northwest	343,505	20.6%
Capital	478,703	28.7%
Southwest	97,175	5.8%
Northshore	91,041	5.5%
Acadiana	28,629	1.7%
New Orleans	19,996	1.2%
Total non-PPP loans HFI (non-GAAP)	$1,666,282	100.0%
For further information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.

Loan Portfolio Maturity Analysis
The maturity distribution for non-PPP loans HFI (non-GAAP) are summarized below:

	December 31, 2021
(dollars in thousands)	Within One Year	After One Year but Within Five Years	After Five Years but Within 15 Years	After 15 Years	Total
Real estate:
Commercial real estate	$64,546	$325,266	$280,093	$388	$670,293
One-to-four family residential	27,807	89,493	281,940	75,180	474,420
Construction and development	70,227	24,437	11,279	396	106,339
Commercial and industrial	115,780	147,002	48,535	56	311,373
Tax-exempt	5,107	13,740	51,351	10,528	80,726
Consumer	5,772	16,797	417	145	23,131
Total non-PPP loans HFI (non-GAAP)	$289,239	$616,735	$673,615	$86,693	$1,666,282
For further information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Fixed and Floating Rate Loans
The dollar amount, as of December 31, 2021, of fixed and floating rate non-PPP loans HFI (non-GAAP) that mature after December 31, 2022, are presented in the following table:

	December 31, 2021
(dollars in thousands)	Fixed Rate Loans	Floating Rate Loans	Total
Real estate:
Commercial real estate	$573,570	$32,177	$605,747
One-to-four family residential	437,871	8,742	446,613
Construction and development	25,731	10,381	36,112
Commercial and industrial	143,893	51,700	195,593
Tax-exempt	75,619	—	75,619
Consumer	15,478	1,881	17,359
Total	$1,272,162	$104,881	$1,377,043
For further information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of December 31, 2021, 3.6% of our non-PPP loans HFI (non-GAAP) were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate. For further information on non-GAAP financial measures, see  “ - Non-GAAP Financial Measures” in this Report.
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

NPAs totaled $979,000 as of December 31, 2021, down $3.2 million, or 76.7%, from $4.2 million as of December 31, 2020. Our ratio of NPAs to total assets was 0.03% as of December 31, 2021, compared to 0.16% as of December 31, 2020. These improvements were primarily due to the payoff and charge-off of nonaccrual loans and the sale of OREO during 2021.
Nonperforming loan and asset information is summarized below:

	December 31,
(dollars in thousands)	2021	2020
Nonperforming loans:
Nonaccrual loans	$280	$3,307
Accruing loans 90 or more days past due	39	3
Total nonperforming loans	319	3,310
Foreclosed assets:
Real estate	660	896
Total foreclosed assets	660	896
Total NPAs	$979	$4,206

Troubled debt restructurings:(1,2)
Nonaccrual loans	$—	$1,217
Performing loans	3,944	1,454
Total TDRs	$3,944	$2,671

Nonaccrual loans to loans HFI	0.02%	0.21%
Nonperforming loans to loans HFI(1)	0.02%	0.21%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.02%	0.23%
NPAs to total assets	0.03%	0.16%
(1)Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
(2)In accordance with interagency regulatory guidance issued in March 2020 and revised in April 2020, COVID-19 pandemic-related short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
(3)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Nonaccrual loans are summarized below by category:

	December 31,
(in thousands)	2021	2020
Real estate:
Commercial real estate	$51	$1,846
One-to-four family residential	216	574
Construction and development	—	—
Commercial and industrial	13	882
SBA PPP	—	—
Tax-exempt	—	—
Consumer	—	5
Total nonaccrual loans	$280	$3,307
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
Loans classified as substandard have well defined weaknesses that jeopardize normal repayment of principal and interest. Prompt corrective action is required to reduce exposure and to assure adequate remedial actions are taken by the borrower. If these weaknesses do not improve, loss is possible.
Loans classified as doubtful have well defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the allowance for loan losses.
Loans HFI are summarized below by risk category:

	December 31, 2021
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$666,838	$499	$2,956	$—	$—	$670,293
One-to-four family residential	473,638	321	461	—	—	474,420
Construction and development	105,838	—	501	—	—	106,339
Commercial and industrial	306,925	1,551	2,897	—	—	311,373
SBA PPP	17,550	—	—	—	—	17,550
Tax-exempt	80,726	—	—	—	—	80,726
Consumer	23,003	21	107	—	—	23,131
Total loans HFI	$1,674,518	$2,392	$6,922	$—	$—	$1,683,832
% of loans HFI	99.5%	0.1%	0.4%	—%	—%	100.0%

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
As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for us on January 1, 2023. When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. This model will replace the existing incurred loss model. Refer to “Item 8. Financial Statements and

Supplementary Data - Note 1 - Business and Summary of Significant Accounting Policies - Issued but Not Adopted Accounting Standards” for more information on ASU No. 2016-13.
As of December 31, 2021, the allowance for loan losses totaled $19.2 million, or 1.14%, of loans HFI, and 1.15% of non-PPP loans HFI (non-GAAP). As of December 31, 2020, the allowance for loan losses totaled $18.0 million, or 1.13%, of loans HFI. The $1.2 million increase in the allowance for loan losses for the year ended December 31, 2021, was due to $1.9 million from the provision for loan losses, partially offset by $675,000 of net charge-offs. For further information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The provision for loan losses for the year ended December 31, 2021, was $1.9 million, a decrease of $4.4 million from $6.3 million for the year ended December 31, 2020. The provision for loan losses was lower in 2021 since the economic activity in Louisiana and our asset quality metrics improved during the year. The provision for loan losses was higher in 2020 due to economic pressures relating to the COVID-19 pandemic.
Net charge-offs for the year ended December 31, 2021, were $675,000, a decrease of $1.6 million from $2.3 million for the year ended December 31, 2020. The ratio of net charge-offs to average loans was 0.04% and 0.14% for the years ended December 31, 2021 and December 31, 2020, respectively. The 2021 results were primarily due to the charge-off of $515,000 of nonaccrual loans. The 2020 results were primarily due to the charge-off of $1.7 million in energy related loans.

The following table displays activity in the allowance for loan losses for the periods shown:

	As of and for the Years Ended December 31,
(dollars in thousands)	2021	2020
Loans HFI	$1,683,832	$1,588,446
Non-PPP loans HFI (non-GAAP)(1)	$1,666,282	$1,469,999
Nonaccrual loans	$280	$3,307
Average loans	$1,621,606	$1,587,351

Allowance for loan losses at beginning of period	$17,951	$13,937
Provision for loan losses	1,900	6,293
Charge-offs:
Real estate:
Commercial real estate	(450)	—
One-to-four family residential	(10)	—
Construction and development	—	(14)
Commercial and industrial	(74)	(2,184)
Consumer	(351)	(355)
Total charge-offs	(885)	(2,553)
Recoveries:
Real estate:
Commercial real estate	—	—
One-to-four family residential	18	10
Construction and development	2	1
Commercial and industrial	27	89
Consumer	163	174
Total recoveries	210	274
Net (charge-offs)/recoveries	(675)	(2,279)
Allowance for loan losses at end of period	$19,176	$17,951

Allowance for loan losses to loans HFI	1.14%	1.13%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.15%	1.22%
Allowance for loan losses to nonaccrual loans	6,848.57%	542.82%
(1)Non-GAAP financial measure. For calculations and reconciliations to GAAP and non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
We believe the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for loan losses are subject to ongoing evaluations of the factors and loan portfolio risks described above, including economic pressures related to the COVID-19 pandemic, inflation, labor market and supply chain constraints, and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate, and material additional provisions for loan losses could be required.

The following table displays the allocation of the allowance for loan losses among the loan classifications for the dates indicated. The allocations shown below should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in the future will necessarily occur in these amounts or in the indicated proportions. The total allowance for loan losses is available to absorb losses from any loan classification.

	December 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$6,749	35.2%	$5,798	32.3%
One-to-four family residential	5,375	28.0%	5,390	30.0%
Construction and development	1,326	6.9%	1,699	9.5%
Commercial and industrial	4,440	23.2%	3,631	20.2%
SBA PPP	25	0.1%	318	1.8%
Tax-exempt	749	3.9%	680	3.8%
Consumer	512	2.7%	435	2.4%
Total allowance for loan losses	$19,176	100.0%	$17,951	100.0%
The following table displays the ratio of net charge-offs to average loans outstanding for loans HFI by category for the periods shown:

	As of December 31,
	2021	2020
Real estate:
Commercial real estate	0.03%	—%
One-to-four family residential	—%	—%
Construction and development	—%	—%
Commercial and industrial	—%	0.13%
SBA PPP	—%	—%
Tax-exempt	—%	—%
Consumer	0.01%	0.01%
Total	0.04%	0.14%
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
Total deposits increased $570.0 million, or 24.4%, to $2.91 billion as of December 31, 2021, from $2.34 billion as of December 31, 2020. Noninterest-bearing deposits increased $206.1 million, or 21.8%, during 2021 to $1.15 billion as of December 31, 2021. Noninterest-bearing deposits as a percentage of total deposits were 39.50% as of December 31, 2021, compared to 40.32% as of December 31, 2020. Interest-bearing deposits increased $363.9 million, or 26.1%, during 2021 to $1.76 billion as of December 31, 2021, with the largest increase in money market accounts. The increase in deposits was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances.

The following table presents our deposits by account type as of the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand deposits	$1,149,672	39.5%	$943,615	40.3%
Interest-bearing deposits:
NOW accounts	503,383	17.3%	402,572	17.2%
Money market accounts	733,044	25.2%	506,902	21.7%
Savings accounts	191,076	6.5%	146,264	6.2%
Time deposits less than or equal to $250,000	243,596	8.4%	247,665	10.6%
Time deposits greater than $250,000	89,577	3.1%	93,342	4.0%
Total interest-bearing deposits	$1,760,676	60.5%	$1,396,745	59.7%
Total deposits	$2,910,348	100.0%	$2,340,360	100.0%
The following table presents deposits by customer type as of the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Consumer	$1,400,369	48.1%	$1,091,268	46.6%
Commercial	1,283,992	44.1%	1,054,736	45.1%
Public	225,987	7.8%	194,356	8.3%
Total deposits	$2,910,348	100.0%	$2,340,360	100.0%
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
Our average deposit balance was $2.59 billion for the year ended December 31, 2021, an increase of $575.2 million, or 28.5%, from $2.02 billion for the year ended December 31, 2020. For 2021, average public entity deposits were 6.5% of average total deposits. The average cost of interest-bearing deposits and total deposits for 2021 was 0.36% and 0.22% compared to 0.69% and 0.41% for 2020. The decrease in the average cost of interest-bearing deposits and total deposits in 2021 as compared to 2020 was a result of lowering deposit rates in 2021 due to the low interest rate environment and our liquidity position. Also, as of December 31, 2021, 4.4% of interest-bearing transaction deposits had floating rates which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Years Ended December 31,
	2021		2020
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,041,238	0.00%	$807,528	0.00%
Interest-bearing deposits:
NOW accounts	398,620	0.07%	318,564	0.19%
Money market accounts	638,137	0.19%	433,348	0.48%
Savings accounts	174,039	0.10%	125,924	0.11%
Time deposits	341,746	1.16%	333,260	1.66%
Total interest-bearing deposits	1,552,542	0.36%	1,211,096	0.69%
Total average deposits	$2,593,780	0.22%	$2,018,624	0.41%
Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $1.22 billion and $855.6 million at December 31, 2021 and 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	December 31, 2021
Three months or less	$5,606
Over three months through six months	9,813
Over six months through 12 months	13,947
Over 12 months	9,461
Total	$38,827
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of December 31, 2021 and 2020.

Federal Home Loan Bank Advances. We utilize the FHLB of Dallas as needed as a funding source. As of December 31, 2021 and 2020, our total FHLB of Dallas line availability was $748.6 million and $680.5 million, respectively. This line is secured by a blanket floating lien on selected Red River Bank loans that meet FHLB of Dallas collateral requirements. At various times, we may obtain letters of credit from the FHLB of Dallas as collateral for our public entity deposits. As of December 31, 2021 and 2020, we held unfunded letters of credit from the FHLB of Dallas in the amount of $143.8 million and $169.7 million, respectively. As of December 31, 2021 and 2020, we had net borrowing capacity of $604.8 million and $510.8 million, respectively, under this arrangement.
Other Borrowings. We may also utilize federal funds from various correspondent financial institutions as a source of short-term funding. As of December 31, 2021 and 2020, we had $95.0 million in federal funds lines available from these funding sources. We had no outstanding balances on these lines during 2021 and 2020.
Hancock Whitney Bank Line of Credit. We maintain a revolving line of credit at Hancock Whitney Bank collateralized by 100.0% of the stock of Red River Bank. As of December 31, 2021 and 2020, total borrowing capacity was $6.0 million under this arrangement. The Company had no outstanding balances on this line during 2021 and 2020.
Stockholders’ Equity
Total stockholders’ equity as of December 31, 2021, was $298.2 million, compared to $285.5 million as of December 31, 2020, an increase of $12.7 million, or 4.4%. This increase was attributable to $33.0 million of net income and $325,000 of stock compensation, partially offset by a $10.7 million, net of tax, market adjustment to AOCI related to securities AFS, $7.9 million for the repurchase of shares, and $2.0 million in cash dividends.
Taking into consideration our performance and capital levels, dividends were paid in both 2021 and 2020. During 2021, a quarterly cash dividend of $0.07 per share was paid, resulting in $0.28 per share in cash dividends for the year ended December 31, 2021. During 2020, a quarterly cash dividend of $0.06 per share was paid, resulting in $0.24 per share in cash dividends for the year ended December 31, 2020.
In the third quarter of 2021, the $3.0 million stock repurchase program that was approved in August 2020 was completed after reaching the purchase limit. Also in the third quarter of 2021, our Board of Directors approved the renewal of the stock repurchase program. The renewed repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock between September 1, 2021 and August 31, 2022, from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. In the fourth quarter of 2021, we entered into a privately negotiated stock repurchase agreement and repurchased 96,245 shares of common stock for $4.9 million, resulting in the purchase of the full amount authorized by that repurchase program. For the year ended December 31, 2021, we repurchased 153,553 shares of our common stock at an aggregate cost of $7.9 million.
On February 4, 2022, our Board of Directors approved the renewal of the stock repurchase program. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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

For additional information on regulatory capital guidelines and limits for Red River Bank and Red River Bancshares, Inc., see “Item 8. Financial Statements and Supplementary Data - Note 14. Regulatory Capital Requirements.”
Red River Bank is subject to various capital requirements administered by the FDIC, including Basel III capital guidelines. It is management’s belief that, as of December 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements.
In May 2018, the Economic Growth Act increased the asset threshold for “small bank holding companies” from $1.0 billion to $3.0 billion. Because we had less than $3.0 billion in assets as of June 30, 2020, the last applicable measurement date, we were not subject to capital adequacy guidelines on a consolidated basis as of December 31, 2021. However, we calculate capital ratios for planning and monitoring purposes.
As we deploy our capital and continue to grow our operations, our capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents our regulatory capital ratios, as well as those for Red River Bank, as of the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Red River Bancshares, Inc.
Total Risk-Based Capital	$319,553	17.83%	$294,962	18.68%
Tier I Risk-Based Capital	300,377	16.76%	277,011	17.55%
Common Equity Tier I Capital	300,377	16.76%	277,011	17.55%
Tier I Leverage Capital	300,377	9.67%	277,011	10.92%

Red River Bank
Total Risk-Based Capital	$305,771	17.06%	$271,061	17.17%
Tier I Risk-Based Capital	286,595	15.99%	253,110	16.03%
Common Equity Tier I Capital	286,595	15.99%	253,110	16.03%
Tier I Leverage Capital	286,595	9.23%	253,110	9.98%
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% for 2020 and 8.50% for 2021 as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2021 and December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly.
Our most liquid assets are cash and short-term investments that include both interest-earning demand deposits and securities AFS. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB of

Dallas and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances have been utilized on occasion to meet funding obligations, although we do not generally rely on these external funding sources.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $575.2 million, or 28.5%, for the year ended December 31, 2021, compared to the average deposits for the year ended December 31, 2020. The increase in average total deposits was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances. Our average total loans increased $34.3 million, or 2.2%, for the year ended December 31, 2021, compared to the average total loans for the year ended December 31, 2020.
As of December 31, 2021, our cash and cash equivalents were our second largest component of earning assets. Cash and cash equivalents were $784.9 million as of December 31, 2021, compared to $447.2 million as of December 31, 2020. The increase of $337.7 million, or 75.5%, was a result of deposit growth exceeding loan growth that created additional liquidity, which was primarily deployed into interest-bearing deposits in other banks.
Core deposits, which are total deposits excluding time deposits greater than $250,000, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in each of our markets is vital to assuring our liquidity.
Our securities portfolio is another alternative source for meeting liquidity needs. Securities generate cash flow through principal repayments, maturities, and calls, and they generally have readily available markets that allow for their conversion to cash. As of December 31, 2021, securities AFS were $659.2 million compared to $498.2 million as of December 31, 2020. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as public entities, which impacts their liquidity. As of December 31, 2021, securities with a carrying value of $118.6 million, or 18.0% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $105.1 million, or 21.1% of the securities AFS portfolio, similarly pledged as of December 31, 2020. This increase of $13.5 million, or 12.8%, was primarily due to several large public entity deposit accounts having higher balances as of December 31, 2021 compared to December 31, 2020. Public entity account balances generally fluctuate throughout the year.
We also utilize the FHLB of Dallas as needed as a viable funding source. FHLB of Dallas advances may be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB of Dallas advance compares favorably to the rates that would be required to attract the necessary deposits. As of December 31, 2021 and 2020, our total borrowing availability from the FHLB of Dallas was $748.6 million and $680.5 million, respectively. At various times, we may obtain letters of credit from the FHLB of Dallas as collateral for our public entity deposits. As of December 31, 2021 and 2020, we held unfunded letters of credit from the FHLB of Dallas in the amount of $143.8 million and $169.7 million, respectively. As of December 31, 2021 and 2020, our net borrowing capacity from the FHLB of Dallas was $604.8 million and $510.8 million, respectively.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of December 31, 2021 and 2020. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of December 31, 2021 and 2020, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these funding sources as of December 31, 2021 and 2020.
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
For more information about our commitments to extend credit and standby letters of credit, see “Item 8. Financial Statements and Supplementary Data - Note 3. Loans and Asset Quality - Commitments to Extend Credit.” For more information about our financial commitments with time deposits; operating lease obligations; and limited partnership investments, purchase commitments, and construction commitments, see “Item 8. Financial Statements and Supplementary Data - Note 5. Deposits,” “ - Note 7. Leases,” and “ - Note 12. Off-Balance Sheet Contractual Obligations and Contingencies - Investment Commitment,” respectively.

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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.32% as of December 31, 2021.
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

	December 31, 2021		December 31, 2020
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (bps)
+300	45.7%	16.7%	36.6%	27.5%
+200	30.6%	13.3%	25.2%	22.3%
+100	15.3%	8.0%	13.4%	14.5%
Base	0.0%	0.0%	0.0%	0.0%
-100	(0.4)%	(18.9)%	(1.6)%	(18.0)%
-200	(2.6)%	(32.8)%	(1.6)%	(15.6)%
The results above, as of December 31, 2021 and 2020, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have changed more slowly than the change in the federal funds rate. This assumption is incorporated into the simulation model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
The percentage of change in the fair value of equity exceeds the policy threshold in the down 200 bp scenario as of December 31, 2021, due to the very low interest rate environment and current yield curve shapes. These values will be reported at the next quarterly Asset-Liability Committee meeting, and these metrics will continue to be monitored.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of December 31, 2021, floating rate loans were 15.0% of the loans HFI and floating rate transaction deposits were 4.4% of the interest-bearing transaction deposits.
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
Impact of Inflation
Our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. The primary effect of inflation on our operations is reflected in increased operating costs. Changes in interest rates affect the financial condition of a financial institution to a much greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or by the same level as the inflation rate.
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
Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets. We calculate tangible common equity as total stockholders’ equity, less intangible assets, and we calculate tangible assets as total assets less, intangible assets. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.
As a result of previous acquisitions, we have a small amount of intangible assets. As of December 31, 2021, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

	December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Tangible common equity
Total stockholders’ equity	$298,150	$285,478	$251,898
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$296,604	$283,932	$250,352
Common shares outstanding	7,180,155	7,325,333	7,306,221
Book value per common share	$41.52	$38.97	$34.48
Tangible book value per common share (non-GAAP)	$41.31	$38.76	$34.27

Tangible assets
Total assets	$3,224,710	$2,642,634	$1,988,225
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,223,164	$2,641,088	$1,986,679
Total stockholder’s equity to assets	9.25%	10.80%	12.67%
Tangible common equity to tangible assets (non-GAAP)	9.20%	10.75%	12.60%
PPP-Adjusted Metrics
In 2020 and 2021, Red River Bank participated in the SBA PPP and originated 1,888 PPP loans totaling $260.8 million. PPP loan originations were concluded in the second quarter of 2021. Through December 31, 2021, we had received $242.7 million in SBA forgiveness and borrower payments on 94.4% of the PPP loans originated. As of December 31, 2021, PPP loans totaled $17.6 million, net of $626,000 of deferred income, and were 1.0% of loans HFI.
PPP loans were implemented as a response to the COVID-19 pandemic and have characteristics that are different than the rest of our loan portfolio, including being short-term in nature (24 or 60 months or less depending on loan forgiveness timing), having a lower than market interest rate, and only being originated during specified time periods during the COVID-19 pandemic. Because of these factors, management believes that PPP-adjusted metrics provide a more accurate portrayal of certain aspects of the Company’s financial condition and performance. Accordingly, we believe it is important to investors to see certain of our metrics with PPP loans excluded. The most directly comparable GAAP financial measure for PPP-adjusted metrics is total loans HFI.
The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

	December 31,
(dollars in thousands)	2021	2020	2019
Non-PPP loans HFI
Loans HFI	$1,683,832	$1,588,446	$1,438,924
Adjustments:
PPP loans, net	(17,550)	(118,447)	—
Non-PPP loans HFI (non-GAAP)	$1,666,282	$1,469,999	$1,438,924

Assets excluding PPP loans, net
Assets	$3,224,710	$2,642,634	$1,988,225
Adjustments:
PPP loans, net	(17,550)	(118,447)	—
Assets excluding PPP loans, net (non-GAAP)	$3,207,160	$2,524,187	$1,988,225

Deposits	$2,910,348	$2,340,360	$1,721,120
Allowance for loan losses	$19,176	$17,951	$13,937
Nonperforming loans	$319	$3,310	$5,319

Loans HFI to deposits ratio	57.86%	67.87%	83.60%
Non-PPP loans HFI to deposits ratio (non-GAAP)	57.25%	62.81%	83.60%

Allowance for loan losses to loans HFI	1.14%	1.13%	0.97%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.15%	1.22%	0.97%

Nonperforming loans to loans HFI	0.02%	0.21%	0.37%
Nonperforming loans to non-PPP loans HFI (non-GAAP)	0.02%	0.23%	0.37%
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
The following discussion presents an overview of our accounting policies that require difficult, subjective, or complex judgments and assumptions that are inherent in our policies and estimates and the potential sensitivity of the financial statements. Due to the complexity of these judgments and assumptions, an understanding of our financial condition and results of operations is critical. We believe that the judgments, estimates, and assumptions used in the preparation of the consolidated financial statements are appropriate. Refer to “Item 8. Financial Statements and Supplementary Data - Note 1. Business and Summary of Significant Accounting Policies” for details on the significant accounting principles and practices we follow.
Allowance for Loan Losses
The allowance for loan losses is established for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic changes to loan losses. Red River Bank currently utilizes the incurred loss methodology to estimate the allowance for loan losses. The CECL model is effective for Red River Bank on January 1, 2023.
The allowance for loan losses consists of specific and general reserves. Each of these reserves undergoes a separate analysis in order to estimate the total allowance for loan losses. Specific reserves relate to loans classified as impaired. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans include TDRs and performing and nonperforming loans. Impaired loans are reviewed individually, and a specific allowance is allocated, if necessary. The amount of the specific allowance provided is estimated by calculating the difference between the loan value and the Bank’s exposure. The loan value is determined based on either the fair value of the collateral underlying the loan, if the loan is collateral dependent, or the present value of the loan’s future cash flows calculated using the loan’s existing interest rate. Either of these determinations are highly subjective and based on information available at the time of valuation.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 8. Financial Statements and Supplementary Data - Note 1. Business and Summary of Significant Accounting Policies - Accounting Standards Adopted in 2021” and “ - Issued but Not Adopted Accounting Standards.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required for this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Red River Bancshares, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red River Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Postlethwaite & Netterville

We have served as the Company’s auditor since 1998.
Baton Rouge, Louisiana
March 18, 2022

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31,
	2021	2020
ASSETS
Cash and due from banks	$23,143	$29,537
Interest-bearing deposits in other banks	761,721	417,664
Total Cash and Cash Equivalents	784,864	447,201
Securities available-for-sale	659,178	498,206
Equity securities	7,846	4,021
Nonmarketable equity securities	3,450	3,447
Loans held for sale	4,290	29,116
Loans held for investment	1,683,832	1,588,446
Allowance for loan losses	(19,176)	(17,951)
Premises and equipment, net	48,056	46,924
Accrued interest receivable	6,245	6,880
Bank-owned life insurance	28,061	22,413
Intangible assets	1,546	1,546
Right-of-use assets	3,743	4,154
Other assets	12,775	8,231
Total Assets	$3,224,710	$2,642,634
LIABILITIES
Noninterest-bearing deposits	$1,149,672	$943,615
Interest-bearing deposits	1,760,676	1,396,745
Total Deposits	2,910,348	2,340,360
Accrued interest payable	1,310	1,774
Lease liabilities	3,842	4,233
Accrued expenses and other liabilities	11,060	10,789
Total Liabilities	2,926,560	2,357,156
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized -1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,180,155 and 7,325,333 shares, respectively	60,233	68,055
Additional paid-in capital	1,814	1,545
Retained earnings	239,876	208,957
Accumulated other comprehensive income (loss)	(3,773)	6,921
Total Stockholders’ Equity	298,150	285,478
Total Liabilities and Stockholders’ Equity	$3,224,710	$2,642,634
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Years Ended December 31,
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$67,923	$69,228
Interest on securities	8,660	7,601
Interest on federal funds sold	88	207
Interest on deposits in other banks	658	322
Dividends on stock	10	20
Total Interest and Dividend Income	77,339	77,378
INTEREST EXPENSE
Interest on deposits	5,617	8,362
Interest on other borrowed funds	—	16
Total Interest Expense	5,617	8,378
Net Interest Income	71,722	69,000
Provision for loan losses	1,900	6,293
Net Interest Income After Provision for Loan Losses	69,822	62,707
NONINTEREST INCOME
Service charges on deposit accounts	4,775	4,108
Debit card income, net	4,415	3,641
Mortgage loan income	8,676	8,398
Brokerage income	3,297	2,324
Loan and deposit income	1,738	1,701
Bank-owned life insurance income	648	568
Gain (Loss) on equity securities	(175)	85
Gain (Loss) on sale and call of securities	194	1,441
SBIC income	654	775
Other income (loss)	271	126
Total Noninterest Income	24,493	23,167
OPERATING EXPENSES
Personnel expenses	32,449	31,160
Occupancy and equipment expenses	5,443	5,106
Technology expenses	2,810	2,542
Advertising	921	933
Other business development expenses	1,169	1,020
Data processing expense	1,982	1,905
Other taxes	2,082	1,733
Loan and deposit expenses	1,016	1,052
Legal and professional expenses	1,683	2,141
Regulatory assessment expenses	933	538
Other operating expenses	3,767	3,276
Total Operating Expenses	54,255	51,406
Income Before Income Tax Expense	40,060	34,468
Income tax expense	7,108	6,323
Net Income	$32,952	$28,145
EARNINGS PER SHARE
Basic	$4.53	$3.84
Diluted	$4.51	$3.83
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2021	2020
Net income	$32,952	$28,145
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(13,343)	10,232
Tax effect	2,802	(2,149)
(Gain) loss on sale and call of securities included in net income	(194)	(1,441)
Tax effect	41	303
Total other comprehensive income (loss)	(10,694)	6,945
Comprehensive Income	$22,258	$35,090
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2019	7,306,221	$68,082	$1,269	$182,571	$(24)	$251,898
Net income	—	—	—	28,145	—	28,145
Stock incentive plan	—	—	276	—	—	276
Issuance of restricted shares of common stock through stock incentive plan, net	5,625	—	—	—	—	—
Issuance of shares of common stock through exercise of stock options	14,720	8	—	—	—	8
Issuance of shares of common stock as board compensation	1,591	87	—	—	—	87
Repurchase of common stock under stock repurchase program	(2,824)	(122)	—	—	—	(122)
Cash dividend - $0.24 per share	—	—	—	(1,759)	—	(1,759)
Other comprehensive income (loss)	—	—	—	—	6,945	6,945
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	32,952	—	32,952
Stock incentive plan	—	—	269	—	—	269
Issuance of restricted shares of common stock through stock incentive plan, net	7,400	—	—	—	—	—
Forfeiture of restricted shares of common stock	(100)		—	—	—	—
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(153,553)	(7,878)	—	—	—	(7,878)
Cash dividend - $0.28 per share	—	—	—	(2,033)	—	(2,033)
Other comprehensive income (loss)	—	—	—	—	(10,694)	(10,694)
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,952	$28,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,906	1,861
Amortization	646	553
Share-based compensation earned	269	276
Share-based board compensation earned	50	62
(Gain) Loss on other assets owned	(184)	22
Net (accretion) amortization on securities AFS	2,479	3,144
(Gain) Loss on sale and call of securities	(194)	(1,441)
Provision for loan losses	1,900	6,293
Deferred income tax (benefit) expense	(773)	130
Net (increase) decrease in loans HFS	24,826	(24,027)
Net (increase) decrease in accrued interest receivable	635	(1,629)
Net (increase) decrease in BOLI	(648)	(568)
Net increase (decrease) in accrued interest payable	(464)	(448)
Net increase (decrease) in accrued income taxes payable	(70)	(4)
Other operating activities, net	(1,066)	429
Net cash provided by (used in) operating activities	62,264	12,798
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	113,524	151,253
Maturities, principal repayments, and calls	99,175	112,605
Purchases	(389,493)	(419,403)
Purchase of equity securities	(4,000)	—
Purchase of nonmarketable equity securities	(3)	(2,097)
Capital contribution in partnerships	(173)	—
Net (increase) decrease in loans HFI	(96,327)	(151,909)
Purchase of bank-owned life insurance	(5,000)	—
Proceeds from sales of foreclosed assets	563	330
Proceeds from sales of premises and equipment	483	—
Purchases of premises and equipment	(3,427)	(7,035)
Net cash provided by (used in) investing activities	(284,678)	(316,256)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	569,988	619,240
Proceeds from other borrowed funds	—	50,000
Repayments of other borrowed funds	—	(50,000)
Repurchase of common stock	(7,878)	(122)
Proceeds from exercise of stock options	—	8
Cash dividends	(2,033)	(1,759)
Net cash provided by (used in) financing activities	560,077	617,367
Net change in cash and cash equivalents	337,663	313,909
Cash and cash equivalents - beginning of year	447,201	133,292
Cash and cash equivalents - end of year	$784,864	$447,201
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)	Years Ended December 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$6,080	$8,826
Income taxes	7,989	6,182
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	266	108

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
Business
The Company is a bank holding company headquartered in Alexandria, Louisiana. The Company’s wholly owned bank subsidiary, Red River Bank, is a Louisiana state-chartered bank that provides a fully integrated suite of banking products and services tailored to the needs of commercial and retail customers. Red River Bank operates from a network of 27 banking centers throughout Louisiana and two combined LDPOs, one each in Lafayette, Louisiana, and New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; and Acadiana, which includes the Lafayette MSA.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all other entities in which the Company has controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.
Non-Bank Subsidiaries
The Company’s consolidated financial statements include Red River Bank’s wholly owned subsidiaries Rivermark Properties, LLC and Source BIDCO. The Bank dissolved Source BIDCO in the first quarter of 2020.
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
Acquisition Accounting
The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Purchased assets, including loans, and assumed liabilities are recorded at their respective acquisition date fair values. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.
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
Securities
All debt securities of the Company as of December 31, 2021 and 2020, were classified as AFS and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Realized gains and losses on the sale and call of securities are determined using the specific-identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the term of the securities.
Equity securities include a CRA mutual fund owned by the Company, which is carried at fair value with any periodic changes in value recorded through the statements of income.
Declines in the fair value of HTM and AFS debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the losses are credit related. FASB issued accounting guidance related to the recognition and presentation of OTTI. The accounting guidance specifies that if (1) a company does not have the intent to sell a debt security prior to recovery; and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, the entity will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For HTM debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of an OTTI should be amortized over the remaining life of the security based on the timing of its future estimated cash flows.
Nonmarketable Equity Securities
Nonmarketable equity securities, which include investments in the FHLB of Dallas and First National Banker’s Bank, are carried at cost.
Loans Held for Sale
Residential mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value on an individual basis. These mortgage loans are pre-sold prior to funding.
Loans Held for Investment
Loans that management has the intent and ability to hold, for the foreseeable future or until maturity or payoff, are HFI and carried at their principal amount outstanding, net of deferred loan fees. Interest income on loans is accrued on the principal amount outstanding except for those loans that are classified as nonaccrual. Loan origination fees, net of certain direct costs, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield.
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

The allowance for loan losses consists of specific and general reserves. Specific reserves relate to loans classified as impaired. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans include TDRs and performing and nonperforming loans. Impaired loans are reviewed individually, and a specific allowance is allocated, if necessary, based on evaluation of either the fair value of the collateral underlying the loan or the present value of future cash flows calculated using the loan’s existing interest rate. General reserves relate to the remainder of the loan portfolio, including overdrawn deposit accounts, and are based on an evaluation of a number of factors, such as current economic conditions, the quality and composition of the loan portfolio, loss history, and other relevant factors.
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
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are HFS and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. The balance of foreclosed assets was $660,000 and $896,000 as of December 31, 2021 and 2020, respectively.
Credit Related Financial Information
In the ordinary course of business, the Bank has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.
Bank-Owned Life Insurance
The Bank has purchased life insurance policies on certain key employees. The Bank is the beneficiary of the BOLI policies, which may be on past or present employees. BOLI policies have death benefits as well as a cash surrender value component, which is carried as an asset on the consolidated balance sheets.
Intangible Assets
Intangible assets consist of goodwill. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather evaluated for impairment annually. The Company performed its annual impairment test of goodwill for 2021 and 2020 as required by ASC 350, Intangibles - Goodwill and Other. The evaluation indicated no impairment of the Company’s goodwill.
Stock-Based Compensation Plans
The Company has adopted stock incentive plans that provide for the granting of stock-based awards to key employees, directors, and consultants. The Company accounts for the stock incentive plans in accordance with applicable accounting guidance. Under the fair value recognition provisions of this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The options granted under these plans are to purchase common stock at an exercise price not less than the fair market value of the common stock at the date of the grant. The options vest and become exercisable in twenty percent increments on the first through fifth anniversaries of the grant date. No options were outstanding as of December 31, 2021. The restricted stock granted under these plans provide common stock to recipients at the grant date. The restrictions vest in twenty percent increments on the first through fifth anniversaries of the grant date. The Company recognizes forfeitures as they occur.
The Company has a Director Compensation Program which allows directors the option of receiving payment for director fees in Company stock. Board compensation expense is recorded when board service is rendered.
Income Tax
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. Deferred tax assets and liabilities have been measured as of December 31, 2021 and 2020, using the 21.0% corporate tax rate. For more information, see “Note 8. Income Tax Expense.”
Earnings per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director Compensation Program, stock options, and restricted stock determined using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic EPS and diluted EPS for the reported periods is provided in “Note 16. Earnings Per Common Share.”
Treasury Stock
On January 1, 2015, the Louisiana Business Corporation Act (“the LBCA”) became effective. Under provisions of the LBCA, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Accordingly, the Company’s consolidated balance sheets reflect the cost of shares purchased by the Company within common stock.
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
Revenue Recognition
The Company has identified certain recurring revenue streams related to noninterest income which are within the scope of Topic 606, Revenue from Contracts with Customers. In-scope revenue streams are summarized based on the timing of revenue recognition as follows:
•Revenue earned at a point in time - Fee income (including wire transfer, check ordering, and other transactional fees), NSF/OD Charges, ATM/Card Fee Income (including ATM transaction fees and credit and debit card interchange income), and brokerage transaction income. Revenue is recorded as transactions occur or services are provided to customers. Revenue recognized under these contracts totaled approximately $15.4 million and $12.3 million for the years ended December 31, 2021 and 2020, respectively. The Company is the principal in each of these contracts with the exception of credit and debit card interchange fees, online transaction interchange fees, sweep income, and brokerage services income, in which case the Company is acting as the agent and records revenue net of expenses paid.
•Revenue earned over time (generally under a monthly contract) - Debit card agreement, safe deposit box fees, and brokerage agreement income. Revenue is recorded in the period transactions occur or services are rendered to the customer. The Company is the principal in each of these contracts. Revenue recognized under these contracts totaled approximately $765,000 and $542,000 for the years ended December 31, 2021 and 2020, respectively.
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
As of December 31, 2021 and 2020, the Bank had $2.0 million and $2.6 million, respectively, of contract liabilities which are reported in accrued expenses and other liabilities on the consolidated balance sheets. During the years ended December 31, 2021 and 2020, the Bank recognized $605,000 and $390,000, respectively, of revenue relating to these contract liabilities and expects to recognize the remaining liabilities as revenue ratably through June 2025.
Accounting Standards Adopted in 2021
ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The guidance in this update amends various SEC paragraphs relating to financial disclosures. This update is an alignment of SEC and GAAP reporting and was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. The guidance issued in this update addressed lessors’ concerns by amending the lease classification requirements. The amendments in this update address an issue related to a lessor’s accounting for certain leases with variable lease payments. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if two criteria are met. Those criteria are that the lease would have been classified as a sales-type lease or a direct financing lease in accordance with GAAP, and that the lessor would have otherwise recognized a day-one loss. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those annual periods. The Company adopted this standard on January 1, 2022. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address how to determine whether a contract liability is recognized by the acquirer in a business combination. The amendment also resolves the inconsistency of post-acquisition revenue recognition by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This standard will be adopted by the Company on January 1, 2023. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Reclassification
Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation. These changes in presentation did not have a material impact on the Company’s financial condition or results of operations.

2.    Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. Investment activity for the year ended December 31, 2021, included $389.5 million of securities purchased, partially offset by $113.5 million in sales and $99.2 million in maturities, principal repayments, and calls. The net unrealized gain on the securities AFS portfolio decreased $13.5 million for the year ended December 31, 2021, resulting in an unrealized loss of $4.8 million as of December 31, 2021.
The amortized cost and estimated fair value of securities AFS are summarized in the following tables:

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$271,709	$3,450	$(332)	$274,827
Municipal bonds	207,834	5,498	(51)	213,281
U.S. Treasury securities	—	—	—	—
U.S. agency securities	9,902	200	(4)	10,098
Total Securities AFS	$489,445	$9,148	$(387)	$498,206

The amortized cost and estimated fair value of debt securities as of December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$9,819	$9,886
After one year but within five years	71,026	71,293
After five years but within ten years	65,419	65,956
After ten years	517,690	512,043
Total	$663,954	$659,178

Information pertaining to securities with gross unrealized losses as of December 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position is described as follows:

	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities AFS:
Mortgage-backed securities	$(6,627)	$282,705	$(1,833)	$47,171
Municipal bonds	(918)	51,333	(24)	2,577
U.S. Treasury securities	(154)	41,616	—	—
U.S. agency securities	(58)	4,913	—	—
Total Securities AFS	$(7,757)	$380,567	$(1,857)	$49,748

December 31, 2020
Securities AFS:
Mortgage-backed securities	$(332)	$72,367	$—	$—
Municipal bonds	(51)	9,466	—	—
U.S. Treasury securities	—	—	—	—
U.S. agency securities	(4)	4,996	—	—
Total Securities AFS	$(387)	$86,829	$—	$—
As of December 31, 2021, the Company held 185 securities that were in unrealized loss positions. The aggregate unrealized loss of these securities as of December 31, 2021, was 1.45% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Management Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on a review of available information, including recent changes in interest rates and credit rating information, management believes the decline in fair value of these securities is temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the years ended December 31, 2021 and December 31, 2020.
The proceeds from sales and calls of securities AFS and their gross gain (loss) for the years ended December 31, 2021 and 2020, are shown below:

	Years Ended December 31,
(in thousands)	2021	2020
Proceeds (1)	$120,374	$151,253
Gross gain	859	1,723
Gross loss	(665)	(282)
(1)The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $118.6 million and $105.1 million were pledged to secure public entity deposits, as of December 31, 2021 and December 31, 2020, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

	December 31,
(in thousands)	2021	2020
Real estate:
Commercial real estate	$670,293	$556,769
One-to-four family residential	474,420	442,889
Construction and development	106,339	127,321
Commercial and industrial	311,373	250,428
SBA PPP, net of deferred income	17,550	118,447
Tax-exempt	80,726	68,666
Consumer	23,131	23,926
Total loans HFI	$1,683,832	$1,588,446
Total loans HFS	$4,290	$29,116
Deferred loan origination fees, including PPP loan fees, net of certain direct costs, were $1.6 million and $3.1 million as of December 31, 2021 and 2020, respectively. Deferred PPP loan fees were $626,000 and $2.8 million as of December 31, 2021 and 2020, respectively.
Related Party Transactions
In the ordinary course of business, certain officers, directors, and principal shareholders, as well as their immediate family members and their affiliates, maintain a variety of banking relationships with the Company. An analysis of loan activity to these related parties is as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Balance - beginning of period	$33,191	$30,609
New loans/changes in relationships	12,493	23,431
Repayments/changes in relationships	(21,892)	(20,849)
Balance - end of period	$23,792	$33,191
Concentrations of Credit Risk
The majority of the lending activity occurs within the Bank’s Louisiana markets. The Bank maintains a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential real estate, and commercial and industrial loans. Substantially all of the Bank’s real estate loans are secured by properties located within Louisiana.

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2021:

(in thousands)	Beginning Balance	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance
Real estate:
Commercial real estate	$5,798	$1,401	$(450)	$—	$6,749
One-to-four family residential	5,390	(23)	(10)	18	5,375
Construction and development	1,699	(375)	—	2	1,326
Commercial and industrial	3,631	856	(74)	27	4,440
SBA PPP, net of deferred income	318	(293)	—	—	25
Tax-exempt	680	69	—	—	749
Consumer	435	265	(351)	163	512
Total allowance for loan losses	$17,951	$1,900	$(885)	$210	$19,176
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2020:

(in thousands)	Beginning Balance	Provision for Loan Losses	Loans Charged-off	Recoveries	Ending Balance
Real estate:
Commercial real estate	$3,454	$2,344	$—	$—	$5,798
One-to-four family residential	3,323	2,057	—	10	5,390
Construction and development	1,211	501	(14)	1	1,699
Commercial and industrial	5,175	551	(2,184)	89	3,631
SBA PPP, net of deferred income	—	318	—	—	318
Tax-exempt	334	346	—	—	680
Consumer	440	176	(355)	174	435
Total allowance for loan losses	$13,937	$6,293	$(2,553)	$274	$17,951

The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$68	$6,681	$—	$6,749
One-to-four family residential	—	5,375	—	5,375
Construction and development	—	1,326	—	1,326
Commercial and industrial	40	4,400	—	4,440
SBA PPP, net of deferred income	—	25	—	25
Tax-exempt	—	749	—	749
Consumer	118	394	—	512
Total allowance for loan losses	$226	$18,950	$—	$19,176

Loans:
Real estate:
Commercial real estate	$5,011	$665,282	$—	$670,293
One-to-four family residential	434	473,986	—	474,420
Construction and development	501	105,838	—	106,339
Commercial and industrial	77	311,296	—	311,373
SBA PPP, net of deferred income	—	17,550	—	17,550
Tax-exempt	—	80,726	—	80,726
Consumer	126	23,005	—	23,131
Total loans HFI	$6,149	$1,677,683	$—	$1,683,832
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2020, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$268	$5,530	$—	$5,798
One-to-four family residential	45	5,345	—	5,390
Construction and development	—	1,699	—	1,699
Commercial and industrial	540	3,091	—	3,631
SBA PPP, net of deferred income	—	318	—	318
Tax-exempt	—	680	—	680
Consumer	111	324	—	435
Total allowance for loan losses	$964	$16,987	$—	$17,951

Loans:
Real estate:
Commercial real estate	$3,617	$553,152	$—	$556,769
One-to-four family residential	1,126	441,763	—	442,889
Construction and development	—	127,321	—	127,321
Commercial and industrial	3,979	246,449	—	250,428
SBA PPP, net of deferred income	—	118,447	—	118,447
Tax-exempt	—	68,666	—	68,666
Consumer	114	23,812	—	23,926
Total loans HFI	$8,836	$1,579,610	$—	$1,588,446

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of December 31, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$669,781	$461	$—	$51	$670,293
One-to-four family residential	473,658	546	—	216	474,420
Construction and development	106,300	—	39	—	106,339
Commercial and industrial	311,321	39	—	13	311,373
SBA PPP, net of deferred income	17,550	—	—	—	17,550
Tax-exempt	80,726	—	—	—	80,726
Consumer	23,121	10	—	—	23,131
Total loans HFI	$1,682,457	$1,056	$39	$280	$1,683,832
A summary of current, past due, and nonaccrual loans as of December 31, 2020, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$554,861	$62	$—	$1,846	$556,769
One-to-four family residential	442,096	219	—	574	442,889
Construction and development	127,258	63	—	—	127,321
Commercial and industrial	249,453	93	—	882	250,428
SBA PPP, net of deferred income	118,447	—	—	—	118,447
Tax-exempt	68,666	—	—	—	68,666
Consumer	23,891	27	3	5	23,926
Total loans HFI	$1,584,672	$464	$3	$3,307	$1,588,446

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of December 31, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$1,599	$1,595	$—	$1,969	$78
One-to-four family residential	483	434	—	539	19
Construction and development	501	501	—	400	32
Commercial and industrial	—	—	—	355	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	8	8	—	4	1
Total with no related allowance	2,591	2,538	—	3,267	130
With allowance recorded:
Real estate:
Commercial real estate	3,416	3,416	68	2,111	64
One-to-four family residential	—	—	—	145	—
Construction and development	—	—	—	—	—
Commercial and industrial	85	77	40	1,570	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	118	118	118	112	5
Total with related allowance	3,619	3,611	226	3,938	74
Total impaired loans	$6,210	$6,149	$226	$7,205	$204
Information pertaining to impaired loans as of December 31, 2020, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$1,459	$1,428	$—	$1,417	$68
One-to-four family residential	891	827	—	987	33
Construction and development	—	—	—	—	—
Commercial and industrial	92	92	—	1,173	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	1	1	—	2	—
Total with no related allowance	2,443	2,348	—	3,579	106
With allowance recorded:
Real estate:
Commercial real estate	2,402	2,189	268	1,533	26
One-to-four family residential	306	299	45	234	1
Construction and development	—	—	—	8	—
Commercial and industrial	4,854	3,887	540	6,521	139
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	114	113	111	103	5
Total with related allowance	7,676	6,488	964	8,399	171
Total impaired loans	$10,119	$8,836	$964	$11,978	$277

Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans during the years ended December 31, 2021 and 2020.
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual(1)	Total TDRs
Real estate:
Commercial real estate	$3,634	$—	$—	$—	$3,634
One-to-four family residential	289	—	—	—	289
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	21	—	—	—	21
Total	$3,944	$—	$—	$—	$3,944
Number of TDR loans	11	—	—	1	12
(1)This loan has a contractual obligation to the Company despite carrying a zero balance.
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2020, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$1,151	$—	$—	$1,212	$2,363
One-to-four family residential	303	—	—	—	303
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	5	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,454	$—	$—	$1,217	$2,671
Number of TDR loans	8	—	—	4	12

A summary of loans modified as TDRs that occurred during the years ended December 31, 2021 and 2020, is as follows:

	December 31, 2021			December 31, 2020
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$2,174	$2,184	—	$—	$—
One-to-four family residential	—	—	—	1	90	91
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	2	20	27	—	—	—
Total	3	$2,194	$2,211	1	$90	$91
The TDRs described above increased the allowance for loan losses by $14,000 and $12,000 during the years ended December 31, 2021 and 2020, respectively. Additionally, there were no charge-offs of TDRs in 2021 or 2020. There were no TDRs that subsequently defaulted in 2021 or 2020.
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
Doubtful - Loans in this category have well defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$666,838	$499	$2,956	$—	$—	$670,293
One-to-four family residential	473,638	321	461	—	—	474,420
Construction and development	105,838	—	501	—	—	106,339
Commercial and industrial	306,925	1,551	2,897	—	—	311,373
SBA PPP, net of deferred income	17,550	—	—	—	—	17,550
Tax-exempt	80,726	—	—	—	—	80,726
Consumer	23,003	21	107	—	—	23,131
Total loans HFI	$1,674,518	$2,392	$6,922	$—	$—	$1,683,832

The following table summarizes loans by risk rating as of December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$551,954	$555	$4,260	$—	$—	$556,769
One-to-four family residential	441,374	486	1,029	—	—	442,889
Construction and development	126,542	—	779	—	—	127,321
Commercial and industrial	245,043	1,310	4,075	—	—	250,428
SBA PPP, net of deferred income	118,447	—	—	—	—	118,447
Tax-exempt	68,666	—	—	—	—	68,666
Consumer	23,813	—	113	—	—	23,926
Total loans HFI	$1,575,839	$2,351	$10,256	$—	$—	$1,588,446
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. Unfunded loan commitments totaled approximately $357.9 million and $283.3 million as of December 31, 2021 and 2020, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Commitments under standby letters of credit totaled approximately $12.5 million and $10.5 million as of December 31, 2021 and 2020, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
4.    Premises and Equipment, Net
Components of premises and equipment were as follows:

	December 31,
(in thousands)	2021	2020
Land	$17,210	$16,331
Buildings	31,573	29,854
Leasehold improvements	2,732	2,725
Furniture and equipment	13,136	12,541
Vehicles	377	377
Computer equipment	3,578	3,287
Projects in process	4,130	4,702
Total premises and equipment	72,736	69,817
Less: Accumulated depreciation	(24,680)	(22,893)
Premises and equipment, net	$48,056	$46,924
Depreciation expense amounted to approximately $1.9 million for each of the years ended December 31, 2021 and 2020.

5.    Deposits
Deposits were $2.91 billion and $2.34 billion as of December 31, 2021 and December 31, 2020, respectively. This increase was a result of customers receiving funds from government stimulus programs, customers depositing the proceeds from their PPP2 loans, and customers maintaining higher deposit balances. Deposits are summarized below:

	December 31,
(in thousands)	2021	2020
Noninterest-bearing demand deposits	$1,149,672	$943,615
Interest-bearing deposits:
NOW accounts	503,383	402,572
Money market accounts	733,044	506,902
Savings accounts	191,076	146,264
Time deposits less than or equal to $250,000	243,596	247,665
Time deposits greater than $250,000	89,577	93,342
Total interest-bearing deposits	1,760,676	1,396,745
Total deposits	$2,910,348	$2,340,360
As of December 31, 2021, the scheduled maturities of all outstanding time deposits were as follows:

Years ending December 31,	Amount
(in thousands)
2022	$221,509
2023	56,118
2024	19,119
2025	12,044
2026	10,666
Thereafter	13,717
$333,173
As of December 31, 2021 and December 31, 2020, deposits from directors, executive officers, their immediate family members, and their affiliates totaled approximately $71.8 million and $81.0 million, respectively.
6.    Other Borrowed Funds
The Company has established various lines of credit with the FHLB of Dallas and other correspondent banks to provide additional sources of operating funds. As of December 31, 2021, total borrowing capacity from these sources was $849.6 million. As of December 31, 2021 and 2020, the Company had no borrowings under these agreements.
7.    Leases
The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as operating or financing. Operating leases with terms greater than one year are included in right-of-use assets and lease liabilities on the Company’s consolidated balance sheets. Agreements with both lease and non-lease components are accounted for separately, with only the lease component capitalized. Operating right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the term using the interest rate implicit in the contract, when available, or the Company’s incremental collateralized borrowing rate with similar terms.
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
For each of the years ended December 31, 2021 and 2020, operating lease expenses were $549,000. Operating lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $530,000 and $520,000 for the twelve months ended December 31, 2021 and 2020, respectively.
The table below summarizes other information related to the Company’s operating leases as of and for the year ended December 31, 2021:

As of and for the Year Ended
December 31, 2021
Weighted average remaining operating lease term	8.2 years
Weighted average operating lease discount rate	3.4%
Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2021, were as follows:

Years Ending December 31,	Amount
(in thousands)
2022	$539
2023	541
2024	541
2025	565
2026	514
Thereafter	1,734
Total lease payments	4,434
Less: Imputed interest	(592)
Present value of lease liabilities	$3,842
The Company’s obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.
8.    Income Tax Expense
The components of income tax expense for the years ended December 31, 2021 and 2020, were as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Current tax expense	$7,881	$6,193
Deferred tax expense (benefit)	(773)	130
Income tax expense	$7,108	$6,323

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2021 and 2020, are as follows:

	December 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Income before income tax expense	$40,060	100.0%	$34,468	100.0%

U.S. federal income tax expense	8,413	21.0%	7,238	21.0%
Nontaxable income	(1,347)	(3.4)%	(1,045)	(3.0)%
Nondeductible expenses	38	0.1%	45	0.1%
Other	4	—%	85	0.2%
Income tax expense	$7,108	17.7%	$6,323	18.3%
The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets (liabilities) are subject to a valuation allowance unless their realization is more likely than not. The deferred tax assets (liabilities) were comprised of the following as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Depreciation	$(1,964)	$(1,953)
Unrealized gain on securities	—	(1,840)
FHLB of Dallas stock dividends	(20)	(19)
Gross deferred tax liability	(1,984)	(3,812)
Allowance for loan losses	4,025	3,400
Allowance for operational losses	57	74
Health insurance self fund	94	211
Deferred compensation	554	570
Unrealized loss on securities	1,003	—
Equity security valuation	33	(5)
Advance payment	350	150
Accrued bonus	368	220
Other	100	139
Gross deferred tax asset	6,584	4,759
Net deferred tax asset (liability)	$4,600	$947
9.    Employee Benefits
The Company adopted a contributory retirement plan for employees of Red River Bank effective March 1, 1999, and amended as of December 22, 2015. The plan covers all employees who meet the length of service and the number of hours worked requirements and elect to participate. Discretionary employer contributions during the years ended December 31, 2021 and 2020, totaled approximately $721,000 and $625,000, respectively.
The Bank has purchased life insurance policies on certain key employees. The Bank is the beneficiary of the BOLI policies, which have cash surrender value and death benefit components. The Bank uses a portion of the income generated from the BOLI policies to fund the expenses for nonqualified, noncontributory deferred compensation agreements with certain employees. The deferred compensation agreements provide post-retirement benefit payments to those employees. The liability related to the deferred compensation agreements was $2.7 million and $2.3 million as of December 31, 2021 and 2020, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
10.    Stock-Based Compensation Plans
Equity Incentive Plans
On April 17, 2008, the Company adopted its 2008 Equity Incentive Plan (“2008 Plan”), which provided for the grant of stock-based arrangements for key employees and non-employee members of the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors administers the plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. To date, the Committee has awarded stock options and restricted stock awards as detailed further below. The 2008 Plan expired on December 31, 2018, and no new awards were granted under this plan after that date. As of December 31, 2020, all granted stock options under the 2008 Plan were exercised.
On October 25, 2018, the Company adopted its 2018 Equity Incentive Plan (“2018 Plan”), which was approved by the Company’s shareholders in April of 2019. The 2018 Plan was adopted in anticipation of the expiration of the 2008 Plan and provides for the granting of stock-based awards to key employees, directors, and consultants. Similar to the 2008 Plan, the Compensation Committee of the Company’s Board of Directors administers the 2018 Plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. The maximum number of shares of the Company’s common stock available for issuance under the 2018 Plan was 200,000 shares. The status of the Company’s 2018 Plan is presented below:

2018 Plan Number of Shares
Awards available for issuance- December 31, 2019	194,025
Awards granted	(5,625)
Awards available for issuance - December 31, 2020	188,400
Awards granted	(7,400)
Awards forfeited	100
Awards available for issuance - December 31, 2021	181,100
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
The fair value of options granted was estimated as of the date granted using the Black Scholes model. No options were granted in 2020 or 2021.
The Company funds the stock options from authorized, but unissued, shares.
The status of the Company’s stock option awards is presented below:

	Stock Options
	Number of Shares	Exercise Price Range	Weighted Average Price
Outstanding - December 31, 2019	20,500	$14.31 - $17.33	$15.78
Exercised(1)	(20,500)	$14.31 - $17.33	$15.78
Outstanding - December 31, 2020	—		$—
Exercised	—		$—
Outstanding - December 31, 2021	—		$—
(1)A total of 5,780 shares of the Company’s common stock were surrendered in lieu of payment of a portion of the cash exercise price for options exercised during 2020, resulting in the net issuance upon exercise of an aggregate of 14,720 shares of the Company’s common stock.
As of December 31, 2020, all options were fully vested and exercised. There were no outstanding options as of December 31, 2021 and 2020.

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
During 2021, the Committee granted 7,400 restricted stock awards with a weighted average fair value of $50.55, and 100 restricted stock awards with a weighted average fair value of $42.35 were forfeited. For the year ended December 31, 2021, the compensation expense for the vested restricted stock was $269,000. As of December 31, 2021, there was approximately $705,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.5 years.
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
The Company funds the restricted stock from authorized, but unissued, shares.
The status of the Company’s nonvested restricted stock is presented below:

	Nonvested Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2019	20,605	$37.34
Granted	5,625	$42.35
Vested	(8,575)	$33.65
Nonvested - December 31, 2020	17,655	$40.73
Granted	7,400	$50.55
Vested	(6,820)	$38.40
Forfeited	(100)	$42.35
Nonvested - December 31, 2021	18,135	$45.61
Director Compensation Program
The Company has a Director Compensation Program. This program allows directors the option of receiving a portion of their payment for director fees, for attendance at board meetings, in Company stock. Under the program, board fees are earned and expensed in the year board services are rendered, and the related stock is issued the following year.
The Director Compensation Program stock earned and the issuance of shares as board compensation for the years ended December 31, 2021 and 2020, are as follows:

	Years Ended December 31,
(dollars in thousands)	2021	2020
Share-based board compensation earned	$50	$62

Issuance of shares of common stock as board compensation:
Number of shares issued	1,075	1,591
Equity impact of shares issued	$56	$87
11.    Self-Insurance
The Company is self-insured for group health insurance. The Company’s liability is limited to the aggregate policy deductible of $135,000 per individual with a maximum of approximately $4.2 million for the group. The Company has reflected its estimated liability for known and incurred but not reported claims in the accompanying financial statements.

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
Investment Commitment
In 2014, the Company committed to an investment into an SBIC limited partnership. As of December 31, 2021, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of December 31, 2021, there was a $5.0 million outstanding commitment to this partnership.
In the second quarter of 2021, the Company committed to an investment into a bank technology limited partnership. As of December 31, 2021, there was an $827,000 outstanding commitment to this partnership.
Purchase Commitment
The Company has committed to an agreement to buy real estate for approximately $2.3 million as of December 31, 2021.
Construction Commitment
The Company has committed to a construction contract for approximately $457,000 as of December 31, 2021.
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
ASC 820, Fair Value Measurements and Disclosures indicates that assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels:
•Level 1 pricing represents quotes on the exact financial instrument that is traded in active markets. Quoted prices on actively traded equities, for example, are in this category.
•Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data, and credit quality. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 pricing is derived without the use of observable data. In such case, mark-to-model strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics, and are thinly traded.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Loans HFS	$4,290	$—	$4,290	$—
Securities AFS:
Mortgage-backed securities	379,526	—	379,526	—
Municipal bonds	229,971	—	229,971	—
U.S. agency securities	8,065	—	8,065	—
U.S. Treasury securities	41,616	—	41,616	—
Equity securities	7,846	7,846	—	—

December 31, 2020
Loans HFS	$29,116	$—	$29,116	$—
Securities AFS:
Mortgage-backed securities	274,827	—	274,827	—
Municipal bonds	213,281	—	213,281	—
U.S. agency securities	10,098	—	10,098	—
U.S. Treasury securities	—	—	—	—
Equity securities	4,021	4,021	—	—
There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2021 or 2020.
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

The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	Years Ended December 31,
(in thousands)	2021	2020
Carrying value of impaired loans before allowance for loan losses	$4,114	$6,776
Specific allowance for loan losses	(79)	(856)
Fair value of impaired loans	$4,035	$5,920
The Company had no financial liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020.
Nonfinancial Assets and Liabilities: Certain nonfinancial assets and nonfinancial liabilities are measured at fair value on a nonrecurring basis. These include certain foreclosed assets, which are remeasured and reported at fair value through a charge-off to allowance for loan losses upon initial recognition as a foreclosed asset. Subsequent to their initial recognition, certain foreclosed assets are remeasured at fair value through an adjustment included in other noninterest income. The fair value of foreclosed assets is estimated using Level 3 inputs based on customized discounting criteria less estimated selling costs.
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2021	2020
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$266	$85
Charge-offs	—	—
Fair value of foreclosed assets	$266	$85
The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2021	2020
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$133	$150
Write-downs	(34)	(17)
Fair value of foreclosed assets	$99	$133
The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
December 31, 2021
Impaired loans	$5,923	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	3.67%
Foreclosed assets	$660	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2020
Impaired loans	$7,872	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	10.91%
Foreclosed assets	$896	Discounted appraisals	Collateral discounts and costs to sell	0% - 13%	1.86%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of December 31, 2021 and 2020, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and due from banks	$23,143	$23,143	$23,143	$—	$—
Interest-bearing deposits in other banks	761,721	761,721	761,721	—	—
Securities AFS	659,178	659,178	—	659,178	—
Equity securities	7,846	7,846	7,846	—	—
Nonmarketable equity securities	3,450	3,450	—	3,450	—
Loans HFS	4,290	4,290	—	4,290	—
Loans HFI, net of allowance	1,664,656	1,674,900	—	—	1,674,900
Accrued interest receivable	6,245	6,245	—	—	6,245
Financial liabilities:
Deposits	2,910,348	2,911,118	—	2,911,118	—
Accrued interest payable	1,310	1,310	—	1,310	—

December 31, 2020
Financial assets:
Cash and due from banks	$29,537	$29,537	$29,537	$—	$—
Interest-bearing deposits in other banks	417,664	417,664	417,664	—	—
Securities AFS	498,206	498,206	—	498,206	—
Equity securities	4,021	4,021	4,021	—	—
Nonmarketable equity securities	3,447	3,447	—	3,447	—
Loans HFS	29,116	29,116	—	29,116	—
Loans HFI, net of allowance	1,570,495	1,578,398	—	—	1,578,398
Accrued interest receivable	6,880	6,880	—	—	6,880
Financial liabilities:
Deposits	2,340,360	2,344,969	—	2,344,969	—
Accrued interest payable	1,774	1,774	—	1,774	—
14.    Regulatory Capital Requirements
Red River Bank
The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a CCB was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.50%. It is management’s belief that, as of December 31, 2021, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of June 30, 2021) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of December 31, 2021 and 2020, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Risk-Based Capital	$305,771	17.06%	$143,372	8.00%	$188,176	10.50%
Tier I Risk-Based Capital	$286,595	15.99%	$107,529	6.00%	$152,333	8.50%
Common Equity Tier I Capital	$286,595	15.99%	$80,647	4.50%	$125,451	7.00%
Tier I Leverage Capital	$286,595	9.23%	$124,241	4.00%	$124,241	4.00%

December 31, 2020
Total Risk-Based Capital	$271,061	17.17%	$126,307	8.00%	$165,778	10.50%
Tier I Risk-Based Capital	$253,110	16.03%	$94,731	6.00%	$134,202	8.50%
Common Equity Tier I Capital	$253,110	16.03%	$71,048	4.50%	$110,519	7.00%
Tier I Leverage Capital	$253,110	9.98%	$101,495	4.00%	$101,495	4.00%
Red River Bancshares, Inc.
As a general matter, bank holding companies are subject to Basel III capital adequacy requirements under applicable Federal Reserve regulations on a consolidated basis. However, bank holding companies that qualify as “small bank holding companies” under the Federal Reserve’s Small Bank Holding Company Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy guidelines at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted, and it increased the asset threshold for “small bank holding companies” from $1.0 billion to $3.0 billion. Because the Company had less than $3.0 billion in assets as of June 30, 2020, the last applicable measurement date, it was not subject to capital adequacy guidelines on a consolidated basis as of December 31, 2021. Although the minimum regulatory capital requirements are not currently applicable to the Company, the Company calculates these ratios for its own planning and monitoring purposes.
Capital amounts and ratios for Red River Bancshares, Inc. as of December 31, 2021 and 2020, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
December 31, 2021
Total Risk-Based Capital	$319,553	17.83%
Tier I Risk-Based Capital	$300,377	16.76%
Common Equity Tier I Capital	$300,377	16.76%
Tier I Leverage Capital	$300,377	9.67%

December 31, 2020
Total Risk-Based Capital	$294,962	18.68%
Tier I Risk-Based Capital	$277,011	17.55%
Common Equity Tier I Capital	$277,011	17.55%
Tier I Leverage Capital	$277,011	10.92%
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, on September 17, 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% for 2020 and 8.50% for 2021 as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of December 31, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
15.    Equity Events
Cash Dividends
As a Louisiana corporation, the Company is subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either: (1) the corporation would not be able to pay its debts as they come due in the usual course of business; or (2) the corporation’s total assets would be less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. The Company’s status as a bank holding company also affects its ability to pay dividends in two additional ways. First, since the Company is a holding company with no material business activities of its own, its ability to pay dividends could become dependent upon the ability of Red River Bank to transfer funds to it in the form of dividends, loans, and advances. The Bank’s ability to pay dividends and make other distributions and payments to the Company is itself subject to various legal, regulatory, and other restrictions, and the present and future dividend policy of Red River Bank is subject to the discretion of its board of directors. Second, as a bank holding company, the Company’s payment of dividends must comply with the laws, regulations, and policies of the Federal Reserve. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios.
The ability of Red River Bank to pay dividends on its common stock is restricted by Louisiana Banking Law, the FDIA, and by FDIC regulations. In general, the board of directors of a Louisiana state bank may, quarterly, semiannually, or annually, declare or pay dividends on its outstanding capital stock, provided that the bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the OFI is required for a Louisiana state bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year. In general terms, the FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
The Bank and the Company have internal policies regarding dividends. Neither entity would ordinarily pay dividends if following the payment, the entity would not meet minimum capital adequacy plus the CCB requirements. The exception to this policy is in situations where the payment of a dividend from the Bank to the Company is necessary for the Company to be able to meet its obligations, and as long as, after such payment the Bank would still meet minimum capital adequacy requirements. Also, the Company’s internal policy requires that the Company maintain a common stockholders’ equity to total assets ratio of greater than 7.0% and that trust preferred securities are less than 25.0% of capital.
Taking into consideration the Company’s performance and capital levels, dividends were paid in both 2021 and 2020. During 2021, a quarterly cash dividend of $0.07 per share was paid each quarter, resulting in $0.28 per share in cash dividends for the year ended December 31, 2021. During 2020, a quarterly cash dividend of $0.06 per share was paid each quarter, resulting in $0.24 per share in cash dividends for the year ended December 31, 2020.
Stock Repurchase Program
In the third quarter of 2021, the $3.0 million stock repurchase program that was approved in August 2020 was completed after reaching the purchase limit. Also in the third quarter of 2021, the Company’s Board of Directors approved the renewal of its stock repurchase program. The renewed repurchase program authorized the Company to purchase up to $5.0 million of its outstanding shares of common stock between September 1, 2021 and August 31, 2022, from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. In the fourth quarter of 2021, the Company entered into a privately negotiated stock repurchase agreement and repurchased 96,245 shares of common stock for $4.9 million, resulting in the purchase of the full amount authorized by that repurchase program. For the year ended December 31, 2021, the Company repurchased 153,553 shares of its common stock at an aggregate cost of $7.9 million.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	Years Ended
	December 31,
(in thousands, except share amounts)	2021	2020
Numerator:
Net income - basic	$32,952	$28,145
Net income - diluted	$32,952	$28,145

Denominator:
Weighted average shares outstanding - basic	7,281,136	7,322,158
Plus: Effect of Director Compensation Program	923	1,259
Plus: Effect of stock options and restricted stock	17,661	21,628
Weighted average shares outstanding - diluted	7,299,720	7,345,045

Earnings per common share:
Basic	$4.53	$3.84
Diluted	$4.51	$3.83

17.    Quarterly Results of Operations (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for each of the eight consecutive quarters in the fiscal years of 2021 and 2020. This information is derived from unaudited consolidated financial statements that include, in the Company’s opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020.

	2021
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$20,075	$19,442	$18,644	$19,178
Interest expense	1,300	1,333	1,397	1,587
Net interest income	18,775	18,109	17,247	17,591
Provision for loan losses	150	150	150	1,450
Net interest income after provision for loan losses	18,625	17,959	17,097	16,141
Noninterest income	5,672	5,643	6,403	6,775
Operating expenses	14,016	13,684	13,392	13,163
Income tax expense	1,771	1,780	1,869	1,688
Net income	$8,510	$8,138	$8,239	$8,065
Earnings per share
Basic	$1.18	$1.12	$1.13	$1.10
Diluted	$1.17	$1.12	$1.13	$1.10

	2020
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$20,526	$19,249	$19,023	$18,580
Interest expense	1,865	1,954	2,067	2,492
Net interest income	18,661	17,295	16,956	16,088
Provision for loan losses	2,675	1,590	1,525	503
Net interest income after provision for loan losses	15,986	15,705	15,431	15,585
Noninterest income	6,193	6,420	5,823	4,731
Operating expenses	13,336	13,251	12,869	11,950
Income tax expense	1,582	1,589	1,531	1,621
Net income	$7,261	$7,285	$6,854	$6,745
Earnings per share
Basic	$0.99	$0.99	$0.94	$0.92
Diluted	$0.99	$0.99	$0.93	$0.92

18.    Parent Company Financial Statements

PARENT COMPANY
BALANCE SHEETS

(dollars in thousands, except share amounts)	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$13,605	$23,868
Investment in subsidiary bank	284,368	261,577
Other assets	188	33
Total Assets	$298,161	$285,478
LIABILITIES
Accrued expenses and other liabilities	11	—
Total Liabilities	$11	$—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,180,155 and 7,325,333 shares, respectively	60,233	68,055
Additional paid-in capital	1,814	1,545
Retained earnings	239,876	208,957
Accumulated other comprehensive income (loss)	(3,773)	6,921
Total Stockholders’ Equity	298,150	285,478
Total Liabilities and Stockholders’ Equity	$298,161	$285,478

PARENT COMPANY
STATEMENTS OF INCOME

(in thousands)	Years ended December 31,
	2021	2020
INCOME
Interest and dividend income from subsidiaries	$—	$—
Total income	—	—
EXPENSES
Technology expenses	88	85
Legal and professional expenses	571	988
Other operating expenses	17	41
Total expenses	676	1,114
Income tax expense (benefit)	(143)	(233)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	(533)	(881)
Equity in undistributed earnings of subsidiaries	33,485	29,026
Net Income	$32,952	$28,145

PARENT COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,952	$28,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(33,485)	(29,026)
Other operating activities, net	181	358
Net cash provided by (used in) operating activities	(352)	(523)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(7,878)	(122)
Proceeds from exercise of stock options	—	8
Cash dividends	(2,033)	(1,759)
Net cash provided by (used in) financing activities	(9,911)	(1,873)
Net change in cash and cash equivalents	(10,263)	(2,396)
Cash and cash equivalents - beginning of year	23,868	26,264
Cash and cash equivalents - end of year	$13,605	$23,868

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
Management’s annual report on internal control over financial reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Postlethwaite and Netterville, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2021 and 2020, included in this Report. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Report does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)The following consolidated financial statements are incorporated by reference from “Item 8. Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm (PCAOB ID 396)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to the Consolidated Financial Statements
(2)All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto which is included in Part II, Item 8 of this Report.
(3)Exhibits required to be filed are included in Item 15(b) below.
(b)Exhibits:

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 27, 2020, file number 001-38888)
10.1
Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.2
Red River Bancshares, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.3
Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.4
Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q for the second quarter of 2019 filed with the SEC on August 14, 2019, file number 001-38888)+

10.5
Description of Red River Bank Discretionary Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.6
Amended and Restated Employment Agreement dated August 12, 2021, between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.7
Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.7 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.8
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.8 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.9
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.9 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.10
Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.10 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.11
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.11 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.12
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.12 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.13
Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.13 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

NUMBER	DESCRIPTION
10.14
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.14 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.15
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.15 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.16
Composite Form of Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.17
Form of Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.18
Composite Form of Amendment No. 2 to Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.19
Endorsement Method Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.16 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.20
Supplemental Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.21
Endorsement Method Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.17 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.22
Supplemental Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.23
Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.18 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.24
Supplemental Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.3 to Red River Bancshares Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.25
Composite Form of Endorsement Method Split-Dollar Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.6 to Red River Bancshares Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.26
Supplemental Split-Dollar Agreement between Red River Bank and Isabel V. Carriere (incorporated by reference to Exhibit 10.4 to Red River Bancshares Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.27
Form of [Supplemental] Split-Dollar Agreement between Red River Bank and each of Amanda W. Barnett, Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.7 to Red River Bancshares Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.28
Change in Control Agreement between Red River Bancshares, Inc. and Bryon C. Salazar (incorporated by reference to Exhibit 10.19 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.29
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Isabel V. Carriere and Tammi R. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.30
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Amanda W. Barnett, Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche*+

10.31
Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Senior Management Employees of Red River Bancshares, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2019, file number 001-38888)+

10.32
Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.22 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 19, 2021, file number 001-8888)+

21.1	Subsidiaries of Red River Bancshares, Inc.*
23.1	Consent of Postlethwaite & Netterville*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

NUMBER	DESCRIPTION
101	The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, is formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreements have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: March 18, 2022	By:	/s/ R. Blake Chatelain
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

Date: March 18, 2022	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2022	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 18, 2022	By:	/s/ Teddy R. Price
Teddy R. Price
Chair of the Board

Date: March 18, 2022	By:	/s/ John C. Simpson
John C. Simpson
Chair Emeritus of the Board

Date: March 18, 2022	By:	/s/ M. Scott Ashbrook
M. Scott Ashbrook
Director

Date: March 18, 2022	By:	/s/ Kirk D. Cooper
Kirk D. Cooper
Director

Date: March 18, 2022	By:	/s/ Michael D. Crowell
Michael D. Crowell
Director

Date: March 18, 2022	By:	/s/ Anna Brasher Moreau
Anna Brasher Moreau, DDS, MS
Director

Date: March 18, 2022	By:	/s/ Robert A. Nichols
Robert A. Nichols
Director

Date: March 18, 2022	By:	/s/ Willie P. Obey
Willie P. Obey
Director

Date: March 18, 2022	By:	/s/ Don L. Thompson
Don L. Thompson
Director

Date: March 18, 2022	By:	/s/ H. Lindsey Torbett
H. Lindsey Torbett
Director