Form 10-Q
period 2022-03-31
RED RIVER BANCSHARES INC
filed 2022-05-13
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, the registrant had 7,176,365 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FOMC	Federal Open Market Committee
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held to maturity
IPO	Initial public offering
LDPO(s)	Loan and deposit production office(s)
LIBOR	London Interbank Offered Rate
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OTTI	Other-than-temporary impairment
PPP	Paycheck Protection Program
Report	Quarterly Report on Form 10-Q
SBA	Small Business Administration
SBIC	Small Business Investment Company

ABBREVIATION OR ACRONYM	DEFINITION
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

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
•our ability to maintain important deposit customer relationships and our reputation, and to otherwise avoid liquidity risks;
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
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institution, accounting, tax, trade, monetary, and fiscal matters; and
•the risk factors found in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in “Part II - Item 1A. Risk Factors” of this Report and other reports and documents we file from time to time with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in “Part II - Item 1A. Risk Factors” of this Report and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$40,137	$23,143
Interest-bearing deposits in other banks	506,982	761,721
Total Cash and Cash Equivalents	547,119	784,864
Securities available-for-sale, at fair value	810,804	659,178
Equity securities, at fair value	7,481	7,846
Nonmarketable equity securities	3,451	3,450
Loans held for sale	6,641	4,290
Loans held for investment	1,741,026	1,683,832
Allowance for loan losses	(19,244)	(19,176)
Premises and equipment, net	50,605	48,056
Accrued interest receivable	6,654	6,245
Bank-owned life insurance	28,233	28,061
Intangible assets	1,546	1,546
Right-of-use assets	4,506	3,743
Other assets	23,638	12,775
Total Assets	$3,212,460	$3,224,710
LIABILITIES
Noninterest-bearing deposits	$1,181,136	$1,149,672
Interest-bearing deposits	1,746,592	1,760,676
Total Deposits	2,927,728	2,910,348
Accrued interest payable	1,329	1,310
Lease liabilities	4,610	3,842
Accrued expenses and other liabilities	13,919	11,060
Total Liabilities	2,947,586	2,926,560
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,176,365 and 7,180,155 shares, respectively	60,050	60,233
Additional paid-in capital	1,877	1,814
Retained earnings	246,766	239,876
Accumulated other comprehensive income (loss)	(43,819)	(3,773)
Total Stockholders’ Equity	264,874	298,150
Total Liabilities and Stockholders’ Equity	$3,212,460	$3,224,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,770	$17,165
Interest on securities	2,962	1,890
Interest on federal funds sold	25	22
Interest on deposits in other banks	251	100
Dividends on stock	1	1
Total Interest and Dividend Income	20,009	19,178
INTEREST EXPENSE
Interest on deposits	1,281	1,587
Total Interest Expense	1,281	1,587
Net Interest Income	18,728	17,591
Provision for loan losses	150	1,450
Net Interest Income After Provision for Loan Losses	18,578	16,141
NONINTEREST INCOME
Service charges on deposit accounts	1,308	1,059
Debit card income, net	936	1,046
Mortgage loan income	1,127	2,882
Brokerage income	775	834
Loan and deposit income	371	473
Bank-owned life insurance income	172	133
Gain (Loss) on equity securities	(365)	(70)
Gain (Loss) on sale and call of securities	39	159
SBIC income	20	241
Other income (loss)	19	18
Total Noninterest Income	4,402	6,775
OPERATING EXPENSES
Personnel expenses	8,452	8,021
Occupancy and equipment expenses	1,492	1,278
Technology expenses	771	665
Advertising	219	183
Other business development expenses	303	299
Data processing expense	316	385
Other taxes	636	525
Loan and deposit expenses	130	255
Legal and professional expenses	418	368
Regulatory assessment expenses	250	201
Other operating expenses	1,075	983
Total Operating Expenses	14,062	13,163
Income Before Income Tax Expense	8,918	9,753
Income tax expense	1,526	1,688
Net Income	$7,392	$8,065
EARNINGS PER SHARE
Basic	$1.03	$1.10
Diluted	$1.03	$1.10
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$7,392	$8,065
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(50,652)	(9,021)
Tax effect	10,637	1,895
(Gain) Loss on sale and call of securities included in net income	(39)	(159)
Tax effect	8	33
Total other comprehensive income (loss)	(40,046)	(7,252)
Comprehensive Income (Loss)	$(32,654)	$813
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	8,065	—	8,065
Stock incentive plan	—	—	93	—	—	93
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(19,661)	(1,018)	—	—	—	(1,018)
Cash dividend - $0.07 per share	—	—	—	(511)	—	(511)
Other comprehensive income (loss)	—	—	—	—	(7,252)	(7,252)
Balance as of March 31, 2021	7,306,747	$67,093	$1,638	$216,511	$(331)	$284,911

Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	7,392	—	7,392
Stock incentive plan	—	—	63	—	—	63
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.07 per share	—	—	—	(502)	—	(502)
Other comprehensive income (loss)	—	—	—	—	(40,046)	(40,046)
Balance as of March 31, 2022	7,176,365	$60,050	$1,877	$246,766	$(43,819)	$264,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,392	$8,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	502	464
Amortization	164	150
Share-based compensation earned	63	93
Share-based board compensation earned	20	12
(Gain) Loss on other assets owned	26	7
Net (accretion) amortization on securities AFS	600	827
(Gain) Loss on sale and call of securities	(39)	(159)
Provision for loan losses	150	1,450
Deferred income tax (benefit) expense	(200)	(561)
Net (increase) decrease in loans HFS	(2,351)	10,667
Net (increase) decrease in accrued interest receivable	(409)	420
Net (increase) decrease in BOLI	(172)	(133)
Net increase (decrease) in accrued interest payable	19	(75)
Net increase (decrease) in accrued income taxes payable	1,802	2,265
Other operating activities, net	1,260	563
Net cash provided by (used in) operating activities	8,827	24,055
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	—	64,769
Maturities, principal repayments, and calls	29,810	30,822
Purchases	(232,688)	(123,175)
Purchase of nonmarketable equity securities	(1)	—
Net (increase) decrease in loans HFI	(57,276)	(13,664)
Proceeds from sales of foreclosed assets	—	96
Purchases of premises and equipment	(3,077)	(490)
Net cash provided by (used in) investing activities	(263,232)	(41,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	17,380	174,915
Repurchase of common stock	(218)	(1,018)
Cash dividends	(502)	(511)
Net cash provided by (used in) financing activities	16,660	173,386
Net change in cash and cash equivalents	(237,745)	155,799
Cash and cash equivalents - beginning of period	784,864	447,201
Cash and cash equivalents - end of period	$547,119	$603,000

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,263	$1,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company’s financial condition or results of operations.
Critical Accounting Policies and Estimates
There were no material changes or developments during the reporting period with respect to methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2021, that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
Accounting Standards Adopted in 2022
ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. The guidance issued in this update addressed lessors’ concerns by amending the lease classification requirements. The amendments in this update address an issue related to a lessor’s accounting for certain leases with variable lease payments. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if two criteria are met. Those criteria are that the lease would have been classified as a sales-type lease or a direct financing lease in accordance with GAAP, and that the lessor would have otherwise recognized a day-one loss. ASU 2021-05 was adopted as of January 1, 2022, and did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses. In addition, the update amends the accounting for credit losses on AFS securities. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for the Company on January 1, 2023. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross-functional working group and is currently working through an implementation plan. The implementation plan includes an assessment of data, model development and documentation, documentation of processes, and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13.
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
ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance issued in this update eliminates the accounting guidance for TDRs by creditors in Subtopic

310-40, Receivables – Troubled Debt Restructurings by Creditors, but also enhances the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. This standard is effective for the Company on January 1, 2023. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
2.    Securities
Securities held for indefinite periods of time are classified as AFS and carried at estimated fair value. Investment activity for the three months ended March 31, 2022, included $232.7 million of securities purchased and $29.8 million in maturities, principal repayments, and calls. The net unrealized loss on the securities AFS portfolio increased $50.7 million for the three months ended March 31, 2022, resulting in an unrealized loss of $55.5 million as of March 31, 2022.
The amortized cost and estimated fair values of securities AFS are summarized in the following tables:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$496,302	$7	$(34,821)	$461,488
Municipal bonds	231,198	237	(18,165)	213,270
U.S. Treasury securities	131,508	—	(2,385)	129,123
U.S. agency securities	7,263	—	(340)	6,923
Total Securities AFS	$866,271	$244	$(55,711)	$810,804

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178
The amortized cost and estimated fair value of debt securities as of March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Within one year	$10,395	$10,381
After one year but within five years	158,281	155,439
After five years but within ten years	86,136	82,829
After ten years	611,459	562,155
Total	$866,271	$810,804

Information pertaining to securities with gross unrealized losses as of March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2022
Securities AFS:
Mortgage-backed securities	$(20,405)	$338,846	$(14,416)	$119,990
Municipal bonds	(15,753)	158,997	(2,412)	15,870
U.S. Treasury securities	(2,385)	129,123	—	—
U.S. agency securities	(245)	6,018	(95)	905
Total Securities AFS	$(38,788)	$632,984	$(16,923)	$136,765

December 31, 2021
Securities AFS:
Mortgage-backed securities	$(6,627)	$282,705	$(1,833)	$47,171
Municipal bonds	(918)	51,333	(24)	2,577
U.S. Treasury securities	(154)	41,616	—	—
U.S. agency securities	(58)	4,913	—	—
Total Securities AFS	$(7,757)	$380,567	$(1,857)	$49,748
As of March 31, 2022, the Company held 513 securities that were in unrealized loss positions. The aggregate unrealized loss of these securities as of March 31, 2022, was 6.43% of the amortized cost basis of the total securities AFS portfolio. Management and the Asset-Liability Management Committee continually monitor the securities portfolio and are able to effectively measure and monitor the unrealized loss positions on these securities. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis. The unrealized losses on these securities have been determined by management to be a function of the movement of interest rates since the time of purchase. Based on a review of available information, including recent changes in interest rates and credit rating information, management believes the decline in fair value of these securities is temporary. The Company does not consider these securities to have OTTI.
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the three months ended March 31, 2022, or the year ended December 31, 2021.
The proceeds from sales and calls of securities AFS and their gross gain (loss) for the three months ended March 31, 2022 and 2021, are shown below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Proceeds (1)	$8,074	$64,769
Gross gain	$39	$442
Gross loss	$—	$(283)
(1)The proceeds include the gross gain and loss.
Pledged Securities
Securities with carrying values of approximately $133.6 million and $118.6 million were pledged to secure public entity deposits as of March 31, 2022 and December 31, 2021, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	March 31, 2022	December 31, 2021
Real estate:
Commercial real estate	$723,418	$670,293
One-to-four family residential	484,871	474,420
Construction and development	117,526	106,339
Commercial and industrial	303,556	311,373
SBA PPP, net of deferred income	6,397	17,550
Tax-exempt	81,000	80,726
Consumer	24,258	23,131
Total loans HFI	$1,741,026	$1,683,832
Total loans HFS	$6,641	$4,290
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the three months ended March 31, 2022:

(in thousands)	Beginning Balance December 31, 2021	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance March 31, 2022
Real estate:
Commercial real estate	$6,749	$443	$—	$—	$7,192
One-to-four family residential	5,375	(196)	—	3	5,182
Construction and development	1,326	(47)	—	—	1,279
Commercial and industrial	4,440	(118)	(6)	4	4,320
SBA PPP, net of deferred income	25	(16)	—	—	9
Tax-exempt	749	2	—	—	751
Consumer	512	82	(123)	40	511
Total allowance for loan losses	$19,176	$150	$(129)	$47	$19,244
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2021:

(in thousands)	Beginning Balance December 31, 2020	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2021
Real estate:
Commercial real estate	$5,798	$1,401	$(450)	$—	$6,749
One-to-four family residential	5,390	(23)	(10)	18	5,375
Construction and development	1,699	(375)	—	2	1,326
Commercial and industrial	3,631	856	(74)	27	4,440
SBA PPP, net of deferred income	318	(293)	—	—	25
Tax-exempt	680	69	—	—	749
Consumer	435	265	(351)	163	512
Total allowance for loan losses	$17,951	$1,900	$(885)	$210	$19,176

The balance in the allowance for loan losses and the related recorded investment in loans by category as of March 31, 2022, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$34	$7,158	$—	$7,192
One-to-four family residential	—	5,182	—	5,182
Construction and development	—	1,279	—	1,279
Commercial and industrial	42	4,278	—	4,320
SBA PPP, net of deferred income	—	9	—	9
Tax-exempt	—	751	—	751
Consumer	131	380	—	511
Total allowance for loan losses	$207	$19,037	$—	$19,244

Loans:
Real estate:
Commercial real estate	$4,265	$719,153	$—	$723,418
One-to-four family residential	427	484,444	—	484,871
Construction and development	—	117,526	—	117,526
Commercial and industrial	163	303,393	—	303,556
SBA PPP, net of deferred income	—	6,397	—	6,397
Tax-exempt	—	81,000	—	81,000
Consumer	137	24,121	—	24,258
Total loans HFI	$4,992	$1,736,034	$—	$1,741,026
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$68	$6,681	$—	$6,749
One-to-four family residential	—	5,375	—	5,375
Construction and development	—	1,326	—	1,326
Commercial and industrial	40	4,400	—	4,440
SBA PPP, net of deferred income	—	25	—	25
Tax-exempt	—	749	—	749
Consumer	118	394	—	512
Total allowance for loan losses	$226	$18,950	$—	$19,176

Loans:
Real estate:
Commercial real estate	$5,011	$665,282	$—	$670,293
One-to-four family residential	434	473,986	—	474,420
Construction and development	501	105,838	—	106,339
Commercial and industrial	77	311,296	—	311,373
SBA PPP, net of deferred income	—	17,550	—	17,550
Tax-exempt	—	80,726	—	80,726
Consumer	126	23,005	—	23,131
Total loans HFI	$6,149	$1,677,683	$—	$1,683,832

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of March 31, 2022, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$723,370	$—	$—	$48	$723,418
One-to-four family residential	484,197	465	—	209	484,871
Construction and development	117,465	22	39	—	117,526
Commercial and industrial	303,390	154	—	12	303,556
SBA PPP, net of deferred income	6,397	—	—	—	6,397
Tax-exempt	81,000	—	—	—	81,000
Consumer	24,206	47	5	—	24,258
Total loans HFI	$1,740,025	$688	$44	$269	$1,741,026
A summary of current, past due, and nonaccrual loans as of December 31, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$669,781	$461	$—	$51	$670,293
One-to-four family residential	473,658	546	—	216	474,420
Construction and development	106,300	—	39	—	106,339
Commercial and industrial	311,321	39	—	13	311,373
SBA PPP, net of deferred income	17,550	—	—	—	17,550
Tax-exempt	80,726	—	—	—	80,726
Consumer	23,121	10	—	—	23,131
Total loans HFI	$1,682,457	$1,056	$39	$280	$1,683,832

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of March 31, 2022, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$3,535	$3,530	$—	$2,563
One-to-four family residential	478	427	—	431
Construction and development	—	—	—	250
Commercial and industrial	91	91	—	45
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	6	6	—	7
Total with no related allowance	4,110	4,054	—	3,296
With allowance recorded:
Real estate:
Commercial real estate	735	735	34	2,076
One-to-four family residential	—	—	—	—
Construction and development	—	—	—	—
Commercial and industrial	81	72	42	74
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	131	131	131	125
Total with related allowance	947	938	207	2,275
Total impaired loans	$5,057	$4,992	$207	$5,571

Information pertaining to impaired loans as of December 31, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,599	$1,595	$—	$1,969
One-to-four family residential	483	434	—	539
Construction and development	501	501	—	400
Commercial and industrial	—	—	—	355
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	8	8	—	4
Total with no related allowance	2,591	2,538	—	3,267
With allowance recorded:
Real estate:
Commercial real estate	3,416	3,416	68	2,111
One-to-four family residential	—	—	—	145
Construction and development	—	—	—	—
Commercial and industrial	85	77	40	1,570
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	118	118	118	112
Total with related allowance	3,619	3,611	226	3,938
Total impaired loans	$6,210	$6,149	$226	$7,205
The interest income recognized on impaired loans for the three months ended March 31, 2022 and March 31, 2021, was $54,000 and $65,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of March 31, 2022 or December 31, 2021.
A summary of current, past due, and nonaccrual TDR loans as of March 31, 2022, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual(1)	Total TDRs
Real estate:
Commercial real estate	$3,598	$—	$—	$—	$3,598
One-to-four family residential	285	—	—	—	285
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	17	—	—	—	17
Total	$3,900	$—	$—	$—	$3,900
Number of TDR loans	11	—	—	1	12
(1)This loan has a contractual obligation to the Company despite carrying a zero balance.

A summary of current, past due, and nonaccrual TDR loans as of December 31, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual(1)	Total TDRs
Real estate:
Commercial real estate	$3,634	$—	$—	$—	$3,634
One-to-four family residential	289	—	—	—	289
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	21	—	—	—	21
Total	$3,944	$—	$—	$—	$3,944
Number of TDR loans	11	—	—	1	12
(1)This loan has a contractual obligation to the Company despite carrying a zero balance.

There were no loans modified as TDRs during the three months ended March 31, 2022 and March 31, 2021. Additionally, there were no defaults on loans during the three months ended March 31, 2022 or March 31, 2021, that had been modified as a TDR during the prior twelve months.
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
Substandard - Loans in this category have well-defined weaknesses that jeopardize normal repayment of principal and interest.
Doubtful - Loans in this category have well-defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of March 31, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$719,993	$489	$2,936	$—	$—	$723,418
One-to-four family residential	483,971	316	584	—	—	484,871
Construction and development	117,526	—	—	—	—	117,526
Commercial and industrial	298,078	2,678	2,800	—	—	303,556
SBA PPP, net of deferred income	6,397	—	—	—	—	6,397
Tax-exempt	81,000	—	—	—	—	81,000
Consumer	24,119	17	122	—	—	24,258
Total loans HFI	$1,731,084	$3,500	$6,442	$—	$—	$1,741,026

The following table summarizes loans by risk rating as of December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$666,838	$499	$2,956	$—	$—	$670,293
One-to-four family residential	473,638	321	461	—	—	474,420
Construction and development	105,838	—	501	—	—	106,339
Commercial and industrial	306,925	1,551	2,897	—	—	311,373
SBA PPP, net of deferred income	17,550	—	—	—	—	17,550
Tax-exempt	80,726	—	—	—	—	80,726
Consumer	23,003	21	107	—	—	23,131
Total loans HFI	$1,674,518	$2,392	$6,922	$—	$—	$1,683,832
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2022, unfunded loan commitments totaled approximately $356.4 million. As of December 31, 2021, unfunded loan commitments totaled approximately $357.9 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2022, commitments under standby letters of credit totaled approximately $13.9 million. As of December 31, 2021, commitments under standby letters of credit totaled approximately $12.5 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
4.    Deposits
Deposits were $2.93 billion and $2.91 billion as of March 31, 2022 and December 31, 2021, respectively. This increase was primarily a result of customers maintaining higher deposit balances, partially offset by the normal seasonal drawdowns as public entity customers distributed their year-end funds to other organizations. Deposits are summarized below:

(in thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing deposits	$1,181,136	$1,149,672
Interest-bearing deposits:
NOW accounts	466,019	503,383
Money market accounts	747,397	733,044
Savings accounts	200,342	191,076
Time deposits less than or equal to $250,000	242,088	243,596
Time deposits greater than $250,000	90,746	89,577
Total interest-bearing deposits	1,746,592	1,760,676
Total deposits	$2,927,728	$2,910,348
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
The Company used the following methods and significant assumptions to estimate fair value:
Investment Securities and Equity Securities: The fair values for marketable securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Loans HFS	$6,641	$—	$6,641	$—
Securities AFS:
Mortgage-backed securities	$461,488	$—	$461,488	$—
Municipal bonds	$213,270	$—	$213,270	$—
U.S. Treasury securities	$129,123	$—	$129,123	$—
U.S. agency securities	$6,923	$—	$6,923	$—
Equity securities	$7,481	$7,481	$—	$—

December 31, 2021
Loans HFS	$4,290	$—	$4,290	$—
Securities AFS:
Mortgage-backed securities	$379,526	$—	$379,526	$—
Municipal bonds	$229,971	$—	$229,971	$—
U.S. Treasury securities	$41,616	$—	$41,616	$—
U.S. agency securities	$8,065	$—	$8,065	$—
Equity securities	$7,846	$7,846	$—	$—
There were no transfers between Level 1, 2, or 3 for the three months ended March 31, 2022 and the year ended December 31, 2021.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	For the three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Carrying value of impaired loans before allowance for loan losses	$88	$—
Specific allowance for loan losses	(15)	—
Fair value of impaired loans	$73	$—
The Company had no financial liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2022 and March 31, 2021.
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
There were no foreclosed assets that were remeasured at initial recognition for the three months ended March 31, 2022 and March 31, 2021.
There were no foreclosed assets that were remeasured subsequent to initial recognition for the three months ended March 31, 2022 and March 31, 2021.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2022 and March 31, 2021.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
March 31, 2022
Impaired loans	$4,785	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.14%
Foreclosed assets	$660	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2021
Impaired loans	$5,923	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	3.67%
Foreclosed assets	$660	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of March 31, 2022 and December 31, 2021, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Cash and due from banks	$40,137	$40,137	$40,137	$—	$—
Interest-bearing deposits in other banks	506,982	506,982	506,982	—	—
Securities AFS	810,804	810,804	—	810,804	—
Equity securities	7,481	7,481	7,481	—	—
Nonmarketable equity securities	3,451	3,451	—	3,451	—
Loans HFS	6,641	6,641	—	6,641	—
Loans HFI, net of allowance	1,721,782	1,722,718	—	—	1,722,718
Accrued interest receivable	6,654	6,654	—	—	6,654
Financial liabilities:
Deposits	2,927,728	2,923,564	—	2,923,564	—
Accrued interest payable	1,329	1,329	—	1,329	—

December 31, 2021
Financial assets:
Cash and due from banks	$23,143	$23,143	$23,143	$—	$—
Interest-bearing deposits in other banks	761,721	761,721	761,721	—	—
Securities AFS	659,178	659,178	—	659,178	—
Equity securities	7,846	7,846	7,846	—	—
Nonmarketable equity securities	3,450	3,450	—	3,450	—
Loans HFS	4,290	4,290	—	4,290	—
Loans HFI, net of allowance	1,664,656	1,674,900	—	—	1,674,900
Accrued interest receivable	6,245	6,245	—	—	6,245
Financial liabilities:
Deposits	2,910,348	2,911,118	—	2,911,118	—
Accrued interest payable	1,310	1,310	—	1,310	—

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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a CCB was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.50%. It is management’s belief that, as of March 31, 2022, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of June 30, 2021) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.
Capital amounts and ratios for Red River Bank as of March 31, 2022 and December 31, 2021, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Risk-Based Capital	$313,342	16.59%	$151,090	8.00%	$198,306	10.50%
Tier I Risk-Based Capital	$294,098	15.57%	$113,318	6.00%	$160,534	8.50%
Common Equity Tier I Capital	$294,098	15.57%	$84,988	4.50%	$132,204	7.00%
Tier I Leverage Capital	$294,098	9.10%	$129,204	4.00%	$129,204	4.00%

December 31, 2021
Total Risk-Based Capital	$305,771	17.06%	$143,372	8.00%	$188,176	10.50%
Tier I Risk-Based Capital	$286,595	15.99%	$107,529	6.00%	$152,333	8.50%
Common Equity Tier I Capital	$286,595	15.99%	$80,647	4.50%	$125,451	7.00%
Tier I Leverage Capital	$286,595	9.23%	$124,241	4.00%	$124,241	4.00%
Red River Bancshares, Inc.
As a general matter, bank holding companies are subject to Basel III capital adequacy requirements under applicable Federal Reserve regulations on a consolidated basis. However, bank holding companies that qualify as “small bank holding companies” under the Federal Reserve’s Small Bank Holding Company Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy guidelines at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted, and it increased the asset threshold for “small bank holding companies” from $1.0 billion to $3.0 billion. Because the Company had less than $3.0 billion in assets as of June 30, 2021, the last applicable measurement date, it is not subject to capital adequacy guidelines on a consolidated basis as of March 31, 2022. Although the minimum regulatory capital requirements are not applicable to the Company, the Company calculates these ratios for its own planning and monitoring purposes.

Capital amounts and ratios for Red River Bancshares, Inc. as of March 31, 2022 and December 31, 2021, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
March 31, 2022
Total Risk-Based Capital	$326,391	17.28%
Tier I Risk-Based Capital	$307,147	16.26%
Common Equity Tier I Capital	$307,147	16.26%
Tier I Leverage Capital	$307,147	9.51%

December 31, 2021
Total Risk-Based Capital	$319,553	17.83%
Tier I Risk-Based Capital	$300,377	16.76%
Common Equity Tier I Capital	$300,377	16.76%
Tier I Leverage Capital	$300,377	9.67%
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
As of March 31, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
8.    Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director Compensation Program and restricted stock determined using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year, and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.

The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended March 31,
(in thousands, except share amounts)	2022	2021
Numerator:
Net income - basic	$7,392	$8,065
Net income - diluted	$7,392	$8,065

Denominator:
Weighted average shares outstanding - basic	7,179,624	7,317,995
Plus: Effect of Director Compensation Program	369	209
Plus: Effect of restricted stock	18,623	18,947
Weighted average shares outstanding - diluted	7,198,616	7,337,151

Earnings per common share:
Basic	$1.03	$1.10
Diluted	$1.03	$1.10
9.    Stock Repurchase Program
On February 4, 2022, the Company’s Board of Directors approved the renewal of its stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended March 31, 2022, the Company repurchased 4,465 shares of its common stock at an aggregate cost of $218,000. As of March 31, 2022, the Company had $4.8 million available for repurchasing its common stock under this program.
10.    Subsequent Events
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of equity securities was $7.5 million as of March 31, 2022, with a recognized loss of $365,000 for the three months ended March 31, 2022, compared to a fair value of $7.8 million as of December 31, 2021, with a recognized loss of $175,000 for the year ended December 31, 2021. The loss on equity securities in the first quarter of 2022 was due to a significant increase in interest rates. In April 2022, all shares invested in the mutual fund were liquidated.
During the second quarter of 2022, the Company decided to reclassify a selected portion of the securities portfolio from AFS to HTM. Such reclassifications are made at fair value on the date of reclassification. The unrealized gains or losses on the date of the reclassification are retained in AOCI and in the carrying value of the HTM securities. This amount is amortized out of AOCI over the remaining life of the underlying HTM securities, and will impact the yield on those securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2021 through March 31, 2022, and on our results of operations for the quarters ended March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and March 31, 2021. The comparison periods presented for our results of operations in this Report have changed since our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, which was our immediately prior Form 10-Q. Beginning with this Report, we will report our results of operations for the most recently completed quarter compared to the immediately preceding quarter as opposed to comparing to the corresponding quarter of the prior year. We believe this comparison aligns our quarterly disclosures more closely to how our management oversees our Company. Since we are a financial institution, we believe we are not as highly subject to seasonal fluctuations as other businesses and industries. Therefore, we believe comparing our results of operations to the immediately preceding fiscal quarter offers a more meaningful analysis to our investors.
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, and information presented elsewhere in this Report, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and “Part II - Item 1A. Risk Factors” in this Report. Also, see risk factors and other cautionary statements described in “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
FIRST QUARTER 2022 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the first quarter of 2022, the Company had solid loan growth, deployed funds into the securities portfolio, and had reduced earnings. We continued to execute our organic expansion plan in the New Orleans and Acadiana markets, renewed the stock repurchase program, and announced changes to the board of directors.
•Assets were fairly consistent during the first quarter of 2022, and totaled $3.21 billion as of March 31, 2022. The asset mix improved due to deploying funds into securities and loans.
•Net income for the first quarter of 2022 was $7.4 million, or $1.03 diluted EPS, a decrease of $1.1 million, or 13.1%, compared to $8.5 million, or $1.17 diluted EPS for the prior quarter and a decrease of $673,000, or 8.3%, compared to $8.1 million, or $1.10 diluted EPS, for the first quarter of 2021. For the first quarter of 2022, the quarterly return on assets was 0.93%, and the quarterly return on equity was 10.27%.
•Net income for the first quarter of 2022 was lower than the prior quarter due to lower PPP loan income, lower mortgage loan fee income, and a loss on equity securities, partially offset by higher securities AFS income.
•Red River Bank is participating in the SBA PPP. As of March 31, 2022, PPP loans were $6.4 million, net of $169,000 of deferred income, or 0.4% of loans HFI. PPP loan income decreased in the first quarter of 2022 due to lower PPP loan balances. PPP loan income for the first quarter of 2022 was $485,000, compared to $1.2 million for the prior quarter.
•Mortgage loan income for the first quarter of 2022 was $1.1 million, $540,000 lower than the prior quarter. The decrease in mortgage loan income was a result of reduced activity due to rising home prices and higher mortgage interest rates, as well as limited housing stock available for purchase.

•Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The mutual fund had a loss of $365,000 for the first quarter of 2022, compared to a loss of $75,000 for the fourth quarter of 2021.
•In the first quarter of 2022, excess funds were deployed into the securities AFS portfolio. Securities AFS as of March 31, 2022, were $810.8 million, or 25.2% of assets, compared to $659.2 million, or 20.4% of assets, as of December 31, 2021. This portfolio increased $151.6 million, or 23.0%, during the first quarter of 2022, which resulted in a $550,000 increase in securities income.
•As of March 31, 2022, non-PPP loans HFI (non-GAAP) were $1.73 billion, an increase of $68.3 million, or 4.1%, from December 31, 2021. The growth in non-PPP loans HFI was primarily a result of new customer activity associated with new lenders in our expansion markets and increased loan activity in various legacy markets. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
•Excluding PPP loan income, the net interest margin FTE (non-GAAP) for the first quarter of 2022 was 2.41%, compared to 2.38% for the prior quarter. This increase was primarily a result of deploying low-yielding, short-term liquid assets into higher-yielding securities and loans. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
•NPAs were $973,000, or 0.03% of assets, as of March 31, 2022. As of March 31, 2022, the allowance for loan losses was $19.2 million, or 1.11% of loans HFI.
•The board of directors approved changes to the Red River Bank 401(k) Profit Sharing Plan (“401(k) Plan”). Effective April 1, 2022, employees have the opportunity to invest a portion of their 401(k) Plan funds in the Company’s common stock through a unitized fund.
•We paid a quarterly cash dividend of $0.07 per common share.
•In the fourth quarter of 2021, the $5.0 million stock repurchase program that was approved in August 2021 was completed after reaching the purchase limit. On February 4, 2022, the board of directors approved the renewal of our stock repurchase program. The renewed repurchase program authorizes the Company to purchase up to $5.0 million of outstanding shares of common stock from February 4, 2022 through December 31, 2022. In accordance with this stock repurchase program, we repurchased 4,465 shares of our common stock in the first quarter of 2022 at an aggregate cost of $218,000.
•We continued implementing our organic expansion plan. On January 26, 2022, we opened our first Red River Bank full-service banking center in Lafayette, Louisiana. In March 2022, we leased an existing banking center location in downtown New Orleans, which, pending regulatory approval, we expect to open as the Bank’s first full-service banking center in the New Orleans market in the second quarter of 2022. Also, we purchased property in Metairie, Louisiana, a New Orleans suburb, with the plan to construct a full-service banking center.
•Various changes occurred with the Boards of Directors of the Company and the Bank. John C. Simpson, Chair Emeritus and a founding director, retired from the Board of Directors of the Company and the Bank at the end of his term at the Company’s 2022 annual shareholder meeting on May 5, 2022. Michael D. Crowell was appointed to the boards of the Company and the Bank.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated.

	As of		Change from December 31, 2021 to March 31, 2022
(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,212,460	$3,224,710	$(12,250)	(0.4)%
Interest-bearing deposits in other banks	506,982	761,721	(254,739)	(33.4)%
Securities available-for-sale	810,804	659,178	151,626	23.0%
Loans held for investment	1,741,026	1,683,832	57,194	3.4%
Total deposits	2,927,728	2,910,348	17,380	0.6%
Total stockholders’ equity	264,874	298,150	(33,276)	(11.2)%

	As of and for the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Net Income	$7,392	$8,510	$8,065

Per Common Share Data:
Earnings per share, basic	$1.03	$1.18	$1.10
Earnings per share, diluted	$1.03	$1.17	$1.10
Book value per share	$36.91	$41.52	$38.99
Tangible book value per share(1,2)	$36.69	$41.31	$38.78
Realized book value per share(1,3)	$43.02	$42.05	$39.04
Cash dividends per share	$0.07	$0.07	$0.07
Shares outstanding	7,176,365	7,180,155	7,306,747
Weighted average shares outstanding, basic	7,179,624	7,229,324	7,317,995
Weighted average shares outstanding, diluted	7,198,616	7,247,277	7,337,151

Summary Performance Ratios:
Return on average assets	0.93%	1.09%	1.20%
Return on average equity	10.27%	11.33%	11.36%
Net interest margin	2.41%	2.46%	2.69%
Net interest margin FTE(4)	2.46%	2.52%	2.76%
Efficiency ratio(5)	60.80%	57.33%	54.02%
Loans HFI to deposits ratio	59.47%	57.86%	63.69%
Noninterest-bearing deposits to deposits ratio	40.34%	39.50%	40.37%
Noninterest income to average assets	0.56%	0.72%	1.01%
Operating expense to average assets	1.77%	1.79%	1.96%

Summary Credit Quality Ratios:
NPAs to total assets	0.03%	0.03%	0.13%
Nonperforming loans to loans HFI	0.02%	0.02%	0.18%
Allowance for loan losses to loans HFI	1.11%	1.14%	1.21%
Net charge-offs to average loans	0.00%	0.01%	0.00%

Capital Ratios:
Total stockholders’ equity to total assets	8.25%	9.25%	10.10%
Tangible common equity to tangible assets(1,6)	8.20%	9.20%	10.05%
Total risk-based capital to risk-weighted assets	17.28%	17.83%	18.87%
Tier 1 risk-based capital to risk-weighted assets	16.26%	16.76%	17.66%
Common equity Tier 1 capital to risk-weighted assets	16.26%	16.76%	17.66%
Tier 1 risk-based capital to average assets	9.51%	9.67%	10.43%
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in “ - Non-GAAP Financial Measures” in this Report. This measure has not been audited.
(2)We calculate tangible book value per share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period.
(3)We calculate realized book value per share as total stockholders’ equity, less AOCI, divided by the outstanding number of shares of our common stock at the end of the relevant period.
(4)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
(5)Efficiency ratio represents operating expenses divided by the sum of net interest income and noninterest income.
(6)We calculate tangible common equity as total stockholders’ equity, less intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets, less intangible assets, net of accumulated amortization.

RESULTS OF OPERATIONS
Net income for the first quarter of 2022 was $7.4 million, or $1.03 diluted EPS, a decrease of $1.1 million or 13.1%, compared to $8.5 million, or $1.17 diluted EPS, in the fourth quarter of 2021. The decrease in net income was due to a $1.3 million decrease in noninterest income, a $47,000 decrease in net interest income, and a $46,000 increase in operating expenses, partially offset by a $245,000 decrease in income tax expense. The return on assets for the first quarter of 2022 was 0.93%, compared to 1.09% for the fourth quarter of 2021. The return on equity was 10.27% for the first quarter of 2022 and 11.33% for the fourth quarter of 2021. Our efficiency ratio for the first quarter of 2022 was 60.80%, compared to 57.33% for the fourth quarter of 2021.
Net income for the three months ended March 31, 2022, was $7.4 million, or $1.03 diluted EPS, a decrease of $673,000, or 8.3%, compared to $8.1 million, or $1.10 diluted EPS, for the three months ended March 31, 2021. The decrease in net income was due to a $2.4 million decrease in noninterest income and an $899,000 increase in operating expenses, partially offset by a $1.3 million decrease in the provision for loan losses, a $1.1 million increase in net interest income, and a $162,000 decrease in income tax expense. The return on assets for the three months ended March 31, 2022, was 0.93%, compared to 1.20% for the same period in the prior year. The return on equity was 10.27% for the three months ended March 31, 2022, and 11.36% for the three months ended March 31, 2021. Our efficiency ratio for the three months ended March 31, 2022, was 60.80%, compared to 54.02% for the three months ended March 31, 2021.
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
Beginning March 2020, we were in a low interest rate environment that impacted both the net interest income and net interest margin FTE. In March 2020, the target federal funds rate decreased 150 bps to 0.25% and remained at that rate until March 16, 2022, when the FOMC increased the target federal funds rate 25 bps to 0.50%. The average effective federal funds rate for the first quarter of 2022 was 0.12% compared to 0.08% for both the fourth quarter of 2021 and the first quarter of 2021. The net interest income and net interest margin FTE continued to be impacted by the low interest rate environment, despite the FOMC increasing the target federal funds rate.
First Quarter of 2022 vs. Fourth Quarter of 2021
Net interest income for the first quarter of 2022 was $18.7 million, which was $47,000, or 0.3%, lower than the fourth quarter of 2021, due to a $66,000 decrease in interest and dividend income, partially offset by a $19,000 decrease in interest expense. The decrease in interest and dividend income was primarily due to a decrease in PPP loan income, partially offset by an increase in securities income. PPP loan income decreased $727,000 due to lower average PPP loans outstanding and lower fees recognized to income on PPP loans. Securities income increased $550,000 during the first quarter as we increased our investment in our securities portfolio by deploying lower-yielding short-term liquid assets into higher-yielding taxable securities. Interest expense decreased in the first quarter of 2022 as a result of our third quarter 2021 adjustment to rates, which impacted new and renewing time deposits, partially offset by an increase in the average balance of interest-bearing transaction deposits.
The net interest margin FTE decreased six bps to 2.46% for the first quarter of 2022, compared to 2.52% for the prior quarter, primarily due to a 16 bp decrease in loan yield driven by a $727,000 decrease in PPP loan income. This decrease was partially offset by an eight bp increase in the yield on taxable securities driven by our deployment of short-term liquid assets into the securities portfolio. This activity increased the balance of higher-yielding taxable securities and decreased the balance of lower-yielding short-term liquid assets, which also benefited from higher yields compared to the prior quarter due to a higher interest rate environment.
The FOMC is expected to raise the target federal funds rate several more times in 2022. Our balance sheet is asset sensitive, and historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. As of March 31, 2022, floating rate loans were 14.5% of loans HFI, and floating rate transaction deposits were 4.4% of interest-bearing transaction deposits. Dependent upon balance sheet activity and excluding PPP loans, we expect an increasing interest rate environment to positively impact our net interest income and net interest margin FTE in 2022.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and December 31, 2021:

	For the Three Months Ended
	March 31, 2022			December 31, 2021
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,690,445	$16,770	3.97%	$1,654,711	$17,415	4.13%
Securities - taxable	556,648	1,879	1.35%	423,724	1,347	1.27%
Securities - tax-exempt	215,360	1,083	2.01%	210,263	1,065	2.03%
Federal funds sold	53,249	25	0.19%	55,342	21	0.15%
Interest-bearing balances due from banks	589,794	251	0.17%	645,627	226	0.14%
Nonmarketable equity securities	3,450	1	0.10%	3,449	1	0.10%
Total interest-earning assets	3,108,946	$20,009	2.58%	2,993,116	$20,075	2.64%
Allowance for loan losses	(19,203)			(19,164)
Noninterest-earning assets	124,258			130,268
Total assets	$3,214,001			$3,104,220
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,418,583	$455	0.13%	$1,310,430	$410	0.12%
Time deposits	332,585	826	1.01%	341,445	890	1.03%
Total interest-bearing deposits	1,751,168	1,281	0.30%	1,651,875	1,300	0.31%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,751,168	$1,281	0.30%	1,651,875	$1,300	0.31%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,153,377			1,136,342
Accrued interest and other liabilities	17,514			18,050
Total noninterest-bearing liabilities	1,170,891			1,154,392
Stockholders’ equity	291,942			297,953
Total liabilities and stockholders’ equity	$3,214,001			$3,104,220
Net interest income		$18,728			$18,775
Net interest spread			2.28%			2.33%
Net interest margin			2.41%			2.46%
Net interest margin FTE(3)			2.46%			2.52%
Cost of deposits			0.18%			0.18%
Cost of funds			0.17%			0.17%
(1)Includes average outstanding balances of loans HFS of $4.3 million and $6.1 million for the three months ended March 31, 2022 and December 31, 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Average PPP loans outstanding, net of deferred income, for the first quarter of 2022 were $11.1 million, which was $18.1 million lower than the prior quarter. During the first quarter of 2022, we received $11.6 million in SBA forgiveness and borrower repayments on PPP loans, compared to $29.6 million in the prior quarter. PPP loans have a 1.0% interest rate, and PPP loan origination fees are recorded to interest income over the loan term, or until the loans are forgiven by the SBA or repaid by the borrower. When PPP loan forgiveness payments or borrower payments are received in full, the remaining portion of origination fees are recorded to income. For the first quarter of 2022, PPP loan interest and fees totaled $485,000, resulting in a 17.77% yield, compared to $1.2 million in interest and fees and a 16.46% yield for the prior quarter. The decrease in PPP loan income was primarily due to a lower amount of PPP loans forgiven by the SBA in the first quarter of 2022 than in the fourth quarter of 2021. The increase in PPP loan yield was primarily due to forgiving loans with higher origination fee percentages in the first quarter of 2022 when compared to the prior quarter. As of March 31, 2022, deferred PPP fees were $169,000.
Excluding PPP loan income, net interest income (non-GAAP) for the first quarter of 2022 was $18.2 million, which was $680,000, or 3.9%, higher than the fourth quarter of 2021. Also, with PPP loans excluded for the first quarter of 2022, the yield on non-PPP loans (non-GAAP) was 3.88%, and the net interest margin FTE (non-GAAP) was 2.41%. For the first quarter of 2022, PPP loans had a nine bp accretive impact to the yield on loans and a five bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the three months ended March 31, 2022 and December 31, 2021:

	For the Three Months Ended
	March 31, 2022			December 31, 2021
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,690,445	$16,770	3.97%	$1,654,711	$17,415	4.13%
Less: PPP loans, net
Average	11,061			29,191
Interest		28			76
Fees		457			1,136
Total PPP loans, net	11,061	485	17.77%	29,191	1,212	16.46%
Non-PPP loans (non-GAAP)(3)	$1,679,384	$16,285	3.88%	$1,625,520	$16,203	3.90%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$18,728			$18,775
PPP loan income		(485)			(1,212)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$18,243			$17,563

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.22%			2.19%
Net interest margin			2.35%			2.33%
Net interest margin FTE(4)			2.41%			2.38%
(1)Includes average outstanding balances of loans HFS of $4.3 million and $6.1 million for the three months ended March 31, 2022 and December 31, 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Non-GAAP financial measure. See also “ - Non-GAAP Financial Measures” in this Report.
(4)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Net interest income for the three months ended March 31, 2022 was $18.7 million, which was $1.1 million, or 6.5%, higher than $17.6 million for the three months ended March 31, 2021. Net interest income increased due to an $831,000 increase in interest and dividend income and a $306,000 decrease in interest expense.
The increase in interest and dividend income for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, was primarily due to our deployment of excess liquidity, which resulted in increases to non-PPP loan income and securities income, partially offset by a decrease in PPP loan income. Non-PPP loan income increased $1.3 million due to a $192.9 million increase in the average balance of non-PPP loans when compared to the first quarter of 2021, partially offset by lower rates on new and renewed non-PPP loans. Securities income increased $1.1 million due to a higher average balance of securities as we increased our investment in our securities portfolio during the first quarter of 2022 by deploying lower-yielding short-term liquid assets into higher-yielding taxable securities. PPP loan income decreased $1.6 million due to lower average PPP loan balances outstanding and lower fees recognized to income on PPP loans.
Interest expense decreased over the past 12 months as deposits continued to price downward as we adjusted rates on interest-bearing deposits. This decrease was partially offset by higher interest-bearing deposit balances. For the three months ended March 31, 2022, average interest-bearing deposits increased $286.1 million, or 19.5%, compared to the three months ended March 31, 2021.
Net interest margin FTE decreased 30 bps to 2.46% for the three months ended March 31, 2022, from 2.76% for the three months ended March 31, 2021, primarily due to a 34 bp decrease in loan yield. Loan yield decreased as a result of a $1.6 million decrease in PPP loan income and a 17 bp decrease in the yield on non-PPP loans. PPP loan income decreased due to lower fees recognized to income on PPP loans and a lower average balance of PPP loans outstanding. The yield on non-PPP loans decreased from 4.05% to 3.88% due to lower rates on new and renewed non-PPP loans over the past 12 months. These decreases were partially offset by an 18 bp increase in the yield on taxable securities driven by our deployment of short-term liquid assets into our securities portfolio. This deployment increased the average balance of higher-yielding taxable securities from $295.5 million to $556.6 million, an increase of $261.1 million or 88.4%. In addition, the yield on taxable securities benefited from higher market interest rates on securities purchased during the first quarter of 2022, compared to the interest rate on taxable securities during the same period in 2021. The net interest margin also benefited from a nine bp decrease in the cost of deposits. The cost of deposits decreased from 0.27% to 0.18% for the three months ended March 31, 2022, due to a 14 bp decrease in the rate on interest-bearing deposits as a result of our adjustments to deposit rates.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31, 2022			March 31, 2021
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,690,445	$16,770	3.97%	$1,594,796	$17,165	4.31%
Securities - taxable	556,648	1,879	1.35%	295,501	862	1.17%
Securities - tax-exempt	215,360	1,083	2.01%	195,406	1,028	2.10%
Federal funds sold	53,249	25	0.19%	77,484	22	0.11%
Interest-bearing balances due from banks	589,794	251	0.17%	447,265	100	0.09%
Nonmarketable equity securities	3,450	1	0.10%	3,447	1	0.13%
Total interest-earning assets	$3,108,946	$20,009	2.58%	$2,613,899	$19,178	2.94%
Allowance for loan losses	(19,203)			(18,669)
Noninterest-earning assets	124,258			133,381
Total assets	$3,214,001			$2,728,611
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,418,583	$455	0.13%	$1,124,341	$479	0.17%
Time deposits	332,585	826	1.01%	340,705	1,108	1.32%
Total interest-bearing deposits	1,751,168	1,281	0.30%	1,465,046	1,587	0.44%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,751,168	$1,281	0.30%	1,465,046	$1,587	0.44%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,153,377			956,612
Accrued interest and other liabilities	17,514			18,187
Total noninterest-bearing liabilities	1,170,891			974,799
Stockholders’ equity	291,942			288,766
Total liabilities and stockholders’ equity	$3,214,001			$2,728,611
Net interest income		$18,728			$17,591
Net interest spread			2.28%			2.50%
Net interest margin			2.41%			2.69%
Net interest margin FTE(3)			2.46%			2.76%
Cost of deposits			0.18%			0.27%
Cost of funds			0.17%			0.25%
(1)Includes average outstanding balances of loans HFS of $4.3 million and $11.1 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21% federal income tax rate on tax-exempt securities and tax-exempt loans.
Excluding PPP loan income, net interest income (non-GAAP) for the three months ended March 31, 2022, was $18.2 million, which was $2.8 million, or 18.0%, higher than the three months ended March 31, 2021. Also, with PPP loans excluded for the three months ended March 31, 2022, the yield on non-PPP loans (non-GAAP) was 3.88%, and the net interest margin FTE (non-GAAP) was 2.41%. For the three months ended March 31, 2022, PPP loans had a nine bp accretive impact to the yield on loans and a five bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31, 2022			March 31, 2021
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,690,445	$16,770	3.97%	$1,594,796	$17,165	4.31%
Less: PPP loans, net
Average	11,061			108,334
Interest		28			284
Fees		457			1,848
Total PPP loans, net	11,061	485	17.77%	108,334	2,132	7.97%
Non-PPP loans (non-GAAP)(3)	$1,679,384	$16,285	3.88%	$1,486,462	$15,033	4.05%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$18,728			$17,591
PPP loan income		(485)			(2,132)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$18,243			$15,459

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.22%			2.28%
Net interest margin			2.35%			2.47%
Net interest margin FTE(4)			2.41%			2.53%
(1)Includes average outstanding balances of loans HFS of $4.3 million and $11.1 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Non-GAAP financial measure. See also “ - Non-GAAP Financial Measures” in this Report.
(4)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2022 vs. December 31, 2021			March 31, 2022 vs. March 31, 2021
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$377	$(1,022)	$(645)	$1,031	$(1,426)	$(395)
Securities - taxable	423	109	532	762	255	1,017
Securities - tax-exempt	26	(8)	18	105	(50)	55
Federal funds sold	(1)	5	4	(7)	10	3
Interest-bearing balances due from banks	(18)	43	25	39	112	151
Nonmarketable equity securities	—	—	—	—	—	—
Total interest-earning assets	$807	$(873)	$(66)	$1,930	$(1,099)	$831
Interest-bearing liabilities:
Interest-bearing transaction deposits	$27	$18	$45	$128	$(152)	$(24)
Time deposits	(23)	(41)	(64)	(26)	(256)	(282)
Total interest-bearing deposits	4	(23)	(19)	102	(408)	(306)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$4	$(23)	$(19)	$102	$(408)	$(306)
Increase (decrease) in net interest income	$803	$(850)	$(47)	$1,828	$(691)	$1,137
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
The table below presents, for the periods indicated, the provision for loan losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Provision for loan losses	$150	$150	$—	—%
The provision for loan losses for the first quarter of 2022 was $150,000, which was consistent with the prior quarter provision. The economic activity in Louisiana remained relatively consistent, and our asset quality metrics remained favorable for the quarter. We will continue to evaluate future provision needs in relation to loan growth and trends in asset quality.
The table below presents, for the periods indicated, the provision for loan losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)
Provision for loan losses	$150	$1,450	$(1,300)	(89.7)%

The provision for loan losses for the three months ended March 31, 2022 was $150,000, a decrease of $1.3 million, or 89.7%, from $1.5 million for the three months ended March 31, 2021. The decrease in provision expense for 2022 was attributed to continued, favorable asset quality metrics. The higher provision for loan losses in the same period of 2021 was due to the anticipated adverse effects of the COVID-19 pandemic.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
First Quarter of 2022 vs. Fourth Quarter of 2021
Noninterest income decreased $1.3 million to $4.4 million for the first quarter of 2022, compared to $5.7 million for the fourth quarter of 2021. The decrease in noninterest income was primarily due to lower mortgage loan income, a loss on equity securities, lower other income, and lower net debit card income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,308	$1,318	$(10)	(0.8)%
Debit card income, net	936	1,071	(135)	(12.6)%
Mortgage loan income	1,127	1,667	(540)	(32.4)%
Brokerage income	775	806	(31)	(3.8)%
Loan and deposit income	371	457	(86)	(18.8)%
Bank-owned life insurance income	172	175	(3)	(1.7)%
Gain (Loss) on equity securities	(365)	(75)	(290)	(386.7)%
Gain (Loss) on sale and call of securities	39	1	38	3,800.0%
SBIC income	20	38	(18)	(47.4)%
Other income (loss)	19	214	(195)	(91.1)%
Total noninterest income	$4,402	$5,672	$(1,270)	(22.4)%
Mortgage loan income decreased $540,000 to $1.1 million for the first quarter of 2022, compared to $1.7 million for the previous quarter. This decrease was primarily driven by reduced activity due to rising home prices and higher mortgage interest rates, as well as limited housing stock available for purchase.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. In the first quarter of 2022, there was a significant increase in interest rates, which caused equity securities to have a fair value loss of $365,000, compared to a loss of $75,000 for the previous quarter. In April 2022, all shares invested in the mutual fund were liquidated.
Other income for the first quarter of 2022 was $19,000, compared to $214,000 for the prior quarter. Other real estate owned properties and a bank property were sold in the fourth quarter of 2021, resulting in a nonrecurring $196,000 net gain on sale.
Debit card income, net, decreased $135,000 to $936,000 for the first quarter of 2022, when compared to the prior quarter due to a seasonal decline in the number of debit card transactions.
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Noninterest income decreased $2.4 million to $4.4 million for the three months ended March 31, 2022, compared to $6.8 million for the three months ended March 31, 2021. The decrease in noninterest income was due to lower mortgage loan income, a loss on equity securities, reduced income from an SBIC limited partnership of which Red River Bank is a member, a lower gain on sale and call of securities, lower net debit card income, and lower loan and deposit income. These decreases were partially offset by increased service charges on deposit accounts.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,308	$1,059	$249	23.5%
Debit card income, net	936	1,046	(110)	(10.5)%
Mortgage loan income	1,127	2,882	(1,755)	(60.9)%
Brokerage income	775	834	(59)	(7.1)%
Loan and deposit income	371	473	(102)	(21.6)%
Bank-owned life insurance income	172	133	39	29.3%
Gain (Loss) on equity securities	(365)	(70)	(295)	(421.4)%
Gain (Loss) on sale and call of securities	39	159	(120)	(75.5)%
SBIC income	20	241	(221)	(91.7)%
Other income (loss)	19	18	1	5.6%
Total noninterest income	$4,402	$6,775	$(2,373)	(35.0)%
Mortgage loan income decreased $1.8 million to $1.1 million for the first quarter of 2022, compared to $2.9 million for the same quarter prior year due to rising mortgage interest rates and home prices, as well as limited housing stock available for purchase. The low interest rate environment in the first quarter of 2021 contributed to the high levels of mortgage lending activity for that period.
Due to a significant increase in interest rates, equity securities had a fair value loss of $365,000 for the first quarter of 2022, compared to a loss of $70,000 for the same period in 2021.
SBIC income decreased $221,000 to $20,000 for the first quarter of 2021 due to lower operating income being distributed by the SBIC in the first quarter of 2022.
The gain on the sale and call of securities was $39,000 for the first quarter of 2022 as a result of municipal securities with unaccreted balances being called. In the first quarter of 2021, the gain on the sale and call of securities was $159,000, primarily due to favorable pricing obtained from the sale of lower yielding taxable municipal securities.
Debit card income, net, decreased $110,000 to $936,000 for the first quarter of 2022, compared to the same quarter prior year. This decrease was mainly due to higher debit card expense as a result of upgrading our debit card stock in the first quarter of 2022.
Loan and deposit income decreased $102,000 to $371,000 for the first quarter of 2022, compared to the same period in 2021. The decrease was primarily related to $110,000 of nonrecurring commercial real estate loan fees in the first quarter of 2021.
Service charges on deposit accounts increased $249,000 to $1.3 million for the first quarter of 2022, compared to the first quarter of 2021. This increase was mainly due to more non-sufficient fund transactions in the first quarter of 2022.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
First Quarter of 2022 vs. Fourth Quarter of 2021
Operating expenses increased $46,000 to $14.1 million for the first quarter of 2022, compared to $14.0 million for the fourth quarter of 2021. The increase in operating expenses was mainly due to higher other taxes, technology expenses, personnel expenses, and occupancy and equipment expenses. These increases were offset by lower data processing expense and loan and deposit expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Operating expenses:
Personnel expenses	$8,452	$8,362	$90	1.1%
Non-staff expenses:
Occupancy and equipment expenses	1,492	1,424	68	4.8%
Technology expenses	771	667	104	15.6%
Advertising	219	230	(11)	(4.8)%
Other business development expenses	303	280	23	8.2%
Data processing expense	316	537	(221)	(41.2)%
Other taxes	636	498	138	27.7%
Loan and deposit expenses	130	243	(113)	(46.5)%
Legal and professional expenses	418	493	(75)	(15.2)%
Regulatory assessment expenses	250	268	(18)	(6.7)%
Other operating expenses	1,075	1,014	61	6.0%
Total operating expenses	$14,062	$14,016	$46	0.3%
Other taxes increased $138,000 to $636,000 for the first quarter of 2022, compared to the prior quarter. This increase was due to an increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Technology expenses increased $104,000 to $771,000 for the first quarter of 2022, compared to the prior quarter. This increase was primarily due to $59,000 of nonrecurring computer hardware and software expenses related to opening new locations in our expansion markets.
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $90,000 to $8.5 million for the first quarter of 2022, compared to the prior quarter. This increase was primarily due to having a full quarter of expenses for new staff added in the fourth quarter of 2021 in our expansion markets, partially offset by lower commission compensation related to lower mortgage loan activity. As of March 31, 2022 and December 31, 2021, we had 355 and 358 total employees, respectively.
Occupancy and equipment expenses increased $68,000 to $1.5 million for the first quarter of 2022, compared to the prior quarter. This increase was primarily due to $124,000 of nonrecurring expenses in the first quarter of 2022 related to opening new locations in our expansion markets, partially offset by lower facility maintenance and repair expenses.
Data processing expense decreased $221,000 to $316,000 for the first quarter of 2022, compared to the prior quarter. This decrease was primarily attributed to receipt of a $230,000 periodic refund from our data processing center in the first quarter of 2022.
Loan and deposit expenses decreased $113,000 to $130,000 for the first quarter of 2022, compared to the prior quarter. This decrease was primarily due to receipt of a $122,000 negotiated, variable rebate from a vendor in the first quarter of 2022.
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Operating expenses increased $899,000 to $14.1 million for the three months ended March 31, 2022, compared to $13.2 million for the three months ended March 31, 2021. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, other taxes, and technology expenses. These increases were partially offset by lower loan and deposit expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)
Operating expenses:
Personnel expenses	$8,452	$8,021	$431	5.4%
Non-staff expenses:
Occupancy and equipment expenses	1,492	1,278	214	16.7%
Technology expenses	771	665	106	15.9%
Advertising	219	183	36	19.7%
Other business development expenses	303	299	4	1.3%
Data processing expense	316	385	(69)	(17.9)%
Other taxes	636	525	111	21.1%
Loan and deposit expenses	130	255	(125)	(49.0)%
Legal and professional expenses	418	368	50	13.6%
Regulatory assessment expenses	250	201	49	24.4%
Other operating expenses	1,075	983	92	9.4%
Total operating expenses	$14,062	$13,163	$899	6.8%
Personnel expenses increased $431,000 to $8.5 million for the first quarter of 2022, compared to the same quarter prior year. As of March 31, 2022 and 2021, we had 355 and 336 total employees, respectively. Personnel expenses, and the number of employees, increased primarily as a result of expansion in our newer markets. Partially offsetting this increase was lower commission compensation related to lower mortgage loan activity when compared to the same quarter prior year.
Occupancy and equipment expenses increased $214,000 to $1.5 million for the first quarter of 2022, compared to the same quarter prior year. This increase was primarily due to $124,000 of nonrecurring expenses in the first quarter of 2022 related to opening new locations in our expansion markets.
Other taxes increased $111,000 to $636,000 for the first quarter of 2022, compared to the same quarter prior year. This increase was due to a $112,000 increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Technology expenses increased $106,000 to $771,000 for the first quarter of 2022, compared to the same quarter prior year. This increase was mainly due to $59,000 of nonrecurring computer hardware and software expenses in the first quarter of 2022 related to opening new locations in our expansion markets.
Loan and deposit expenses decreased $125,000 to $130,000 for the first quarter of 2022, compared to the same quarter prior year. This decrease was primarily due to receipt of a $122,000 negotiated, variable rebate from a vendor in the first quarter of 2022.
Income Tax Expense
The amount of income tax expense is influenced by the amount of our pre-tax income, tax-exempt income, and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, life insurance policies, and the income tax effects associated with stock-based compensation.
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Income tax expense	$1,526	$1,771	$(245)	(13.8)%
For the quarters ended March 31, 2022 and December 31, 2021, income tax expense totaled $1.5 million and $1.8 million, respectively. The decrease in income tax expense was primarily due to the decrease in pre-tax income. Our effective income tax rates for each of the quarters ended March 31, 2022 and December 31, 2021, were 17.1% and 17.2%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)
Income tax expense	$1,526	$1,688	$(162)	(9.6)%
For the three months ended March 31, 2022 and 2021, income tax expense totaled $1.5 million and $1.7 million, respectively. The decrease in income tax expense was primarily due to the decrease in pre-tax income. Our effective income tax rates for the three months ended March 31, 2022 and 2021, were 17.1% and 17.3%, respectively.
FINANCIAL CONDITION
General
As of March 31, 2022, assets were $3.21 billion, which was $12.3 million, or 0.4%, lower than assets of $3.22 billion as of December 31, 2021. During the first quarter of 2022, we deployed short-term liquid assets into the securities AFS portfolio and had non-PPP loan growth. Interest-bearing deposits in other banks decreased $254.7 million, or 33.4%, to $507.0 million and were 15.8% of assets as of March 31, 2022. Securities AFS increased $151.6 million, or 23.0%, to $810.8 million during the first quarter and were 25.2% of assets as of March 31, 2022. Partially offsetting the increase in the securities AFS portfolio was a $50.7 million net unrealized loss during the first quarter due to the change in market interest rates. The net unrealized loss on securities AFS was $55.5 million as of March 31, 2022, compared to $4.8 million as of December 31, 2021. Loans HFI increased $57.2 million, or 3.4%, which included a $68.3 million, or 4.1%, increase in non-PPP loans compared to the prior quarter. As of March 31, 2022, the loans HFI to deposits ratio was 59.47%, compared to 57.86% as of December 31, 2021, and the noninterest-bearing deposits to total deposits ratio was 40.34%, compared to 39.50% as of December 31, 2021. Stockholders’ equity decreased $33.3 million in the first quarter of 2022 to $264.9 million as of March 31, 2022.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks are the third-largest component of earning assets. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Starting during the COVID-19 pandemic, which began in the first quarter of 2020, interest-bearing deposits in other banks had become the second-largest component of earning assets as deposit growth exceeded loan growth. Since December 31, 2021, we have deployed excess liquidity into loans and securities AFS. As of March 31, 2022, interest-bearing deposits in other banks were $507.0 million and were 15.8% of assets, a decrease of $254.7 million, or 33.4%, compared to $761.7 million and 23.6% of assets as of December 31, 2021.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. As of March 31, 2022, our securities portfolio was 25.5% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS
Securities AFS were $810.8 million as of March 31, 2022, an increase of $151.6 million, or 23.0%, from $659.2 million as of December 31, 2021. Investment activity for the three months ended March 31, 2022, included $232.7 million of securities purchased and $29.8 million in maturities, principal repayments, and calls. The net unrealized loss of the securities AFS portfolio was $55.5 million as of March 31, 2022, compared to $4.8 million as of December 31, 2021.
Of the $232.7 million of securities AFS purchased during the three months ended March 31, 2022, $130.3 million were mortgage-backed securities, $89.8 million were U.S. Treasuries, and $12.6 million were municipal securities. The U.S. Treasuries purchased had a yield of 1.51% and an average life of 2.04 years. The mortgage-backed securities had a yield of 1.72% and an average life of 3.68 years, and the municipal securities had a yield of 2.61% and an average life of 14.43 years. The overall price risk of the portfolio decreased 50 bps, compared to December 31, 2021, primarily due to the short-term U.S. Treasury securities purchased in the first quarter of 2022.
During the three months ended March 31, 2022, we reallocated $193.1 million from overnight funds yielding 0.17% to securities AFS yielding 1.66%. We expect this reallocation to improve future interest income by moving these funds from overnight funds to a higher-yielding investment. In addition, $39.6 million of securities yielding 1.86% were purchased as we reinvested cash flows from the securities portfolio.
The securities AFS portfolio tax-equivalent yield was 1.68% for the three months ended March 31, 2022, compared to 1.76% for the three months ended March 31, 2021. The decrease in yield for the three months ended March 31, 2022, compared to the same period for 2021, was due to purchasing a significant amount of securities over the past 12 months with lower yields than the portfolio yield as of March 31, 2021.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of March 31, 2022, the average life of our securities portfolio was 6.5 years with an estimated effective duration of 5.6 years. As of December 31, 2021, the average life of our securities portfolio was 4.9 years with an estimated effective duration of 4.1 years. Both the average life and the effective duration increased due to the increase in market rates during the first quarter of 2022 and the impact this had on mortgage-backed securities.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. As of March 31, 2022, the net unrealized loss of the securities AFS portfolio was $55.5 million, an increase of $50.7 million, compared to a net unrealized loss of $4.8 million as of December 31, 2021. This change is attributed to a significant increase in market rates, which resulted in lower prices on securities and therefore, an overall lower market value of the portfolio.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2022, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$496,302	$7	$(34,821)	$461,488
Municipal bonds	231,198	237	(18,165)	213,270
U.S. Treasury securities	131,508	—	(2,385)	129,123
U.S. agency securities	7,263	—	(340)	6,923
Total Securities AFS	$866,271	$244	$(55,711)	$810,804

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

The following table shows the fair value of securities AFS that mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date the last underlying mortgage matures. Yields are weighted-average tax equivalent yields that are calculated by dividing projected annual income by the average amortized cost of the applicable securities while using a 21.0% federal income tax rate, when applicable.

	Contractual Maturity as of March 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$130	1.31%	$806	1.74%	$65,037	1.45%	$395,515	1.46%	$461,488	1.46%
Municipal bonds	6,059	1.36%	25,522	1.86%	15,049	2.71%	166,640	2.58%	213,270	2.48%
U.S. Treasury securities	3,999	1.11%	125,124	1.25%	—	—%	—	—%	129,123	1.25%
U.S. agency securities	193	2.09%	3,987	1.62%	2,743	1.31%	—	—%	6,923	1.51%
Total Securities AFS	$10,381	1.28%	$155,439	1.36%	$82,829	1.67%	$562,155	1.80%	$810,804	1.70%
(1)Tax equivalent projected book yield as of March 31, 2022.

During the second quarter of 2022, the Company decided to reclassify a selected portion of the securities portfolio from AFS to HTM. For additional information, see “Part I. Financial Information - Item. 1 Financial Statements (Unaudited) - Notes to Unaudited Consolidated Financial Statements - Note 10. Subsequent Events.”
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. The fair value of our equity securities was $7.5 million as of March 31, 2022, with a recognized loss of $365,000 for the three months ended March 31, 2022, compared to a fair value of $7.8 million as of December 31, 2021, with a recognized loss of $175,000 for the year ended December 31, 2021. The loss on equity securities in the first quarter of 2022 was due to a significant increase in interest rates. In April 2022, all shares invested in the mutual fund were liquidated.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of March 31, 2022, loans HFI were $1.74 billion, an increase of $57.2 million, or 3.4%, compared to $1.68 billion as of December 31, 2021.
Red River Bank began participating in the SBA PPP in the second quarter of 2020. Through March 31, 2022, we had received SBA forgiveness and borrower payments on 97.5% of the PPP loans originated. As of March 31, 2022, PPP loans totaled $6.4 million, net of $169,000 of deferred income, and were 0.4% of loans HFI.
As of March 31, 2022, non-PPP loans HFI (non-GAAP) were $1.73 billion, an increase of $68.3 million, or 4.1%, from December 31, 2021, due to new customer activity associated with new lenders in our expansion markets and increased loan activity in various legacy markets. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.

Loans by Category
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$723,418	41.6%	$670,293	39.8%
One-to-four family residential	484,871	27.8%	474,420	28.2%
Construction and development	117,526	6.8%	106,339	6.3%
Commercial and industrial	303,556	17.4%	311,373	18.5%
SBA PPP, net of deferred income	6,397	0.4%	17,550	1.0%
Tax-exempt	81,000	4.6%	80,726	4.8%
Consumer	24,258	1.4%	23,131	1.4%
Total loans HFI	$1,741,026	100.0%	$1,683,832	100.0%
Total non-PPP loans HFI (non-GAAP)(1)	$1,734,629		$1,666,282
Total loans HFS	$6,641		$4,290
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in “ - Non-GAAP Financial Measures” in this Report.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of March 31, 2022, health care loans were $155.5 million, or 9.0% of non-PPP loans HFI (non-GAAP), compared to $138.1 million, or 8.3% of non-PPP loans HFI (non-GAAP) as of December 31, 2021. The average health care loan size was $337,000 as of March 31, 2022, and $295,000 as of December 31, 2021. Within the health care sector, nursing and residential care loans were 4.7% of non-PPP loans HFI (non-GAAP) as of March 31, 2022, and 3.6% as of December 31, 2021. Loans to physician and dental practices were 4.2% of non-PPP loans HFI (non-GAAP) as of March 31, 2022, and 4.6% as of December 31, 2021.
Energy loans were 1.2% of non-PPP loans HFI (non-GAAP) as of March 31, 2022, and December 31, 2021. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Geographic Markets
As of March 31, 2022, Red River Bank operates in seven geographic markets throughout the state of Louisiana. We entered the Acadiana market in the fourth quarter of 2020 and the New Orleans market in the fourth quarter of 2021. The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	March 31, 2022
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$613,274	35.4%
Capital	478,255	27.6%
Northwest	352,512	20.3%
Southwest	119,254	6.9%
Northshore	97,528	5.6%
New Orleans	37,214	2.1%
Acadiana	36,592	2.1%
Total non-PPP loans HFI	$1,734,629	100.0%
For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of March 31, 2022, 3.0% of our non-PPP loans HFI (non-GAAP) were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
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
NPAs totaled $973,000 as of March 31, 2022, down $6,000, or 0.6%, from $979,000 as of December 31, 2021, primarily due to payments on nonaccrual loans. The ratio of NPAs to total assets was 0.03% as of March 31, 2022 and December 31, 2021.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonperforming loans:
Nonaccrual loans	$269	$280
Accruing loans 90 or more days past due	44	39
Total nonperforming loans	313	319
Foreclosed assets:
Real estate	660	660
Total foreclosed assets	660	660
Total NPAs	$973	$979

Troubled debt restructurings:(1,2)
Nonaccrual loans	$—	$—
Performing loans	3,900	3,944
Total TDRs	$3,900	$3,944

Nonaccrual loans to loans HFI	0.02%	0.02%
Nonperforming loans to loans HFI(1)	0.02%	0.02%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.02%	0.02%
NPAs to total assets	0.03%	0.03%
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
Nonaccrual loans are summarized below by category:

(in thousands)	March 31, 2022	December 31, 2021
Real estate:
Commercial real estate	$48	$51
One-to-four family residential	209	216
Construction and development	—	—
Commercial and industrial	12	13
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	—	—
Total nonaccrual loans	$269	$280

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
Loans classified as substandard have well-defined weaknesses that jeopardize normal repayment of principal and interest. Prompt corrective action is required to reduce exposure and to assure adequate remedial actions are taken by the borrower. If these weaknesses do not improve, loss is possible.
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the allowance for loan losses.
As of March 31, 2022, loans classified as pass were 99.4% of loans HFI, and loans classified as special mention and substandard were 0.2% and 0.4%, respectively, of loans HFI. There were no loans as of March 31, 2022, classified as doubtful or loss. As of December 31, 2021, loans classified as pass were 99.5% of loans HFI, and loans classified as special mention and substandard were 0.1% and 0.4%, respectively, of loans HFI. There were no loans as of December 31, 2021, classified as doubtful or loss.
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
As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for us on January 1, 2023. When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. This model will replace the existing incurred loss model. Refer to “Item 1. Financial Statements - Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements” in this Report for more information on ASU No. 2016-13.
As of March 31, 2022, the allowance for loan losses was $19.2 million, or 1.11% of both loans HFI and non-PPP loans HFI (non-GAAP). As of December 31, 2021, the allowance for loan losses totaled $19.2 million, or 1.14% of loans HFI, and 1.15% of non-PPP loans HFI (non-GAAP). The $68,000 increase in the allowance for loan losses for the three months ended March 31, 2022, was mainly due to $150,000 from the provision for loan losses, partially offset by $82,000 of net charge-offs. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The provision for loan losses for the three months ended March 31, 2022, was $150,000, a decrease of $1.3 million, or 89.7%, from $1.5 million for the three months ended March 31, 2021. The decrease in provision for loan losses for 2022 was attributed to continued, favorable asset quality metrics. The higher provision for loan losses in the same period of 2021 was due to the anticipated adverse effects of the COVID-19 pandemic. We will continue to evaluate future provision needs in relation to loan growth and trends in asset quality.
The following table displays activity in the allowance for loan losses for the periods shown:

	As of and For the Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Loans HFI	$1,741,026	$1,602,086
Non-PPP Loans HFI (non-GAAP)(1)	$1,734,629	$1,482,728
Nonaccrual loans	$269	$2,805
Average loans	$1,690,445	$1,594,796

Allowance for loan losses at beginning of period	$19,176	$17,951
Provision for loan losses	150	1,450
Charge-offs:
Commercial and industrial	(6)	(7)
Consumer	(123)	(88)
Total charge-offs	(129)	(95)
Recoveries:
Real estate:
One-to-four family residential	3	3
Construction and development	—	1
Commercial and industrial	4	10
Consumer	40	57
Total recoveries	47	71
Net (charge-offs)/recoveries	(82)	(24)
Allowance for loan losses at end of period	$19,244	$19,377

Allowance for loan losses to loans HFI	1.11%	1.21%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.11%	1.31%
Allowance for loan losses to nonaccrual loans	7,153.90%	690.80%
Net charge-offs to average loans	0.00%	0.00%
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in “ - Non-GAAP Financial Measures” in this Report.
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
Total deposits increased $17.4 million, or 0.6%, to $2.93 billion as of March 31, 2022, from $2.91 billion as of December 31, 2021. This increase was primarily a result of customers maintaining higher deposit balances, partially offset by the normal seasonal drawdowns as public entity customers distributed their year-end funds to other organizations. Noninterest-bearing deposits increased by $31.5 million, or 2.7%, to $1.18 billion as of March 31, 2022. Noninterest-bearing deposits as a percentage of total deposits were 40.34% as of March 31, 2022, compared to 39.50% as of December 31, 2021. Interest-bearing deposits decreased by $14.1 million, or 0.8%, to $1.75 billion as of March 31, 2022.
The following table presents our deposits by account type as of the dates indicated:

	March 31, 2022		December 31, 2021		Change from December 31, 2021 to March 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing deposits	$1,181,136	40.3%	$1,149,672	39.5%	$31,464	2.7%
Interest-bearing deposits:
NOW accounts	466,019	15.9%	503,383	17.3%	(37,364)	(7.4)%
Money market accounts	747,397	25.5%	733,044	25.2%	14,353	2.0%
Savings accounts	200,342	6.9%	191,076	6.5%	9,266	4.8%
Time deposits less than or equal to $250,000	242,088	8.3%	243,596	8.4%	(1,508)	(0.6)%
Time deposits greater than $250,000	90,746	3.1%	89,577	3.1%	1,169	1.3%
Total interest-bearing deposits	1,746,592	59.7%	1,760,676	60.5%	(14,084)	(0.8)%
Total deposits	$2,927,728	100.0%	$2,910,348	100.0%	$17,380	0.6%
The following table presents deposits by customer type as of the dates indicated:

	March 31, 2022		December 31, 2021		Change from December 31, 2021 to March 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,452,427	49.6%	$1,400,369	48.1%	$52,058	3.7%
Commercial	1,288,921	44.0%	1,283,992	44.1%	4,929	0.4%
Public	186,380	6.4%	225,987	7.8%	(39,607)	(17.5)%
Total deposits	$2,927,728	100.0%	$2,910,348	100.0%	$17,380	0.6%
Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $1.17 billion and $1.22 billion at March 31, 2022 and December 31, 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	March 31, 2022
Three months or less	$11,063
Over three months through six months	6,543
Over six months through 12 months	10,821
Over 12 months	10,569
Total	$38,996
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of March 31, 2022 or December 31, 2021.

Equity and Regulatory Capital Requirements
Total stockholders’ equity as of March 31, 2022, was $264.9 million, compared to $298.2 million as of December 31, 2021, a decrease of $33.3 million, or 11.2%. This decrease was attributed to a $40.0 million, net of tax, market adjustment to AOCI related to securities AFS, $502,000 in cash dividends, and the repurchase of 4,465 shares of common stock for $218,000, partially offset by $7.4 million of net income for the three months ended March 31, 2022, and $98,000 of stock compensation.
On February 4, 2022, our Board of Directors approved the renewal of the stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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
As of March 31, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2022, and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly.
Our most liquid assets are cash and short-term investments that include both interest-earning demand deposits and securities AFS. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations, although we do not generally rely on these external funding sources.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $310.8 million, or 12.0%, for the three months ended March 31, 2022, compared to the average deposits for the twelve months ended December 31, 2021. The increase in average total deposits was primarily a result of customers maintaining higher deposit balances, partially offset by the normal seasonal drawdowns as public entity customers distributed their year-end funds to other organizations. Our average total loans increased $68.8 million, or 4.2%, for the three months ended March 31, 2022, compared to average total loans for the twelve months ended December 31, 2021.
Our securities portfolio is an alternative source for meeting liquidity needs, and was our second-largest component of assets as of March 31, 2022. Securities generate cash flow through principal repayments, calls, and maturities, and they generally have readily available markets that allow for their conversion to cash. As of March 31, 2022, securities AFS totaled $810.8 million, or 25.2% of assets, compared to $659.2 million, or 20.4% of assets as of December 31, 2021. However, certain investments within our securities portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of March 31, 2022, securities with a carrying value of $133.6 million, or 16.5% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $118.6 million, or 18.0% of the securities AFS portfolio, similarly pledged as of December 31, 2021. This increase of $15.0 million, or 12.7%, was primarily due to an increase in several public entity deposit accounts that occurred during the first quarter of 2022. Public entity account balances generally fluctuate throughout the year. During the second quarter of 2022, the Company decided to reclassify a selected portion of the securities portfolio from AFS to HTM. For additional information, see “Part I. Financial Information - Item. 1 Financial Statements (Unaudited) - Notes to Unaudited Consolidated Financial Statements - Note 10. Subsequent Events.”

Interest-bearing deposits in other banks are our main source for meeting daily liquidity needs and were our third-largest component of assets as of March 31, 2022. Interest-bearing deposits in other banks were $507.0 million, or 15.8% of assets as of March 31, 2022, compared to $761.7 million, or 23.6% of assets as of December 31, 2021. The decrease of $254.7 million, or 33.4%, was primarily a result of deploying funds into the securities AFS portfolio and also into loans during the first quarter.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of March 31, 2022 and December 31, 2021, our total borrowing availability from the FHLB was $789.0 million and $748.6 million, respectively. At various times, we may obtain letters of credit from the FHLB as collateral for our public entity deposits. As of March 31, 2022 and December 31, 2021, we held unfunded letters of credit in the amount of $91.8 million and $143.8 million, respectively. As of March 31, 2022 and December 31, 2021, our net borrowing capacity from the FHLB was $697.2 million and $604.8 million, respectively.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of March 31, 2022 and December 31, 2021. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of March 31, 2022 and December 31, 2021, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of March 31, 2022 and December 31, 2021.
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
As of March 31, 2022, we had $356.4 million in unfunded loan commitments and $13.9 million in commitments associated with outstanding standby letters of credit. We have monitored the requests for extensions of credit under these lines and have not identified any requests outside of the normal course of business that appear to be attributable to COVID-19 hardships. As of December 31, 2021, we had $357.9 million in unfunded loan commitments and $12.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of March 31, 2022, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of March 31, 2022, there was a $5.0 million outstanding commitment to this partnership.
In the second quarter of 2021, the Company committed to an investment into a bank technology limited partnership. As of March 31, 2022, there was an $827,000 outstanding commitment to this partnership.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.44% as of March 31, 2022.
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
The committee meets quarterly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and economic values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk, which include an analysis of relationships between interest-earnings assets and interest-bearing liabilities, as well as an interest rate shock simulation model.
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

	As of March 31, 2022		As of December 31, 2021
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	29.2%	1.8%	45.7%	16.7%
+200	19.6%	1.8%	30.6%	13.3%
+100	10.0%	1.4%	15.3%	8.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.3)%	(3.8)%	(0.4)%	(18.9)%
-200	(7.6)%	(12.6)%	(2.6)%	(32.8)%
The results above, as of March 31, 2022 and December 31, 2021, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into the risk simulation model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
The percentage of change in the fair value of equity in the down 200 bp scenario was back within the policy threshold as of March 31, 2022, due to the increase in market rates during the first quarter of 2022. As of December 31, 2021, the percentage of change in the fair value of equity in the down 200 bp scenario was below the policy threshold. These values are reported at each quarterly Asset-Liability Committee meeting, along with the percentages of change in the net interest income.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of March 31, 2022, floating rate loans were 14.5% of the loans HFI, and floating rate transaction deposits were 4.4% of interest-bearing transaction deposits.
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
Management and the board of directors review tangible book value per share, tangible common equity to tangible assets, realized book value per share, and PPP-adjusted metrics as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner that we calculate the non-GAAP financial measures that are discussed in this Report may differ from that of other companies reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this Report when comparing such non-GAAP financial measures.
Tangible Assets, Tangible Equity, Tangible Book Value, and Realized Book Value
Tangible Book Value Per Share. Tangible book value per share is a non-GAAP measure commonly used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. We calculate tangible book value per share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period. Intangible assets have the effect of increasing total book value while not increasing tangible book value. The most directly comparable GAAP financial measure for tangible book value per share is book value per share.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2022, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
Realized Book Value Per Share. Realized book value per share is a non-GAAP measure that we use to evaluate our operating performance. We believe that this measure is important because it allows us to monitor changes from period to period in book value per share exclusive of changes in AOCI. Our AOCI is impacted primarily by the unrealized gains and losses on securities AFS. These unrealized gains or losses on securities AFS are driven by market factors and may also be temporary and vary greatly from period to period. Due to the possibly temporary and greatly variable nature of these changes, we find it useful to monitor realized book value per share. We calculate realized book value per share as total stockholders’ equity, less AOCI, divided by the outstanding number of shares of our common stock at the end of the relevant period. AOCI has the effect of increasing or decreasing total book value while not increasing or decreasing realized book value. The most directly comparable GAAP financial measure for realized book value per share is book value per share.

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, and assets to tangible assets, and presents related resulting ratios.

(dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Tangible common equity
Total stockholders’ equity	$264,874	$298,150	$284,911
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$263,328	$296,604	$283,365
Realized common equity
Total stockholders’ equity	$264,874	$298,150	$284,911
Adjustments:
Accumulated other comprehensive (income) loss	43,819	3,773	331
Total realized common equity (non-GAAP)	$308,693	$301,923	$285,242
Common shares outstanding	7,176,365	7,180,155	7,306,747
Book value per share	$36.91	$41.52	$38.99
Tangible book value per share (non-GAAP)	$36.69	$41.31	$38.78
Realized book value per share (non-GAAP)	$43.02	$42.05	$39.04

Tangible assets
Total assets	$3,212,460	$3,224,710	$2,820,672
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,210,914	$3,223,164	$2,819,126
Total stockholders’ equity to assets	8.25%	9.25%	10.10%
Tangible common equity to tangible assets (non-GAAP)	8.20%	9.20%	10.05%
PPP-Adjusted Metrics
In 2020 and 2021, Red River Bank participated in the SBA PPP and originated 1,888 PPP loans totaling $260.8 million. PPP loan originations were concluded in the second quarter of 2021. Through March 31, 2022, we had received $254.3 million in SBA forgiveness and borrower payments on 97.5% of the PPP loans originated. As of March 31, 2022, PPP loans totaled $6.4 million, net of $169,000 of deferred income, and were 0.4% of loans HFI.
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

The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Non-PPP loans HFI
Loans HFI	$1,741,026	$1,683,832	$1,602,086
Adjustments:
PPP loans, net	(6,397)	(17,550)	(119,358)
Non-PPP loans HFI (non-GAAP)	$1,734,629	$1,666,282	$1,482,728

Deposits	$2,927,728	$2,910,348	$2,515,275
Allowance for loan losses	$19,244	$19,176	$19,377
Nonperforming loans	$313	$319	$2,811

Loans HFI to deposits ratio	59.47%	57.86%	63.69%
Non-PPP loans HFI to deposits ratio (non-GAAP)	59.25%	57.25%	58.95%

Allowance for loan losses to loans HFI	1.11%	1.14%	1.21%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.11%	1.15%	1.31%

Nonperforming loans to loans HFI	0.02%	0.02%	0.18%
Nonperforming loans to non-PPP loans HFI	0.02%	0.02%	0.19%
CRITICAL ACCOUNTING ESTIMATES
There were no material changes or developments during the reporting period with respect to methodologies that we use when developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2022, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 7, 2019, we sold 663,320 new shares of our common stock at a public offering price of $45.00 per share in our IPO, including 90,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230798), which the SEC declared effective on May 2, 2019. FIG Partners, LLC and Stephens Inc. acted as underwriters. The offering commenced on May 3, 2019, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus that was filed with the SEC on May 3, 2019, pursuant to Rule 424(b)(4) under the Securities Act. As of March 31, 2022, all of the net proceeds from the IPO were expended.
Our purchases of shares of common stock made during the quarter consisted of stock repurchases made under our publically announced stock repurchase program and are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	—	$—	—	$—
March 1 - March 31, 2022	4,465	$48.84	4,465	$4,782
Total	4,465	$48.84	4,465	$4,782
(1)On February 4, 2022, our Board of Directors approved the renewal of the stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

10.1
Red River Bank 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-8 filed with the SEC on March 21, 2022, file number 333-263744)+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: May 13, 2022	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)