Form 10-Q
period 2022-06-30
RED RIVER BANCSHARES INC
filed 2022-08-11
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022, the registrant had 7,183,915 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FOMC	Federal Open Market Committee
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
LDPO	Loan and deposit production office
LIBOR	London Interbank Offered Rate
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OTTI	Other-than-temporary impairment
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
PPP	Paycheck Protection Program
Report	Quarterly Report on Form 10-Q
SBA	Small Business Administration
SBIC	Small Business Investment Company

ABBREVIATION OR ACRONYM	DEFINITION
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

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
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities, including the ongoing military conflict between Russia and Ukraine, or other international or domestic calamities, and other matters beyond our control;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$39,339	$23,143
Interest-bearing deposits in other banks	317,061	761,721
Total Cash and Cash Equivalents	356,400	784,864
Securities available-for-sale, at fair value	651,125	659,178
Securities held-to-maturity, at amortized cost	159,562	—
Equity securities, at fair value	—	7,846
Nonmarketable equity securities	3,452	3,450
Loans held for sale	4,524	4,290
Loans held for investment	1,841,585	1,683,832
Allowance for loan losses	(19,395)	(19,176)
Premises and equipment, net	52,172	48,056
Accrued interest receivable	7,356	6,245
Bank-owned life insurance	28,413	28,061
Intangible assets	1,546	1,546
Right-of-use assets	4,385	3,743
Other assets	29,988	12,775
Total Assets	$3,121,113	$3,224,710
LIABILITIES
Noninterest-bearing deposits	$1,181,781	$1,149,672
Interest-bearing deposits	1,668,414	1,760,676
Total Deposits	2,850,195	2,910,348
Accrued interest payable	1,176	1,310
Lease liabilities	4,494	3,842
Accrued expenses and other liabilities	11,652	11,060
Total Liabilities	2,867,517	2,926,560
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,176,365 and 7,180,155 shares, respectively	60,050	60,233
Additional paid-in capital	1,940	1,814
Retained earnings	255,410	239,876
Accumulated other comprehensive income (loss)	(63,804)	(3,773)
Total Stockholders’ Equity	253,596	298,150
Total Liabilities and Stockholders’ Equity	$3,121,113	$3,224,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$18,032	$16,351	$34,802	$33,517
Interest on securities	3,677	2,138	6,639	4,027
Interest on federal funds sold	116	25	141	47
Interest on deposits in other banks	671	129	922	229
Dividends on stock	2	1	3	2
Total Interest and Dividend Income	22,498	18,644	42,507	37,822
INTEREST EXPENSE
Interest on deposits	1,349	1,397	2,630	2,984
Total Interest Expense	1,349	1,397	2,630	2,984
Net Interest Income	21,149	17,247	39,877	34,838
Provision for loan losses	250	150	400	1,600
Net Interest Income After Provision for Loan Losses	20,899	17,097	39,477	33,238
NONINTEREST INCOME
Service charges on deposit accounts	1,410	1,140	2,718	2,199
Debit card income, net	1,056	1,204	1,992	2,250
Mortgage loan income	892	2,357	2,018	5,239
Brokerage income	890	806	1,666	1,640
Loan and deposit income	410	395	781	868
Bank-owned life insurance income	180	164	352	297
Gain (Loss) on equity securities	(82)	11	(447)	(59)
Gain (Loss) on sale and call of securities	(114)	34	(75)	193
SBIC income	151	239	171	480
Other income (loss)	67	53	86	71
Total Noninterest Income	4,860	6,403	9,262	13,178
OPERATING EXPENSES
Personnel expenses	8,574	8,110	17,026	16,131
Occupancy and equipment expenses	1,473	1,329	2,965	2,608
Technology expenses	695	744	1,466	1,408
Advertising	306	226	526	409
Other business development expenses	340	307	642	607
Data processing expense	564	532	880	917
Other taxes	647	532	1,283	1,057
Loan and deposit expenses	185	193	315	448
Legal and professional expenses	475	368	893	737
Regulatory assessment expenses	251	213	501	414
Other operating expenses	961	838	2,036	1,819
Total Operating Expenses	14,471	13,392	28,533	26,555
Income Before Income Tax Expense	11,288	10,108	20,206	19,861
Income tax expense	2,141	1,869	3,667	3,557
Net Income	$9,147	$8,239	$16,539	$16,304
EARNINGS PER SHARE
Basic	$1.27	$1.13	$2.30	$2.23
Diluted	$1.27	$1.13	$2.30	$2.22
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$9,147	$8,239	$16,539	$16,304
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(26,302)	1,792	(76,954)	(7,229)
Tax effect	5,523	(377)	16,160	1,518
(Gain) Loss on sale and call of securities included in net income	114	(34)	75	(193)
Tax effect	(24)	8	(16)	41
Amortization of unrealized net gain (loss) on securities transferred to held-to-maturity	891	—	891	—
Tax effect	(187)	—	(187)	—
Total other comprehensive income (loss)	(19,985)	1,389	(60,031)	(5,863)
Comprehensive Income (Loss)	$(10,838)	$9,628	$(43,492)	$10,441
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	8,065	—	8,065
Stock incentive plan	—	—	93	—	—	93
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(19,661)	(1,018)	—	—	—	(1,018)
Cash dividend - $0.07 per share	—	—	—	(511)	—	(511)
Other comprehensive income (loss)	—	—	—	—	(7,252)	(7,252)
Balance as of March 31, 2021	7,306,747	$67,093	$1,638	$216,511	$(331)	$284,911
Net income	—	—	—	8,239	—	8,239
Stock incentive plan	—	—	54	—	—	54
Forfeiture of restricted shares of common stock	(100)	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(21,653)	(1,159)	—	—	—	(1,159)
Cash dividend - $0.07 per share	—	—	—	(510)	—	(510)
Other comprehensive income (loss)	—	—	—	—	1,389	1,389
Balance as of June 30, 2021	7,284,994	$65,934	$1,692	$224,240	$1,058	$292,924

Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	7,392	—	7,392
Stock incentive plan	—	—	63	—	—	63
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.07 per share	—	—	—	(502)	—	(502)
Other comprehensive income (loss)	—	—	—	—	(40,046)	(40,046)
Balance as of March 31, 2022	7,176,365	$60,050	$1,877	$246,766	$(43,819)	$264,874
Net income	—	—	—	9,147	—	9,147
Stock incentive plan	—	—	63	—	—	63
Cash dividend - $0.07 per share	—	—	—	(503)	—	(503)
Other comprehensive income (loss)	—	—	—	—	(19,985)	(19,985)
Balance as of June 30, 2022	7,176,365	$60,050	$1,940	$255,410	$(63,804)	$253,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,539	$16,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,003	932
Amortization	281	317
Share-based compensation earned	126	147
Share-based board compensation earned	39	26
(Gain) Loss on other assets owned	25	(22)
Net (accretion) amortization on securities AFS	322	1,407
(Gain) Loss on sale and call of securities	75	(193)
(Gain) Loss on equity securities	447	59
Provision for loan losses	400	1,600
Deferred income tax (benefit) expense	(293)	(1,119)
Net (increase) decrease in loans HFS	(234)	16,825
Net (increase) decrease in accrued interest receivable	(1,111)	841
Net (increase) decrease in BOLI	(352)	(297)
Net increase (decrease) in accrued interest payable	(134)	(342)
Net increase (decrease) in accrued income taxes payable	226	(621)
Other operating activities, net	836	(526)
Net cash provided by (used in) operating activities	18,195	35,338
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	31,762	111,535
Maturities, principal repayments, and calls	45,335	54,607
Purchases	(313,514)	(188,583)
Activity in securities HTM:
Maturities, principal repayments, and calls	7,632	—
Sale of equity securities	7,399	—
Purchase of nonmarketable equity securities	(2)	(2)
Capital contribution in partnerships	(817)	(40)
Net (increase) decrease in loans HFI	(157,934)	(12,299)
Purchase of bank owned life insurance	—	(5,000)
Proceeds from sales of foreclosed assets	—	96
Purchases of premises and equipment	(5,144)	(1,422)
Net cash provided by (used in) investing activities	(385,283)	(41,108)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(60,153)	229,239
Repurchase of common stock	(218)	(2,177)
Cash dividends	(1,005)	(1,021)
Net cash provided by (used in) financing activities	(61,376)	226,041
Net change in cash and cash equivalents	(428,464)	220,271
Cash and cash equivalents - beginning of period	784,864	447,201
Cash and cash equivalents - end of period	$356,400	$667,472
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,764	$3,325
Income taxes	$3,703	$5,311
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$—	$266
Transfers of investment securities from AFS to HTM, prior to market value adjustment	$184,238	$—

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
Recent Accounting Pronouncements
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses. In addition, the update amends the accounting for credit losses on AFS securities. We do not expect a material impact due to this update. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for the Company on January 1, 2023. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross-functional working group and is currently working through an implementation plan. The implementation plan includes an assessment of data, model development and documentation, documentation of processes, and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13. Based upon our preliminary CECL analysis as of June 30, 2022, we expect the adoption of ASU 2016-13 will result in a combined 1.0% to 5.0% increase in our allowance for credit losses and allowance for unfunded commitments. This increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Also, ASU 2016-13 requires an allowance for expected credit losses for certain securities HTM. We currently do not hold any municipal securities HTM; therefore, we do not expect CECL to have a material impact related to securities HTM. Additionally, the adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios. The ultimate impact of adoption on January 1, 2023, could be significantly different than our current expectation as our modeling processes will be significantly influenced by the composition, characteristics, and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of that date, notwithstanding any further refinements to our expected credit loss models.

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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $810.7 million as of June 30, 2022.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2022, the estimated fair value of securities AFS was $651.1 million. The net unrealized loss on securities AFS increased $59.0 million for the six months ended June 30, 2022, resulting in a net unrealized loss of $63.7 million as of June 30, 2022.
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, or 20.5% of the securities portfolio from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2022, the amortized cost of securities HTM was $159.6 million.
Investment activity for the six months ended June 30, 2022, included $313.5 million of securities purchased, partially offset by $31.8 million in sales and $53.0 million in maturities, principal repayments, and calls. There were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair values of securities AFS and securities HTM are summarized in the following tables:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$307,528	$5	$(25,390)	$282,143
Municipal bonds	222,440	32	(33,784)	188,688
U.S. Treasury securities	176,621	—	(4,219)	172,402
U.S. agency securities	8,264	—	(372)	7,892
Total Securities AFS	$714,853	$37	$(63,765)	$651,125

Securities HTM:
Mortgage-backed securities	$158,655	$—	$(11,455)	$147,200
U.S. agency securities	907	—	(45)	862
Total Securities HTM	$159,562	$—	$(11,500)	$148,062

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—
The amortized cost and estimated fair value of securities AFS and securities HTM as of June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2022
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$27,527	$27,246
After one year but within five years	182,402	177,738
After five years but within ten years	85,384	80,599
After ten years	419,540	365,542
Total Securities AFS	$714,853	$651,125

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	907	862
After ten years	158,655	147,200
Total Securities HTM	$159,562	$148,062

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	June 30, 2022
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(18,944)	$243,407	$(6,446)	$37,743
Municipal bonds	(29,655)	169,424	(4,129)	15,120
U.S. Treasury securities	(4,219)	172,402	—	—
U.S. agency securities	(372)	7,892	—	—
Total Securities AFS	$(53,190)	$593,125	$(10,575)	$52,863

Securities HTM:
Mortgage-backed securities	$(4,152)	$60,058	$(7,303)	$87,142
U.S. agency securities	—	—	(45)	862
Total Securities HTM	$(4,152)	$60,058	$(7,348)	$88,004

	December 31, 2021
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(6,627)	$282,705	$(1,833)	$47,171
Municipal bonds	(918)	51,333	(24)	2,577
U.S. Treasury securities	(154)	41,616	—	—
U.S. agency securities	(58)	4,913	—	—
Total Securities AFS	$(7,757)	$380,567	$(1,857)	$49,748

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—
As of June 30, 2022, the Company held 575 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of June 30, 2022, was 8.61% of the amortized cost basis of total debt securities.
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
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the six months ended June 30, 2022, or the year ended December 31, 2021.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the three and six months ended June 30, 2022 and 2021, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Proceeds (1)	$32,429	$50,399	$40,503	$115,168
Gross gain	$9	$408	$48	$850
Gross loss	$(123)	$(374)	$(123)	$(657)
(1)The proceeds include the gross gain and loss.
Equity Securities
Equity securities were an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities were carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. In April 2022, the Company liquidated all shares invested in this fund. As of December 31, 2021, equity securities had a fair value of $7.8 million. Equity securities had a recognized loss of $82,000 and $447,000 for the three and six months ended June 30, 2022, respectively. For the year ended December 31, 2021, equity securities had a recognized loss of $175,000. The loss on equity securities in the first half of 2022 was due to a significant increase in interest rates.
Pledged Securities
Securities with carrying values of approximately $188.8 million and $118.6 million were pledged to secure public entity deposits as of June 30, 2022 and December 31, 2021, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	June 30, 2022	December 31, 2021
Real estate:
Commercial real estate	$765,131	$670,293
One-to-four family residential	510,741	474,420
Construction and development	138,965	106,339
Commercial and industrial	320,169	311,373
SBA PPP, net of deferred income	1,349	17,550
Tax-exempt	79,026	80,726
Consumer	26,204	23,131
Total loans HFI	$1,841,585	$1,683,832
Total loans HFS	$4,524	$4,290

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the six months ended June 30, 2022:

(in thousands)	Beginning Balance December 31, 2021	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance June 30, 2022
Real estate:
Commercial real estate	$6,749	$472	$—	$—	$7,221
One-to-four family residential	5,375	(177)	—	5	5,203
Construction and development	1,326	110	(18)	18	1,436
Commercial and industrial	4,440	(132)	(9)	7	4,306
SBA PPP, net of deferred income	25	(23)	—	—	2
Tax-exempt	749	(52)	—	—	697
Consumer	512	202	(250)	66	530
Total allowance for loan losses	$19,176	$400	$(277)	$96	$19,395
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2021:

(in thousands)	Beginning Balance December 31, 2020	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2021
Real estate:
Commercial real estate	$5,798	$1,401	$(450)	$—	$6,749
One-to-four family residential	5,390	(23)	(10)	18	5,375
Construction and development	1,699	(375)	—	2	1,326
Commercial and industrial	3,631	856	(74)	27	4,440
SBA PPP, net of deferred income	318	(293)	—	—	25
Tax-exempt	680	69	—	—	749
Consumer	435	265	(351)	163	512
Total allowance for loan losses	$17,951	$1,900	$(885)	$210	$19,176

The balance in the allowance for loan losses and the related recorded investment in loans by category as of June 30, 2022, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$28	$7,193	$—	$7,221
One-to-four family residential	—	5,203	—	5,203
Construction and development	—	1,436	—	1,436
Commercial and industrial	34	4,272	—	4,306
SBA PPP, net of deferred income	—	2	—	2
Tax-exempt	—	697	—	697
Consumer	126	404	—	530
Total allowance for loan losses	$188	$19,207	$—	$19,395

Loans:
Real estate:
Commercial real estate	$3,933	$761,198	$—	$765,131
One-to-four family residential	450	510,291	—	510,741
Construction and development	—	138,965	—	138,965
Commercial and industrial	143	320,026	—	320,169
SBA PPP, net of deferred income	—	1,349	—	1,349
Tax-exempt	—	79,026	—	79,026
Consumer	129	26,075	—	26,204
Total loans HFI	$4,655	$1,836,930	$—	$1,841,585
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$68	$6,681	$—	$6,749
One-to-four family residential	—	5,375	—	5,375
Construction and development	—	1,326	—	1,326
Commercial and industrial	40	4,400	—	4,440
SBA PPP, net of deferred income	—	25	—	25
Tax-exempt	—	749	—	749
Consumer	118	394	—	512
Total allowance for loan losses	$226	$18,950	$—	$19,176

Loans:
Real estate:
Commercial real estate	$5,011	$665,282	$—	$670,293
One-to-four family residential	434	473,986	—	474,420
Construction and development	501	105,838	—	106,339
Commercial and industrial	77	311,296	—	311,373
SBA PPP, net of deferred income	—	17,550	—	17,550
Tax-exempt	—	80,726	—	80,726
Consumer	126	23,005	—	23,131
Total loans HFI	$6,149	$1,677,683	$—	$1,683,832

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of June 30, 2022, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$765,005	$81	$—	$45	$765,131
One-to-four family residential	509,830	677	41	193	510,741
Construction and development	138,647	318	—	—	138,965
Commercial and industrial	320,138	3	18	10	320,169
SBA PPP, net of deferred income	1,349	—	—	—	1,349
Tax-exempt	79,026	—	—	—	79,026
Consumer	26,190	10	4	—	26,204
Total loans HFI	$1,840,185	$1,089	$63	$248	$1,841,585
A summary of current, past due, and nonaccrual loans as of December 31, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$669,781	$461	$—	$51	$670,293
One-to-four family residential	473,658	546	—	216	474,420
Construction and development	106,300	—	39	—	106,339
Commercial and industrial	311,321	39	—	13	311,373
SBA PPP, net of deferred income	17,550	—	—	—	17,550
Tax-exempt	80,726	—	—	—	80,726
Consumer	23,121	10	—	—	23,131
Total loans HFI	$1,682,457	$1,056	$39	$280	$1,683,832

Impaired Loans
Balances
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of June 30, 2022, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$3,210	$3,204	$—	$2,776
One-to-four family residential	504	450	—	437
Construction and development	—	—	—	167
Commercial and industrial	79	79	—	57
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	3	3	—	6
Total with no related allowance	3,796	3,736	—	3,443
With allowance recorded:
Real estate:
Commercial real estate	729	729	28	1,627
One-to-four family residential	—	—	—	—
Construction and development	—	—	—	—
Commercial and industrial	72	64	34	71
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	126	126	126	125
Total with related allowance	927	919	188	1,823
Total impaired loans	$4,723	$4,655	$188	$5,266

Information pertaining to impaired loans as of December 31, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,599	$1,595	$—	$1,969
One-to-four family residential	483	434	—	539
Construction and development	501	501	—	400
Commercial and industrial	—	—	—	355
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	8	8	—	4
Total with no related allowance	2,591	2,538	—	3,267
With allowance recorded:
Real estate:
Commercial real estate	3,416	3,416	68	2,111
One-to-four family residential	—	—	—	145
Construction and development	—	—	—	—
Commercial and industrial	85	77	40	1,570
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	118	118	118	112
Total with related allowance	3,619	3,611	226	3,938
Total impaired loans	$6,210	$6,149	$226	$7,205
Interest Income
The interest income recognized on impaired loans for the three months ended June 30, 2022 and June 30, 2021, was $48,000 and $21,000, respectively. The interest income recognized on impaired loans for the six months ended June 30, 2022 and June 30, 2021, was $102,000 and $86,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of June 30, 2022 or December 31, 2021.

A summary of current, past due, and nonaccrual TDR loans as of June 30, 2022, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual(1)	Total TDRs
Real estate:
Commercial real estate	$3,276	$—	$—	$—	$3,276
One-to-four family residential	281	—	—	—	281
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	14	—	—	—	14
Total	$3,571	$—	$—	$—	$3,571
Number of TDR loans	10	—	—	1	11
(1)This loan has a contractual obligation to the Company despite carrying a zero balance.
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual(1)	Total TDRs
Real estate:
Commercial real estate	$3,634	$—	$—	$—	$3,634
One-to-four family residential	289	—	—	—	289
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	21	—	—	—	21
Total	$3,944	$—	$—	$—	$3,944
Number of TDR loans	11	—	—	1	12
(1)This loan has a contractual obligation to the Company despite carrying a zero balance.

There were no loans modified as TDRs during the six months ended June 30, 2022 and June 30, 2021. Additionally, there were no defaults on loans during the six months ended June 30, 2022 or June 30, 2021, that had been modified as a TDR during the prior twelve months.
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
Doubtful - Loans in this category have well-defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.

The following table summarizes loans by risk rating as of June 30, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$756,604	$5,910	$2,617	$—	$—	$765,131
One-to-four family residential	509,892	310	539	—	—	510,741
Construction and development	138,965	—	—	—	—	138,965
Commercial and industrial	302,534	14,873	2,762	—	—	320,169
SBA PPP, net of deferred income	1,349	—	—	—	—	1,349
Tax-exempt	79,026	—	—	—	—	79,026
Consumer	26,073	14	117	—	—	26,204
Total loans HFI	$1,814,443	$21,107	$6,035	$—	$—	$1,841,585
The following table summarizes loans by risk rating as of December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$666,838	$499	$2,956	$—	$—	$670,293
One-to-four family residential	473,638	321	461	—	—	474,420
Construction and development	105,838	—	501	—	—	106,339
Commercial and industrial	306,925	1,551	2,897	—	—	311,373
SBA PPP, net of deferred income	17,550	—	—	—	—	17,550
Tax-exempt	80,726	—	—	—	—	80,726
Consumer	23,003	21	107	—	—	23,131
Total loans HFI	$1,674,518	$2,392	$6,922	$—	$—	$1,683,832
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2022, unfunded loan commitments totaled approximately $372.3 million. As of December 31, 2021, unfunded loan commitments totaled approximately $357.9 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2022, commitments under standby letters of credit totaled approximately $14.3 million. As of December 31, 2021, commitments under standby letters of credit totaled approximately $12.5 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

4.    Deposits
Deposits were $2.85 billion and $2.91 billion as of June 30, 2022 and December 31, 2021, respectively. This decrease was primarily a result of expected customer deposit account activity. Deposits are summarized below:

(in thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing deposits	$1,181,781	$1,149,672
Interest-bearing deposits:
NOW accounts	467,261	503,383
Money market accounts	679,259	733,044
Savings accounts	199,777	191,076
Time deposits less than or equal to $250,000	235,540	243,596
Time deposits greater than $250,000	86,577	89,577
Total interest-bearing deposits	1,668,414	1,760,676
Total deposits	$2,850,195	$2,910,348
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
The Company used the following methods and significant assumptions to estimate fair value:
Securities AFS and Equity Securities: The fair values for securities AFS are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Loans HFS	$4,524	$—	$4,524	$—
Securities AFS:
Mortgage-backed securities	$282,143	$—	$282,143	$—
Municipal bonds	$188,688	$—	$188,688	$—
U.S. Treasury securities	$172,402	$—	$172,402	$—
U.S. agency securities	$7,892	$—	$7,892	$—

December 31, 2021
Loans HFS	$4,290	$—	$4,290	$—
Securities AFS:
Mortgage-backed securities	$379,526	$—	$379,526	$—
Municipal bonds	$229,971	$—	$229,971	$—
U.S. Treasury securities	$41,616	$—	$41,616	$—
U.S. agency securities	$8,065	$—	$8,065	$—
Equity securities	$7,846	$7,846	$—	$—
There were no transfers between Level 1, 2, or 3 during the six months ended June 30, 2022 or the year ended December 31, 2021.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	For the Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Carrying value of impaired loans before allowance for loan losses	$129	$1,537
Specific allowance for loan losses	(15)	(10)
Fair value of impaired loans	$114	$1,527

The Company had no financial liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2022 and June 30, 2021.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$266
Charge-offs	—	—
Fair value of foreclosed assets	$—	$266

There were no foreclosed assets that were remeasured subsequent to initial recognition for the six months ended June 30, 2022 and June 30, 2021.
The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2022 and June 30, 2021.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
June 30, 2022
Impaired loans	$4,467	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.04%
Foreclosed assets	$660	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2021
Impaired loans	$5,923	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	3.67%
Foreclosed assets	$660	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of June 30, 2022 and December 31, 2021, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Cash and due from banks	$39,339	$39,339	$39,339	$—	$—
Interest-bearing deposits in other banks	317,061	317,061	317,061	—	—
Securities AFS	651,125	651,125	—	651,125	—
Securities HTM	159,562	148,062	—	148,062	—
Nonmarketable equity securities	3,452	3,452	—	3,452	—
Loans HFS	4,524	4,524	—	4,524	—
Loans HFI, net of allowance	1,822,190	1,787,167	—	—	1,787,167
Accrued interest receivable	7,356	7,356	—	—	7,356
Financial liabilities:
Deposits	2,850,195	2,842,643	—	2,842,643	—
Accrued interest payable	1,176	1,176	—	1,176	—

December 31, 2021
Financial assets:
Cash and due from banks	$23,143	$23,143	$23,143	$—	$—
Interest-bearing deposits in other banks	761,721	761,721	761,721	—	—
Securities AFS	659,178	659,178	—	659,178	—
Equity securities	7,846	7,846	7,846	—	—
Nonmarketable equity securities	3,450	3,450	—	3,450	—
Loans HFS	4,290	4,290	—	4,290	—
Loans HFI, net of allowance	1,664,656	1,674,900	—	—	1,674,900
Accrued interest receivable	6,245	6,245	—	—	6,245
Financial liabilities:
Deposits	2,910,348	2,911,118	—	2,911,118	—
Accrued interest payable	1,310	1,310	—	1,310	—
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a CCB was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.50%. It is management’s belief that, as of June 30, 2022, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of June 30, 2021) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of June 30, 2022 and December 31, 2021, are presented in the following table, including the minimum Basel III requirements:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Risk-Based Capital	$322,847	16.27%	$158,731	8.00%	$208,335	10.50%
Tier I Risk-Based Capital	$303,452	15.29%	$119,048	6.00%	$168,652	8.50%
Common Equity Tier I Capital	$303,452	15.29%	$89,286	4.50%	$138,890	7.00%
Tier I Leverage Capital	$303,452	9.35%	$129,791	4.00%	$129,791	4.00%

December 31, 2021
Total Risk-Based Capital	$305,771	17.06%	$143,372	8.00%	$188,176	10.50%
Tier I Risk-Based Capital	$286,595	15.99%	$107,529	6.00%	$152,333	8.50%
Common Equity Tier I Capital	$286,595	15.99%	$80,647	4.50%	$125,451	7.00%
Tier I Leverage Capital	$286,595	9.23%	$124,241	4.00%	$124,241	4.00%
Red River Bancshares, Inc.
As a general matter, bank holding companies are subject to Basel III capital adequacy requirements under applicable Federal Reserve regulations on a consolidated basis. However, bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted, and it increased the asset threshold for “small bank holding companies” from $1.0 billion to $3.0 billion. Because the Company had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment through June 30, 2021, the Company has been allowed to receive the benefits of the Policy Statement and will continue to do so during 2022. However, as of June 30, 2022, the last applicable measurement date, the Company had more than $3.0 billion in assets. Therefore, beginning in 2023, the Company expects to not receive the Policy Statement’s benefits. Although the minimum regulatory capital requirements are not currently applicable to the Company, the Company calculates these ratios for its own planning and monitoring purposes.
Capital amounts and ratios for Red River Bancshares, Inc. as of June 30, 2022 and December 31, 2021, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
June 30, 2022
Total Risk-Based Capital	$335,249	16.89%
Tier I Risk-Based Capital	$315,854	15.92%
Common Equity Tier I Capital	$315,854	15.92%
Tier I Leverage Capital	$315,854	9.73%

December 31, 2021
Total Risk-Based Capital	$319,553	17.83%
Tier I Risk-Based Capital	$300,377	16.76%
Common Equity Tier I Capital	$300,377	16.76%
Tier I Leverage Capital	$300,377	9.67%
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
As of June 30, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share amounts)	2022	2021	2022	2021
Numerator:
Net income - basic	$9,147	$8,239	$16,539	$16,304
Net income - diluted	$9,147	$8,239	$16,539	$16,304

Denominator:
Weighted average shares outstanding - basic	7,176,365	7,300,040	7,177,986	7,308,968
Plus: Effect of Director Compensation Program	361	283	721	514
Plus: Effect of restricted stock	19,917	19,028	19,917	19,028
Weighted average shares outstanding - diluted	7,196,643	7,319,351	7,198,624	7,328,510

Earnings per common share:
Basic	$1.27	$1.13	$2.30	$2.23
Diluted	$1.27	$1.13	$2.30	$2.22
9.    Equity
Stock Repurchase Program
On February 4, 2022, the Company’s Board of Directors approved the renewal of its stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended June 30, 2022, the Company did not repurchase any shares of its common stock. For the six months ended June 30, 2022, the Company repurchased 4,465 shares of its common stock at an aggregate cost of $218,000. As of June 30, 2022, the Company had $4.8 million available for repurchasing its common stock under this program.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified certain securities from AFS to HTM. Such transfers are made at fair value on the date of transfer. The net unrealized holding loss on the date of transfer is retained, net of tax, in AOCI, with no immediate change to the total balance in AOCI. The unrealized holding loss will be amortized over the remaining life of the securities.
At the date of transfer, the net unamortized, unrealized loss on the transferred securities included in the consolidated balance sheets totaled $17.9 million, of which $14.2 million, net of tax, was included in AOCI. As of June 30, 2022, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $17.0 million, of which $13.5 million, net of tax, was included in AOCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2021 through June 30, 2022, and on our results of operations for the quarters ended June 30, 2022 and March 31, 2022, and for the six months ended June 30, 2022 and June 30, 2021.
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
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
SECOND QUARTER 2022 FINANCIAL AND OPERATIONAL HIGHLIGHTS
The second quarter of 2022 results included record-high quarterly net income and an improved net interest margin FTE. Our balance sheet reflects solid loan growth, a slight decrease in deposits and assets, and strategic changes to the securities portfolio. We also continued to execute our organic expansion plan in the Acadiana and New Orleans markets.
•Net income for the second quarter of 2022 was $9.1 million, or $1.27 diluted EPS, an increase of $1.8 million, or 23.7%, compared to $7.4 million, or $1.03 diluted EPS for the first quarter of 2022. These increases were mainly due to a $2.4 million increase in net interest income.
•For the second quarter of 2022, the return on assets was 1.15%, and the return on equity was 14.30%.
•Net interest income and net interest margin FTE increased in the second quarter of 2022 compared to the prior quarter. Net interest income for the second quarter of 2022 was $21.1 million, compared to $18.7 million for the prior quarter. Net interest margin FTE was 2.75% for the second quarter of 2022, compared to 2.46% for the prior quarter. These increases were a result of an improved asset mix, combined with the impact of a higher interest rate environment, partially offset by lower SBA PPP loan income.
•As of June 30, 2022, assets were $3.12 billion, a decrease of $91.3 million from March 31, 2022. The decrease in assets was mainly due to a $77.5 million decrease in deposits as a result of expected customer deposit account activity.
•Red River Bank is participating in the SBA PPP. As of June 30, 2022, PPP loans were $1.3 million, net of $30,000 of deferred income, or 0.1% of loans HFI. PPP loan income decreased in the second quarter of 2022 due to lower PPP loan balances. PPP loan income for the second quarter of 2022 was $150,000, compared to $485,000 for the prior quarter.
•As of June 30, 2022, non-PPP loans HFI (non-GAAP) were $1.84 billion, an increase of $105.6 million, or 6.1%, from March 31, 2022. The growth in non-PPP loans HFI was primarily a result of increased loan activity in all markets.

•As of June 30, 2022, total securities were $810.7 million, or 26.0% of assets, compared to $818.3 million, or 25.5% of assets, as of March 31, 2022. While the quarter-end balances for securities were fairly consistent, we restructured the securities portfolio during the first and second quarters of 2022, which resulted in higher interest income, an improved securities yield, and a loss on the sale of securities in the second quarter of 2022. Interest income on securities increased $715,000 to $3.7 million for the second quarter of 2022.
•During the second quarter of 2022, management reclassified 20.5% of the securities portfolio from AFS to HTM.
•Equity securities were an investment in a CRA mutual fund, consisting primarily of bonds. The mutual fund had a loss of $82,000 in the second quarter of 2022, compared to a loss of $365,000 for the first quarter of 2022. In April 2022, we liquidated all shares invested in the mutual fund.
•NPAs were $971,000, or 0.03% of assets, as of June 30, 2022. As of June 30, 2022, the allowance for loan losses (“ALL”) was $19.4 million, or 1.05% of loans HFI.
•We paid a quarterly cash dividend of $0.07 per common share.
•We did not repurchase any shares through our stock repurchase program in the second quarter of 2022.
•In the second quarter of 2022, we continued implementing our organic expansion plan. In our Acadiana market, we held a grand opening ceremony for the Red River Bank full-service banking center in Lafayette, Louisiana, which began operations in January 2022. Also in Lafayette, we relocated the staff and services from the Lafayette LDPO to the new banking center and closed the LDPO. In the New Orleans market, we remodeled and received regulatory approval on a new leased banking center location in downtown New Orleans, which we opened as the Bank’s first full-service banking center in New Orleans on August 1, 2022.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2021 to June 30, 2022
(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,121,113	$3,224,710	$(103,597)	(3.2)%
Interest-bearing deposits in other banks	317,061	761,721	(444,660)	(58.4)%
Securities available-for-sale, at fair value	651,125	659,178	(8,053)	(1.2)%
Securities held-to-maturity, at amortized cost	159,562	—	159,562	—%
Loans held for investment	1,841,585	1,683,832	157,753	9.4%
Total deposits	2,850,195	2,910,348	(60,153)	(2.1)%
Total stockholders’ equity	253,596	298,150	(44,554)	(14.9)%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income	$9,147	$7,392	$8,239	$16,539	$16,304

Per Common Share Data:
Earnings per share, basic	$1.27	$1.03	$1.13	$2.30	$2.23
Earnings per share, diluted	$1.27	$1.03	$1.13	$2.30	$2.22
Book value per share	$35.34	$36.91	$40.21	$35.34	$40.21
Tangible book value per share(1,2)	$35.12	$36.69	$40.00	$35.12	$40.00
Realized book value per share(1,3)	$44.23	$43.02	$40.06	$44.23	$40.06
Cash dividends per share	$0.07	$0.07	$0.07	$0.14	$0.14
Shares outstanding	7,176,365	7,176,365	7,284,994	7,176,365	7,284,994
Weighted average shares outstanding, basic	7,176,365	7,179,624	7,300,040	7,177,986	7,308,968
Weighted average shares outstanding, diluted	7,196,643	7,198,616	7,319,351	7,198,624	7,328,510

Summary Performance Ratios:
Return on average assets	1.15%	0.93%	1.15%	1.04%	1.18%
Return on average equity	14.30%	10.27%	11.41%	12.17%	11.38%
Net interest margin	2.70%	2.41%	2.48%	2.55%	2.58%
Net interest margin FTE(4)	2.75%	2.46%	2.54%	2.61%	2.64%
Efficiency ratio(5)	55.64%	60.80%	56.62%	58.07%	55.30%
Loans HFI to deposits ratio	64.61%	59.47%	62.28%	64.61%	62.28%
Noninterest-bearing deposits to deposits ratio	41.46%	40.34%	40.14%	41.46%	40.14%
Noninterest income to average assets	0.61%	0.56%	0.90%	0.58%	0.95%
Operating expense to average assets	1.82%	1.77%	1.88%	1.80%	1.92%

Summary Credit Quality Ratios:
NPAs to total assets	0.03%	0.03%	0.11%	0.03%	0.11%
Nonperforming loans to loans HFI	0.02%	0.02%	0.13%	0.02%	0.13%
Allowance for loan losses to loans HFI	1.05%	1.11%	1.22%	1.05%	1.22%
Net charge-offs to average loans	0.01%	0.00%	0.01%	0.01%	0.01%

Capital Ratios:
Total stockholders’ equity to total assets	8.13%	8.25%	10.18%	8.13%	10.18%
Tangible common equity to tangible assets(1,6)	8.08%	8.20%	10.13%	8.08%	10.13%
Total risk-based capital to risk-weighted assets	16.89%	17.28%	19.10%	16.89%	19.10%
Tier 1 risk-based capital to risk-weighted assets	15.92%	16.26%	17.90%	15.92%	17.90%
Common equity Tier 1 capital to risk-weighted assets	15.92%	16.26%	17.90%	15.92%	17.90%
Tier 1 risk-based capital to average assets	9.73%	9.51%	10.13%	9.73%	10.13%
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

RESULTS OF OPERATIONS
Net income for the second quarter of 2022 was $9.1 million, or $1.27 diluted EPS, an increase of $1.8 million or 23.7%, compared to $7.4 million, or $1.03 diluted EPS, for the first quarter of 2022. The increase in net income was due to a $2.4 million increase in net interest income and a $458,000 increase in noninterest income, partially offset by a $100,000 increase in provision for loan losses, a $409,000 increase in operating expenses, and a $615,000 increase in income tax expense. The return on assets for the second quarter of 2022 was 1.15%, compared to 0.93% for the first quarter of 2022. The return on equity was 14.30% for the second quarter of 2022, compared to 10.27% for the first quarter of 2022. Our efficiency ratio for the second quarter of 2022 was 55.64%, compared to 60.80% for the first quarter of 2022.
Net income for the six months ended June 30, 2022, was $16.5 million, or $2.30 diluted EPS, an increase of $235,000, or 1.4%, compared to $16.3 million, or $2.22 diluted EPS, for the six months ended June 30, 2021. The increase in net income was due to a $5.0 million increase in net interest income and a $1.2 million decrease in the provision for loan losses, partially offset by a $3.9 million decrease in noninterest income, a $2.0 million increase in operating expenses, and a $110,000 increase in income tax expense. The return on assets for the six months ended June 30, 2022, was 1.04%, compared to 1.18% for the six months ended June 30, 2021. The return on equity was 12.17% for the six months ended June 30, 2022, compared to 11.38% for the six months ended June 30, 2021. Our efficiency ratio for the six months ended June 30, 2022, was 58.07%, compared to 55.30% for the six months ended June 30, 2021.
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
Beginning March 2020, we were in a low interest rate environment that impacted both the net interest income and net interest margin FTE. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the FOMC began increasing the target federal funds rate. The FOMC increased the target federal funds rate by 25 bps in March 2022, 50 bps in May 2022, and 75 bps in June 2022, resulting in a range of 1.50% to 1.75% as of June 30, 2022. The average effective federal funds rate for the second quarter of 2022 was 0.77% compared to 0.12% for the first quarter of 2022. For the six months ended June 30, 2022, the average effective federal funds rate was 0.45% compared to 0.08% for the six months ended June 30, 2021. The 2022 net interest income and net interest margin FTE were positively impacted by the 2022 target federal funds rate increases by the FOMC.
Second Quarter of 2022 vs. First Quarter of 2022
Net interest income for the second quarter of 2022 was $21.1 million, which was $2.4 million, or 12.9%, higher than the first quarter of 2022, due to a $2.5 million increase in interest and dividend income, partially offset by a $68,000 increase in interest expense. The increase in interest and dividend income was primarily due to an increase in non-PPP loan income, an increase in taxable securities income, and an increase in income on short-term liquid assets, partially offset by a decrease in PPP loan income. Non-PPP loan income increased $1.6 million due to a $112.7 million increase in the average balance of non-PPP loans and higher rates on new and renewed non-PPP loans when compared to the prior quarter. Taxable securities income increased $736,000 during the second quarter as the average balance of taxable securities increased due to our deployment of lower-yielding short-term liquid assets into higher-yielding taxable securities during the first half of the year. Income on short-term liquid assets increased $511,000 due to the FOMC’s increases to the target federal funds rate. PPP loan income decreased $335,000 due to lower average PPP loans outstanding and lower fees recognized to income on PPP loans. Interest expense increased in the second quarter of 2022 as a result of an increase in the rates on interest-bearing transaction deposits.
The net interest margin FTE increased 29 bps to 2.75% for the second quarter of 2022, compared to 2.46% for the prior quarter. This increase was driven primarily by an improved asset mix and the higher interest rate environment in the second quarter of 2022. The yield on non-PPP loans increased seven bps driven by higher rates on new and renewed loans. The yield on taxable securities increased 17 bps, and the yield on short-term liquid assets increased 60 bps due to the higher interest rate environment.
The FOMC is expected to raise the target federal funds rate several more times in 2022. Our balance sheet is asset sensitive, and historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. As of June 30, 2022, floating rate loans were 14.4% of loans HFI, and floating rate transaction deposits were 4.3% of interest-bearing transaction deposits. Depending on balance sheet activity and excluding PPP loans, we expect an increasing interest rate environment to positively impact our net interest income and net interest margin FTE in 2022.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2022 and March 31, 2022:

	For the Three Months Ended
	June 30, 2022			March 31, 2022
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,796,322	$18,032	3.97%	$1,690,445	$16,770	3.97%
Securities - taxable	690,772	2,615	1.52%	556,648	1,879	1.35%
Securities - tax-exempt	211,672	1,062	2.01%	215,360	1,083	2.01%
Federal funds sold	53,216	116	0.86%	53,249	25	0.19%
Interest-bearing balances due from banks	351,092	671	0.76%	589,794	251	0.17%
Nonmarketable equity securities	3,451	2	0.22%	3,450	1	0.10%
Total interest-earning assets	3,106,525	$22,498	2.87%	3,108,946	$20,009	2.58%
Allowance for loan losses	(19,293)			(19,203)
Noninterest-earning assets	99,687			124,258
Total assets	$3,186,919			$3,214,001
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,410,270	$547	0.16%	$1,418,583	$455	0.13%
Time deposits	328,420	802	0.98%	332,585	826	1.01%
Total interest-bearing deposits	1,738,690	1,349	0.31%	1,751,168	1,281	0.30%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,738,690	$1,349	0.31%	1,751,168	$1,281	0.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,175,251			1,153,377
Accrued interest and other liabilities	16,459			17,514
Total noninterest-bearing liabilities	1,191,710			1,170,891
Stockholders’ equity	256,519			291,942
Total liabilities and stockholders’ equity	$3,186,919			$3,214,001
Net interest income		$21,149			$18,728
Net interest spread			2.56%			2.28%
Net interest margin			2.70%			2.41%
Net interest margin FTE(3)			2.75%			2.46%
Cost of deposits			0.19%			0.18%
Cost of funds			0.17%			0.17%
(1)Includes average outstanding balances of loans HFS of $3.8 million and $4.3 million for the three months ended June 30, 2022 and March 31, 2022, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Average PPP loans outstanding, net of deferred income, for the second quarter of 2022 were $4.2 million, which was $6.9 million lower than the prior quarter. During the second quarter of 2022, we received $5.2 million in SBA forgiveness and borrower repayments on PPP loans, compared to $11.6 million in the prior quarter. PPP loans have a 1.0% interest rate, and PPP loan origination fees are recorded to interest income over the loan term, or until the loans are forgiven by the SBA or repaid by the borrower. When PPP loan forgiveness payments or borrower payments are received in full, the remaining portion of origination fees are recorded to income. For the second quarter of 2022, PPP loan interest and fees totaled $150,000, resulting in a 14.30% yield, compared to $485,000 in interest and fees and a 17.77% yield for the prior quarter. The decrease in PPP loan income and yield was primarily due to a lower amount of PPP loans forgiven by the SBA in the second quarter of 2022 than in the first quarter of 2022. As of June 30, 2022, deferred PPP fees were $30,000.
Excluding PPP loan income, net interest income (non-GAAP) for the second quarter of 2022 was $21.0 million, which was $2.8 million, or 15.1%, higher than the first quarter of 2022. Also, with PPP loans excluded for the second quarter of 2022, the yield on non-PPP loans (non-GAAP) was 3.95%, and the net interest margin FTE (non-GAAP) was 2.73%. For the second quarter of 2022, PPP loans had a two bp accretive impact to the yield on loans and a two bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The following table presents interest income for total loans, PPP loans, and total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the three months ended June 30, 2022 and March 31, 2022:

	For the Three Months Ended
	June 30, 2022			March 31, 2022
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,796,322	$18,032	3.97%	$1,690,445	$16,770	3.97%
Less: PPP loans, net
Average	4,202			11,061
Interest		11			28
Fees		139			457
Total PPP loans, net	4,202	150	14.30%	11,061	485	17.77%
Non-PPP loans (non-GAAP)(3)	$1,792,120	$17,882	3.95%	$1,679,384	$16,285	3.88%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$21,149			$18,728
PPP loan income		(150)			(485)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$20,999			$18,243

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.55%			2.22%
Net interest margin			2.68%			2.35%
Net interest margin FTE(4)			2.73%			2.41%
(1)Includes average outstanding balances of loans HFS of $3.8 million and $4.3 million for the three months ended June 30, 2022 and March 31, 2022, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Non-GAAP financial measure. See also “ - Non-GAAP Financial Measures” in this Report.
(4)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Net interest income for the six months ended June 30, 2022 was $39.9 million, which was $5.0 million, or 14.5%, higher than $34.8 million for the six months ended June 30, 2021. Net interest income increased due to a $4.7 million increase in interest and dividend income and a $354,000 decrease in interest expense.
The increase in interest and dividend income for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, was primarily due to an increase in non-PPP loan income, an increase in taxable securities income, and an increase in income on short-term liquid assets, partially offset by a decrease in PPP loan income. Non-PPP loan income increased $3.8 million due to a $238.7 million increase in the average balance of non-PPP loans, partially offset by lower rates on new and renewed non-PPP loans when compared to the same period prior year. Taxable securities income increased $2.5 million primarily due to a higher average balance of taxable securities due to our deployment of lower-yielding short-term liquid assets into higher-yielding taxable securities during the first half of 2022. Income on short-term liquid assets increased $787,000 due to the FOMC’s increases to the target federal funds rate in 2022. PPP loan income decreased $2.6 million due to lower average PPP loan balances outstanding and lower fees recognized to income on PPP loans.
Interest expense was lower for the six months ended June 30, 2022, compared to the same period in 2021 mainly due to time deposits being priced downward as we adjusted rates on new and renewed time deposits in 2021. This decrease was partially offset by higher interest expense on interest-bearing transaction deposits. For the six months ended June 30, 2022, average interest-bearing transaction deposits increased $254.2 million, or 21.9%, compared to the six months ended June 30, 2021.
Net interest margin FTE decreased three bps to 2.61% for the six months ended June 30, 2022, from 2.64% for the six months ended June 30, 2021, primarily due to a 19 bp decrease in loan yield. The loan yield decreased as a result of an

11 bp decrease in the yield on non-PPP loans and a $2.0 million decrease in PPP loan fee income. The yield on non-PPP loans decreased from 4.03% to 3.92% due to lower rates on new and renewed non-PPP loans through the first quarter of 2022, partially offset by rising loan rates in the second quarter of 2022. PPP loan income decreased due to lower fees recognized to income on PPP loans and a lower average balance of PPP loans outstanding. These decreases were partially offset by the higher interest rate environment and an improved asset mix, which included our deployment of lower-yielding short-term liquid assets into higher-yielding securities in 2022. This deployment increased the average balance of higher-yielding taxable securities from $307.3 million in 2021 to $624.1 million in 2022, an increase of $316.8 million or 103.1%. In addition, the yield on taxable securities benefited from higher market interest rates on securities purchased during the first half of 2022, compared to the interest rate on taxable securities during the same period in 2021. The yield on taxable securities increased 16 bps for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021. The net interest margin FTE also benefited from a 30 bp increase in the yield on short-term liquid assets due to the FOMC’s recent increases to the target federal funds rate. The net interest margin FTE was further benefited by a six bp decrease in the cost of deposits. The cost of deposits decreased from 0.24% to 0.18% for the six months ended June 30, 2022, due to a 27 bp decrease in the rate on time deposits as we adjusted rates on new and renewed time deposits in 2021.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,743,676	$34,802	3.97%	$1,606,094	$33,517	4.16%
Securities - taxable	624,081	4,494	1.44%	307,329	1,963	1.28%
Securities - tax-exempt	213,506	2,145	2.01%	197,782	2,064	2.09%
Federal funds sold	53,232	141	0.53%	80,118	47	0.12%
Interest-bearing balances due from banks	469,784	922	0.39%	491,342	229	0.09%
Nonmarketable equity securities	3,450	3	0.16%	3,447	2	0.11%
Total interest-earning assets	$3,107,729	$42,507	2.72%	$2,686,112	$37,822	2.81%
Allowance for loan losses	(19,249)			(19,055)
Noninterest-earning assets	111,905			132,234
Total assets	$3,200,385			$2,799,291
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,414,404	$1,002	0.14%	$1,160,251	$853	0.15%
Time deposits	330,491	1,628	0.99%	341,326	2,131	1.26%
Total interest-bearing deposits	1,744,895	2,630	0.30%	1,501,577	2,984	0.40%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,744,895	$2,630	0.30%	1,501,577	$2,984	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,164,375			990,406
Accrued interest and other liabilities	16,983			17,708
Total noninterest-bearing liabilities	1,181,358			1,008,114
Stockholders’ equity	274,132			289,600
Total liabilities and stockholders’ equity	$3,200,385			$2,799,291
Net interest income		$39,877			$34,838
Net interest spread			2.42%			2.41%
Net interest margin			2.55%			2.58%
Net interest margin FTE(3)			2.61%			2.64%
Cost of deposits			0.18%			0.24%
Cost of funds			0.17%			0.22%
(1)Includes average outstanding balances of loans HFS of $4.0 million and $10.5 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.

Excluding PPP loan income, net interest income (non-GAAP) for the six months ended June 30, 2022, was $39.2 million, which was $7.6 million, or 24.0%, higher than the six months ended June 30, 2021. Also, with PPP loans excluded for the six months ended June 30, 2022, the yield on non-PPP loans (non-GAAP) was 3.92%, and the net interest margin FTE (non-GAAP) was 2.57%. For the six months ended June 30, 2022, PPP loans had a five bp accretive impact to the yield on loans and a four bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The following table presents interest income for total loans, PPP loans, and total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,743,676	$34,802	3.97%	$1,606,094	$33,517	4.16%
Less: PPP loans, net
Average	7,613			108,761
Interest		39			568
Fees		596			2,627
Total PPP loans, net	7,613	635	16.80%	108,761	3,195	5.92%
Non-PPP loans (non-GAAP)(3)	$1,736,063	$34,167	3.92%	$1,497,333	$30,322	4.03%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$39,877			$34,838
PPP loan income		(635)			(3,195)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$39,242			$31,643

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.39%			2.28%
Net interest margin			2.52%			2.44%
Net interest margin FTE(4)			2.57%			2.50%
(1)Includes average outstanding balances of loans HFS of $4.0 million and $10.5 million for the six months ended June 30, 2022 and 2021, respectively.
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2022 vs. March 31, 2022			June 30, 2022 vs. June 30, 2021
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,051	$211	$1,262	$2,876	$(1,591)	$1,285
Securities - taxable	453	283	736	2,024	507	2,531
Securities - tax-exempt	(21)	—	(21)	164	(83)	81
Federal funds sold	—	91	91	(16)	110	94
Interest-bearing balances due from banks	(101)	521	420	4	689	693
Nonmarketable equity securities	—	1	1	—	1	1
Total interest-earning assets	$1,382	$1,107	$2,489	$5,052	$(367)	$4,685
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(4)	$96	$92	$186	$(37)	$149
Time deposits	(10)	(14)	(24)	(68)	(435)	(503)
Total interest-bearing deposits	(14)	82	68	118	(472)	(354)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$(14)	$82	$68	$118	$(472)	$(354)
Increase (decrease) in net interest income	$1,396	$1,025	$2,421	$4,934	$105	$5,039
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
The table below presents, for the periods indicated, the provision for loan losses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	Increase (Decrease)
Provision for loan losses	$250	$150	$100	66.7%
The provision for loan losses for the second quarter of 2022 was $250,000, an increase of $100,000 from $150,000 for the prior quarter. This increase was due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, and trends in asset quality.
The table below presents, for the periods indicated, the provision for loan losses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	Increase (Decrease)
Provision for loan losses	$400	$1,600	$(1,200)	(75.0)%

The provision for loan losses for the six months ended June 30, 2022, was $400,000, a decrease of $1.2 million, or 75.0%, from $1.6 million for the six months ended June 30, 2021. The decrease in provision expense for 2022 was attributed to continued, favorable asset quality metrics. The higher provision in the same period of 2021 was due to the anticipated adverse effects of the COVID-19 pandemic.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Second Quarter of 2022 vs. First Quarter of 2022
Noninterest income increased $458,000 to $4.9 million for the second quarter of 2022, compared to $4.4 million for the first quarter of 2022. The increase in noninterest income was primarily due to a decreased loss on equity securities, higher SBIC income, net debit card income, brokerage income, and service charges on deposit accounts, partially offset by lower mortgage loan income and a loss on the sale and call of securities.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,410	$1,308	$102	7.8%
Debit card income, net	1,056	936	120	12.8%
Mortgage loan income	892	1,127	(235)	(20.9)%
Brokerage income	890	775	115	14.8%
Loan and deposit income	410	371	39	10.5%
Bank-owned life insurance income	180	172	8	4.7%
Gain (Loss) on equity securities	(82)	(365)	283	77.5%
Gain (Loss) on sale and call of securities	(114)	39	(153)	(392.3)%
SBIC income	151	20	131	655.0%
Other income (loss)	67	19	48	252.6%
Total noninterest income	$4,860	$4,402	$458	10.4%
Equity securities were an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. The mutual fund had a loss of $82,000 for the second quarter of 2022, compared to a loss of $365,000 for the first quarter of 2022. In April 2022, all shares invested in the mutual fund were liquidated.
SBIC income for the second quarter of 2022 increased $131,000 to $151,000 from the prior quarter due to higher operating income being distributed by the SBIC for the second quarter of 2022.
Debit card income, net, increased $120,000 to $1.1 million for the second quarter of 2022 from the prior quarter. This increase was primarily a result of an increase in the number of debit card transactions.
Brokerage income increased $115,000 to $890,000 for the second quarter of 2022, compared to $775,000 for the previous quarter. This increase was due to the sales activity and additional funds invested by existing clients in the second quarter. Assets under management were $789.2 million as of June 30, 2022.
Service charges on deposit accounts increased $102,000 to $1.4 million for the second quarter of 2022 compared to $1.3 million for the prior quarter. This increase was mainly due to a larger number of non-sufficient fund transactions and related fee income in the second quarter of 2022.
Mortgage loan income decreased $235,000 to $892,000 for the second quarter of 2022 compared to $1.1 million from the previous quarter. This decrease was primarily driven by reduced purchase and refinancing activity due to higher mortgage interest rates, as well as limited housing stock available for purchase.
The loss on the sale and call of securities was $114,000 for the second quarter of 2022 as a result of portfolio restructuring transactions. In the first quarter of 2022, the gain on the sale and call of securities was $39,000 as a result of municipal securities being called.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Noninterest income decreased $3.9 million to $9.3 million for the six months ended June 30, 2022, compared to $13.2 million for the six months ended June 30, 2021. The decrease in noninterest income was due to lower mortgage loan income, a loss on equity securities, reduced income from an SBIC limited partnership of which Red River Bank is a member, a loss on sale and call of securities, lower net debit card income, and lower loan and deposit income. These decreases were partially offset by increased service charges on deposit accounts.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,718	$2,199	$519	23.6%
Debit card income, net	1,992	2,250	(258)	(11.5)%
Mortgage loan income	2,018	5,239	(3,221)	(61.5)%
Brokerage income	1,666	1,640	26	1.6%
Loan and deposit income	781	868	(87)	(10.0)%
Bank-owned life insurance income	352	297	55	18.5%
Gain (Loss) on equity securities	(447)	(59)	(388)	(657.6)%
Gain (Loss) on sale and call of securities	(75)	193	(268)	(138.9)%
SBIC income	171	480	(309)	(64.4)%
Other income (loss)	86	71	15	21.1%
Total noninterest income	$9,262	$13,178	$(3,916)	(29.7)%
Mortgage loan income decreased $3.2 million to $2.0 million for the six months ended June 30, 2022, compared to $5.2 million for the same period prior year due to rising mortgage interest rates and home prices, as well as limited housing stock available for purchase. The low mortgage interest rate environment in the six months ended June 30, 2021, contributed to the high levels of mortgage lending activity for that period.
Due to a significant increase in interest rates, equity securities had a fair value loss of $447,000 for the six months ended June 30, 2022, compared to a loss of $59,000 for the same period in 2021. In April 2022, all shares invested in the mutual fund were liquidated.
SBIC income decreased $309,000 to $171,000 for the six months ended June 30, 2022, due to lower operating income being distributed by the SBIC in 2022.
The loss on the sale and call of securities was $75,000 for the six months ended June 30, 2022, and consisted of a loss of $114,000 related to portfolio restructuring transactions in the second quarter of 2022, offset by a $39,000 gain from municipal securities being called in the first quarter of 2022. For the six months ended June 30, 2021, the gain on the sale and call of securities was $193,000 as a result of portfolio restructuring transactions to improve the structure and yield of the portfolio.
Debit card income, net, decreased $258,000 to $2.0 million for the six months ended June 30, 2022, compared to the same period prior year. This decrease was mainly due to higher debit card expense as a result of upgrading our debit card stock in the first quarter of 2022 and higher processing fees.
Loan and deposit income decreased $87,000 to $781,000 for the six months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily related to $110,000 of nonrecurring commercial real estate loan fees in the first quarter of 2021, partially offset by an increase in net credit card income of $61,000 due to higher credit card activity.
Service charges on deposit accounts increased $519,000 to $2.7 million for the six months ended June 30, 2022, compared to the same period prior year. This increase was mainly due to a larger number of non-sufficient fund transactions and related fee income in the first six months of 2022.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.

Second Quarter of 2022 vs. First Quarter of 2022
Operating expenses increased $409,000 to $14.5 million for the second quarter of 2022, compared to $14.1 million for the first quarter of 2022. The increase was mainly due to higher data processing expense, personnel expenses, and loan and deposit expenses, partially offset by lower occupancy and equipment expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	Increase (Decrease)
Operating expenses:
Personnel expenses	$8,574	$8,452	$122	1.4%
Non-staff expenses:
Occupancy and equipment expenses	1,473	1,492	(19)	(1.3)%
Technology expenses	695	771	(76)	(9.9)%
Advertising	306	219	87	39.7%
Other business development expenses	340	303	37	12.2%
Data processing expense	564	316	248	78.5%
Other taxes	647	636	11	1.7%
Loan and deposit expenses	185	130	55	42.3%
Legal and professional expenses	475	418	57	13.6%
Regulatory assessment expenses	251	250	1	0.4%
Other operating expenses	961	1,075	(114)	(10.6)%
Total operating expenses	$14,471	$14,062	$409	2.9%
Data processing expense increased $248,000 to $564,000 for the second quarter of 2022, compared to the prior quarter. This increase was primarily attributed to receipt of a $230,000 periodic refund from our data processing center in the first quarter of 2022.
Personnel expenses increased $122,000 to $8.6 million for the second quarter of 2022, compared to the prior quarter. This increase was primarily due to annual merit increases effective April 2022.
Loan and deposit expenses increased $55,000 to $185,000 for the second quarter of 2022, compared to the prior quarter. This increase was primarily due to receipt of a $122,000 negotiated, variable rebate from a vendor in the first quarter of 2022.
Occupancy and equipment expenses decreased $19,000 to $1.5 million for the second quarter of 2022, compared to the prior quarter. This decrease was primarily due to $124,000 of nonrecurring expenses in the first quarter of 2022 related to opening new locations in our expansion markets, partially offset by higher, normal recurring expenses in the second quarter of 2022 related to these new locations.
Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Operating expenses increased $2.0 million to $28.5 million for the six months ended June 30, 2022, compared to $26.6 million for the six months ended June 30, 2021. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, other taxes, other operating expenses, legal and professional expenses, and advertising.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	Increase (Decrease)
Operating expenses:
Personnel expenses	$17,026	$16,131	$895	5.5%
Non-staff expenses:
Occupancy and equipment expenses	2,965	2,608	357	13.7%
Technology expenses	1,466	1,408	58	4.1%
Advertising	526	409	117	28.6%
Other business development expenses	642	607	35	5.8%
Data processing expense	880	917	(37)	(4.0)%
Other taxes	1,283	1,057	226	21.4%
Loan and deposit expenses	315	448	(133)	(29.7)%
Legal and professional expenses	893	737	156	21.2%
Regulatory assessment expenses	501	414	87	21.0%
Other operating expenses	2,036	1,819	217	11.9%
Total operating expenses	$28,533	$26,555	$1,978	7.4%
Personnel expenses increased $895,000 to $17.0 million for the six months ended June 30, 2022, compared to the same period in 2021. This increase was primarily due to having six months of expenses for new staff that were added in the fourth quarter of 2021 in our expansion markets, partially offset by lower commission compensation in 2022 due to lower mortgage loan activity, when compared to the same period in 2021. As of June 30, 2022 and 2021, we had 348 and 339 total employees, respectively.
Occupancy and equipment expenses increased $357,000 to $3.0 million for the six months ended June 30, 2022, compared to the same period in 2021. This increase was primarily a result of opening new locations in our expansion markets.
Other taxes increased $226,000 to $1.3 million for the six months ended June 30, 2022, compared to the same period in 2021. This increase was due to a $231,000 increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Other operating expenses increased $217,000 to $2.0 million for the six months ended June 30, 2022, compared to the same period in 2021. This increase was primarily the result of opening new locations in our expansion markets and an increase in employee related events due to removal of COVID-19 pandemic restrictions.
Legal and professional expenses increased $156,000 to $893,000 for the six months ended June 30, 2022, compared to the same period in 2021. This increase was primarily due to higher professional fees and public company expenses due to organizational growth, partially offset by lower attorney fees as a result of the completion of various legal matters.
Advertising increased $117,000 to $526,000 for the six months ended June 30, 2022, compared to the same period in 2021. This increase was a result of opening new locations in our expansion markets and an increase in community events.
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

The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	Increase (Decrease)
Income tax expense	$2,141	$1,526	$615	40.3%
For the quarters ended June 30, 2022 and March 31, 2022, income tax expense totaled $2.1 million and $1.5 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for each of the quarters ended June 30, 2022 and March 31, 2022, were 19.0% and 17.1%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	Increase (Decrease)
Income tax expense	$3,667	$3,557	$110	3.1%
For the six months ended June 30, 2022 and 2021, income tax expense totaled $3.7 million and $3.6 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the six months ended June 30, 2022 and 2021, were 18.1% and 17.9%, respectively.
FINANCIAL CONDITION
General
As of June 30, 2022, assets were $3.12 billion, which was $103.6 million, or 3.2%, lower than assets of $3.22 billion as of December 31, 2021, primarily due to a decrease in deposits. Total deposits decreased $60.2 million, or 2.1%, to $2.85 billion as of June 30, 2022, from $2.91 billion as of December 31, 2021. During the first half of 2022, we made several changes to the asset mix, including deploying short-term liquid assets into loans and the securities portfolio, as well as restructuring the securities portfolio. As a result of these changes, during the first half of 2022, interest-bearing deposits in other banks decreased $444.7 million, or 58.4%, to $317.1 million and were 10.2% of assets as of June 30, 2022. Loans HFI increased $157.8 million, or 9.4%, which included a $174.0 million, or 10.4%, increase in non-PPP loans compared to December 31, 2021. As of June 30, 2022, the loans HFI to deposits ratio was 64.61%, compared to 57.86% as of December 31, 2021, and the noninterest-bearing deposits to total deposits ratio was 41.46%, compared to 39.50% as of December 31, 2021. Total securities increased $143.7 million, or 21.5%, to $810.7 million during the first half of 2022 and were 26.0% of assets as of June 30, 2022. Stockholders’ equity decreased $44.6 million during the first half of 2022 to $253.6 million as of June 30, 2022.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks are the third-largest component of earning assets. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Starting during the COVID-19 pandemic, which began in the first quarter of 2020, interest-bearing deposits in other banks had become the second-largest component of earning assets as deposit growth exceeded loan growth. In the first six months of 2022, we deployed excess liquidity into loans and the securities portfolio. As of June 30, 2022, interest-bearing deposits in other banks were $317.1 million and were 10.2% of assets, a decrease of $444.7 million, or 58.4%, compared to $761.7 million and 23.6% of assets as of December 31, 2021.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of June 30, 2022, our total securities portfolio was 26.0% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities were $810.7 million as of June 30, 2022, an increase of $151.5 million, or 23.0%, from $659.2 million as of December 31, 2021.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2022, the estimated fair value of securities AFS was $651.1 million. The net unrealized loss on securities AFS increased

$59.0 million for the six months ended June 30, 2022, resulting in a net unrealized loss of $63.7 million as of June 30, 2022.
Over the past year, due to the increase in our securities portfolio size, the current and projected balance sheet mix and growth, cash flows, and available liquidity sources, we evaluated transferring selected securities from AFS to HTM. In the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, or 20.5% of the securities portfolio from AFS to HTM. Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2022, the amortized cost of securities HTM was $159.6 million.
Investment activity for the six months ended June 30, 2022, included $313.5 million of securities purchased, partially offset by $31.8 million in sales and $53.0 million in maturities, principal repayments, and calls. There were no purchases or sales of securities HTM for the same period.
Securities AFS purchased during the six months ended June 30, 2022, primarily consisted of $159.8 million in U.S. Treasuries and $139.1 million in mortgage-backed securities. The U.S. Treasuries purchased had a yield of 1.78% and an average life of 1.85 years, and the mortgage-backed securities had a yield of 1.78% and an average life of 3.63 years. The overall price risk of the securities AFS and securities HTM portfolio decreased 130 bps, compared to December 31, 2021, primarily due to the short-term U.S. Treasury securities purchased in the first and second quarter of 2022.
During the six months ended June 30, 2022, we reallocated $260.5 million from overnight funds yielding 0.39% to securities AFS yielding 1.80%. We expect this reallocation to improve future interest income by moving these funds from overnight funds to a higher-yielding investment. In addition, $53.0 million of securities yielding 1.91% were purchased as we reinvested cash flows from the securities portfolio.
The securities AFS portfolio tax-equivalent yield was 1.72% for the six months ended June 30, 2022, compared to 1.81% for the six months ended June 30, 2021. The decrease in yield for the six months ended June 30, 2022, compared to the same period for 2021, was due to purchasing a significant amount of securities in the second half of 2021 with lower yields than the portfolio yield as of June 30, 2021.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of June 30, 2022, the average life of our securities portfolio was 7.0 years with an estimated effective duration of 5.3 years. As of December 31, 2021, the average life of our securities portfolio was 4.9 years with an estimated effective duration of 4.1 years. Both the average life and the effective duration increased due to the increase in market rates and the resulting impact on mortgage-backed securities and our callable municipal securities.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. As of June 30, 2022, the net unrealized loss of the securities AFS portfolio was $63.7 million, an increase of $59.0 million, compared to a net unrealized loss of $4.8 million as of December 31, 2021. This change is attributed to a significant increase in market rates, which resulted in lower prices on securities and therefore, an overall lower market value of the portfolio.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2022, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$307,528	$5	$(25,390)	$282,143
Municipal bonds	222,440	32	(33,784)	188,688
U.S. Treasury securities	176,621	—	(4,219)	172,402
U.S. agency securities	8,264	—	(372)	7,892
Total Securities AFS	$714,853	$37	$(63,765)	$651,125

Securities HTM:
Mortgage-backed securities	$158,655	$—	$(11,455)	$147,200
U.S. agency securities	907	—	(45)	862
Total Securities HTM	$159,562	$—	$(11,500)	$148,062

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—
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

	Contractual Maturity as of June 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$75	1.73%	$542	1.76%	$64,540	1.50%	$216,986	1.69%	$282,143	1.65%
Municipal bonds	5,041	1.55%	20,798	1.80%	14,293	2.57%	148,556	2.57%	188,688	2.47%
U.S. Treasury securities	21,939	1.46%	150,463	1.45%	—	—%	—	—%	172,402	1.45%
U.S. agency securities	191	2.12%	5,935	1.83%	1,766	1.26%	—	—%	7,892	1.70%
Total Securities AFS	$27,246	1.48%	$177,738	1.50%	$80,599	1.69%	$365,542	2.07%	$651,125	1.86%
(1)Tax equivalent projected book yield as of June 30, 2022.

The following table shows the amortized cost of securities HTM that mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date the last underlying mortgage matures. Yields are weighted-average tax equivalent yields that are calculated by dividing projected annual income by the average amortized cost of the applicable securities while using a 21.0% federal income tax rate, when applicable.

	Contractual Maturity as of June 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$158,655	3.44%	$158,655	3.44%
U.S. agency securities	—	—%	—	—%	907	2.61%	—	—%	907	2.61%
Total Securities HTM	$—	—%	$—	—%	$907	2.61%	$158,655	3.44%	$159,562	3.43%
(1)Tax equivalent projected book yield as of June 30, 2022.
Equity Securities
Equity securities were an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities were carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. In April 2022, we liquidated all shares invested in this fund. Equity securities had a recognized loss of $82,000 and $447,000 for the three and six months ended June 30, 2022, respectively, compared to a recognized loss of $175,000 for the year ended December 31, 2021, with a fair value of $7.8 million as of December 31, 2021. The loss on equity securities in the first half of 2022 was due to a significant increase in interest rates.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of June 30, 2022, loans HFI were $1.84 billion, an increase of $157.8 million, or 9.4%, compared to $1.68 billion as of December 31, 2021.
Red River Bank is participating in the SBA PPP. Through June 30, 2022, we had received SBA forgiveness and borrower payments on 99.9% of the PPP loans originated. As of June 30, 2022, PPP loans totaled $1.3 million, net of $30,000 of deferred income, and were 0.1% of loans HFI.
As of June 30, 2022, non-PPP loans HFI (non-GAAP) were $1.84 billion, an increase of $174.0 million, or 10.4%, from December 31, 2021, due to new customer activity associated with new lenders in our expansion markets and increased loan activity across the state. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Loans by Category
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$765,131	41.6%	$670,293	39.8%
One-to-four family residential	510,741	27.7%	474,420	28.2%
Construction and development	138,965	7.5%	106,339	6.3%
Commercial and industrial	320,169	17.4%	311,373	18.5%
SBA PPP, net of deferred income	1,349	0.1%	17,550	1.0%
Tax-exempt	79,026	4.3%	80,726	4.8%
Consumer	26,204	1.4%	23,131	1.4%
Total loans HFI	$1,841,585	100.0%	$1,683,832	100.0%
Total non-PPP loans HFI (non-GAAP)(1)	$1,840,236		$1,666,282
Total loans HFS	$4,524		$4,290
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in “ - Non-GAAP Financial Measures” in this Report.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of June 30, 2022, health care loans were $147.4 million, or 8.0% of non-PPP loans HFI (non-GAAP), compared to $138.1 million, or 8.3% of non-PPP loans HFI (non-GAAP) as of December 31, 2021. The average health care loan size was $323,000 as of June 30, 2022, and $295,000 as of December 31, 2021. Within the health care sector, loans to physician and dental practices were 4.0% of non-PPP loans HFI (non-GAAP) as of June 30, 2022, and 4.6% as of December 31, 2021. Loans to nursing and residential care facilities were 3.9% of non-PPP loans HFI (non-GAAP) as of June 30, 2022, and 3.6% as of December 31, 2021.
Energy loans were 1.5% of non-PPP loans HFI (non-GAAP) as of June 30, 2022, and 1.2% as of December 31, 2021. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Geographic Markets
As of June 30, 2022, Red River Bank operates in seven geographic markets throughout the state of Louisiana. We entered the Acadiana market in the fourth quarter of 2020 and the New Orleans market in the fourth quarter of 2021. The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	June 30, 2022
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$626,540	34.1%
Capital	493,309	26.8%
Northwest	370,307	20.1%
Southwest	132,959	7.2%
Northshore	112,192	6.1%
New Orleans	54,488	3.0%
Acadiana	50,441	2.7%
Total non-PPP loans HFI	$1,840,236	100.0%
For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of June 30, 2022, 2.3% of our non-PPP loans HFI (non-GAAP) were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
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
NPAs totaled $971,000 as of June 30, 2022, down $8,000, or 0.8%, from $979,000 as of December 31, 2021, primarily due to payments on nonaccrual loans. The ratio of NPAs to total assets was 0.03% as of June 30, 2022 and December 31, 2021.

Nonperforming loan and asset information is summarized below:

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonperforming loans:
Nonaccrual loans	$248	$280
Accruing loans 90 or more days past due	63	39
Total nonperforming loans	311	319
Foreclosed assets:
Real estate	660	660
Total foreclosed assets	660	660
Total NPAs	$971	$979

Troubled debt restructurings:(1,2)
Nonaccrual loans	$—	$—
Performing loans	3,571	3,944
Total TDRs	$3,571	$3,944

Nonaccrual loans to loans HFI	0.01%	0.02%
Nonperforming loans to loans HFI(1)	0.02%	0.02%
Nonperforming loans to non-PPP loans HFI (non-GAAP)(1,3)	0.02%	0.02%
NPAs to total assets	0.03%	0.03%
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
Nonaccrual loans are summarized below by category:

(in thousands)	June 30, 2022	December 31, 2021
Real estate:
Commercial real estate	$45	$51
One-to-four family residential	193	216
Construction and development	—	—
Commercial and industrial	10	13
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	—	—
Total nonaccrual loans	$248	$280
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
As of June 30, 2022, loans classified as pass were 98.5% of loans HFI, and loans classified as special mention and substandard were 1.2% and 0.3%, respectively, of loans HFI. There were no loans as of June 30, 2022, classified as doubtful or loss. As of December 31, 2021, loans classified as pass were 99.5% of loans HFI, and loans classified as special mention and substandard were 0.1% and 0.4%, respectively, of loans HFI. There were no loans as of December 31, 2021, classified as doubtful or loss.
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
As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for us on January 1, 2023. When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. This model will replace the existing incurred loss model. Based upon our preliminary CECL analysis as of June 30, 2022, we expect the adoption of CECL will result in a combined 1.0% to 5.0% increase in our allowance for credit losses and allowance for unfunded commitments. Refer to “Item 1. Financial Statements - Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements” in this Report for more information on ASU No. 2016-13.
As of June 30, 2022, the allowance for loan losses was $19.4 million, or 1.05% of both loans HFI and non-PPP loans HFI (non-GAAP). As of December 31, 2021, the allowance for loan losses totaled $19.2 million, or 1.14% of loans HFI, and 1.15% of non-PPP loans HFI (non-GAAP). The $219,000 increase in the allowance for loan losses for the six months ended June 30, 2022, was mainly due to $400,000 from the provision for loan losses, partially offset by $181,000 of net charge-offs. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The provision for loan losses for the six months ended June 30, 2022, was $400,000, a decrease of $1.2 million, or 75.0%, from $1.6 million for the six months ended June 30, 2021. The decrease in provision for loan losses for 2022 was attributed to continued, favorable asset quality metrics. The higher provision for loan losses in the same period of 2021 was due to the anticipated adverse effects of the COVID-19 pandemic. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, and trends in asset quality.

The following table displays activity in the allowance for loan losses for the periods shown:

	As of and For the Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021
Loans HFI	$1,841,585	$1,600,388
Non-PPP Loans HFI (non-GAAP)(1)	$1,840,236	$1,517,416
Nonaccrual loans	$248	$2,026
Average loans	$1,743,676	$1,606,094

Allowance for loan losses at beginning of period	$19,176	$17,951
Provision for loan losses	400	1,600
Charge-offs:
Real estate:
One-to-four family residential	—	(10)
Construction and development	(18)	—
Commercial and industrial	(9)	(40)
Consumer	(250)	(163)
Total charge-offs	(277)	(213)
Recoveries:
Real estate:
One-to-four family residential	5	7
Construction and development	18	1
Commercial and industrial	7	13
Consumer	66	101
Total recoveries	96	122
Net (charge-offs)/recoveries	(181)	(91)
Allowance for loan losses at end of period	$19,395	$19,460

Allowance for loan losses to loans HFI	1.05%	1.22%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.05%	1.28%
Allowance for loan losses to nonaccrual loans	7,820.56%	960.51%
Net charge-offs to average loans	0.01%	0.01%
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
Total deposits decreased $60.2 million, or 2.1%, to $2.85 billion as of June 30, 2022, from $2.91 billion as of December 31, 2021. This decrease was primarily a result of expected customer deposit account activity. Noninterest-bearing deposits increased by $32.1 million, or 2.8%, to $1.18 billion as of June 30, 2022. Noninterest-bearing deposits as a percentage of total deposits were 41.46% as of June 30, 2022, compared to 39.50% as of December 31, 2021. Interest-bearing deposits decreased by $92.3 million, or 5.2%, to $1.67 billion as of June 30, 2022.

The following table presents our deposits by account type as of the dates indicated:

	June 30, 2022		December 31, 2021		Change from December 31, 2021 to June 30, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing deposits	$1,181,781	41.5%	$1,149,672	39.5%	$32,109	2.8%
Interest-bearing deposits:
NOW accounts	467,261	16.4%	503,383	17.3%	(36,122)	(7.2)%
Money market accounts	679,259	23.8%	733,044	25.2%	(53,785)	(7.3)%
Savings accounts	199,777	7.0%	191,076	6.5%	8,701	4.6%
Time deposits less than or equal to $250,000	235,540	8.3%	243,596	8.4%	(8,056)	(3.3)%
Time deposits greater than $250,000	86,577	3.0%	89,577	3.1%	(3,000)	(3.3)%
Total interest-bearing deposits	1,668,414	58.5%	1,760,676	60.5%	(92,262)	(5.2)%
Total deposits	$2,850,195	100.0%	$2,910,348	100.0%	$(60,153)	(2.1)%
The following table presents deposits by customer type as of the dates indicated:

	June 30, 2022		December 31, 2021		Change from December 31, 2021 to June 30, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,367,169	48.0%	$1,400,369	48.1%	$(33,200)	(2.4)%
Commercial	1,305,648	45.8%	1,283,992	44.1%	21,656	1.7%
Public	177,378	6.2%	225,987	7.8%	(48,609)	(21.5)%
Total deposits	$2,850,195	100.0%	$2,910,348	100.0%	$(60,153)	(2.1)%
Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $1.10 billion and $1.22 billion at June 30, 2022 and December 31, 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	June 30, 2022
Three months or less	$7,575
Over three months through six months	9,362
Over six months through 12 months	5,681
Over 12 months	14,209
Total	$36,827
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of June 30, 2022 or December 31, 2021.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of June 30, 2022, was $253.6 million, compared to $298.2 million as of December 31, 2021, a decrease of $44.6 million, or 14.9%. This decrease was attributed to a $60.0 million, net of tax, market adjustment to AOCI related to securities, $1.0 million in cash dividends, and the repurchase of 4,465 shares of common stock for $218,000, partially offset by $16.5 million of net income for the six months ended June 30, 2022, and $161,000 of stock compensation.
During the second quarter of 2022, the Company reclassified certain securities from AFS to HTM. Such transfers are made at fair value on the date of transfer. The net unrealized holding loss on the date of transfer is retained, net of tax, in AOCI, with no immediate change to the total balance in AOCI. The unrealized holding loss will be amortized over the remaining life of the securities.

At the date of transfer, the net unamortized, unrealized loss on the transferred securities included in the consolidated balance sheets totaled $17.9 million, of which $14.2 million, net of tax, was included in AOCI. As of June 30, 2022, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $17.0 million, of which $13.5 million, net of tax, was included in AOCI.
On February 4, 2022, our Board of Directors approved the renewal of the stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended June 30, 2022, the Company did not repurchase any shares of its common stock. For the six months ended June 30, 2022, the Company repurchased 4,465 shares of its common stock at an aggregate cost of $218,000. As of June 30, 2022 we had $4.8 million available for repurchasing our common stock under this program.
The Economic Growth Act, which was signed into law in May 2018, provides, among other items, certain targeted modifications to prior financial services reform regulatory requirements. One of the Economic Growth Act’s highlights with implications for us was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not being subject to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment through June 30, 2021, we have been allowed to receive the benefits of the Policy Statement and will continue to do so during 2022. However, as of June 30, 2022, the last applicable measurement date, we had more than $3.0 billion in assets. Therefore, beginning in 2023, we expect to not receive the Policy Statement’s benefits.
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
As of June 30, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2022, and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly.
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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $315.5 million, or 12.2%, for the six months ended June 30, 2022, compared to the average deposits for the twelve months ended December 31, 2021. The increase in average total deposits was primarily a result of customers maintaining higher deposit balances. Our average total loans increased $122.1 million, or 7.5%, for the six months ended June 30, 2022, compared to average total loans for the twelve months ended December 31, 2021.

Our securities AFS portfolio is an alternative source for meeting liquidity needs, and was our second-largest component of assets as of June 30, 2022. Securities generate cash flow through principal repayments, calls, and maturities, and they generally have readily available markets that allow for their conversion to cash. As of June 30, 2022, securities AFS totaled $651.1 million, or 20.9% of assets, compared to $659.2 million, or 20.4% of assets as of December 31, 2021. However, certain investments within our securities AFS portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of June 30, 2022, securities with a carrying value of $159.7 million, or 24.5% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities with a carrying value of $118.6 million, or 18.0% of the securities AFS portfolio, similarly pledged as of December 31, 2021. The increase of $41.1 million, or 34.7%, was primarily the result of utilizing securities to replace FHLB letters of credit as pledged collateral, combined with an increase in several public entity deposit accounts that occurred during the first half of 2022. During the second quarter of 2022, the Company reclassified $166.3 million, or 20.5%, of the securities portfolio from AFS to HTM. Significant limitations exist for selling debt securities classified as HTM, and therefore, are excluded from liquidity sources. For additional information, see “Part I. Financial Information - Item. 1 Financial Statements (Unaudited) - Notes to Unaudited Consolidated Financial Statements - Note 2. Securities - Securities AFS and Securities HTM.”
Interest-bearing deposits in other banks are our main source for meeting daily liquidity needs and were our third-largest component of assets as of June 30, 2022. Interest-bearing deposits in other banks were $317.1 million, or 10.2% of assets as of June 30, 2022, compared to $761.7 million, or 23.6% of assets as of December 31, 2021. The decrease of $444.7 million, or 58.4%, was primarily a result of deploying funds into securities and loans, combined with an outflow of deposits, during the first half of the year.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of June 30, 2022 and December 31, 2021, our total borrowing availability from the FHLB was $808.6 million and $748.6 million, respectively. At various times, we may obtain letters of credit from the FHLB as collateral for our public entity deposits. As of June 30, 2022 and December 31, 2021, we held unfunded letters of credit in the amount of $29.1 million and $143.8 million, respectively. As of June 30, 2022 and December 31, 2021, our net borrowing capacity from the FHLB was $779.5 million and $604.8 million, respectively.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of June 30, 2022 and December 31, 2021. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of June 30, 2022 and December 31, 2021, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of June 30, 2022 and December 31, 2021.
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
As of June 30, 2022, we had $372.3 million in unfunded loan commitments and $14.3 million in commitments associated with outstanding standby letters of credit. As of December 31, 2021, we had $357.9 million in unfunded loan commitments and $12.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of June 30, 2022, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of June 30, 2022, there was a $4.3 million outstanding commitment to this partnership.

In the second quarter of 2021, the Company committed to an investment into a bank technology limited partnership. As of June 30, 2022, there was a $727,000 outstanding commitment to this partnership.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.61% as of June 30, 2022.
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
The committee meets quarterly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and economic values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, as well as an interest rate shock simulation model.
In conjunction with our interest rate risk management process, on a quarterly basis, we run various simulations within a static balance sheet model. This model tests the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Our nonparallel rate shock simulation involves analysis of interest income and expense under various changes in the shape of the yield curve.
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

	As of June 30, 2022		As of December 31, 2021
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	12.6%	0.0%	45.7%	16.7%
+200	8.4%	0.5%	30.6%	13.3%
+100	4.4%	1.0%	15.3%	8.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(8.3)%	(4.3)%	(0.4)%	(18.9)%
-200	(15.8)%	(11.9)%	(2.6)%	(32.8)%
The results above, as of June 30, 2022 and December 31, 2021, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into the risk simulation model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of June 30, 2022, the percentage change in the net interest income in the down 200 bp scenario slightly exceeded the policy threshold. These values are reported at each quarterly Asset-Liability Committee meeting, along with the percentages of change in the economic value of equity. The net interest income at risk will continue to be monitored and appropriate mitigating action will be taken if needed. Also, the percentage change in the fair value of equity in the up 300 bp scenario was zero percent, due to the change in the value of the assets being approximately equal to the change in the value of the liabilities; therefore, the economic value of equity did not change.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of June 30, 2022, floating rate loans were 14.4% of the loans HFI, and floating rate transaction deposits were 4.3% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2022, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021
Tangible common equity
Total stockholders’ equity	$253,596	$264,874	$292,924
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$252,050	$263,328	$291,378
Realized common equity
Total stockholders’ equity	$253,596	$264,874	$292,924
Adjustments:
Accumulated other comprehensive (income) loss	63,804	43,819	(1,058)
Total realized common equity (non-GAAP)	$317,400	$308,693	$291,866
Common shares outstanding	7,176,365	7,176,365	7,284,994
Book value per share	$35.34	$36.91	$40.21
Tangible book value per share (non-GAAP)	$35.12	$36.69	$40.00
Realized book value per share (non-GAAP)	$44.23	$43.02	$40.06

Tangible assets
Total assets	$3,121,113	$3,212,460	$2,878,476
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,119,567	$3,210,914	$2,876,930
Total stockholders’ equity to assets	8.13%	8.25%	10.18%
Tangible common equity to tangible assets (non-GAAP)	8.08%	8.20%	10.13%
PPP-Adjusted Metrics
Red River Bank is participating in the SBA PPP and has originated 1,888 PPP loans totaling $260.8 million. PPP loan originations were concluded in the second quarter of 2021. Through June 30, 2022, we had received $259.5 million in

SBA forgiveness and borrower payments on 99.9% of the PPP loans originated. As of June 30, 2022, PPP loans totaled $1.3 million, net of $30,000 of deferred income, and were 0.1% of loans HFI.
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
The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Non-PPP loans HFI
Loans HFI	$1,841,585	$1,683,832	$1,600,388
Adjustments:
PPP loans, net	(1,349)	(17,550)	(82,972)
Non-PPP loans HFI (non-GAAP)	$1,840,236	$1,666,282	$1,517,416

Allowance for loan losses	$19,395	$19,176	$19,460
Nonperforming loans	$311	$319	$2,027

Allowance for loan losses to loans HFI	1.05%	1.14%	1.22%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.05%	1.15%	1.28%

Nonperforming loans to loans HFI	0.02%	0.02%	0.13%
Nonperforming loans to non-PPP loans HFI	0.02%	0.02%	0.13%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2022, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our purchases of shares of common stock made during the quarter under our publicly announced stock repurchase program are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2022	—	$—	—	$4,782
May 1 - May 31, 2022	—	$—	—	$4,782
June 1 - June 30, 2022	—	$—	—	$4,782
Total	—	$—	—	$4,782
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

10.1	Supplemental Executive Retirement Benefits Agreement between Red River Bank and G. Bridges Hall, IV*+#
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: August 11, 2022	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)