Form 10-Q
period 2022-09-30
RED RIVER BANCSHARES INC
filed 2022-11-10
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, the registrant had 7,183,915 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FOMC	Federal Open Market Committee
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
LDPO	Loan and deposit production office
LIBOR	London Interbank Offered Rate
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OFI	Office of Financial Institutions
OTTI	Other-than-temporary impairment
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
PPP	Paycheck Protection Program
Report	Quarterly Report on Form 10-Q
SBA	Small Business Administration

ABBREVIATION OR ACRONYM	DEFINITION
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

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
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act, the American Rescue Plan Act of 2021, and the Economic Aid Act, which established the SBA PPP, the Inflation Reduction Act of 2022, and other stimulus legislation or changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$39,465	$23,143
Interest-bearing deposits in other banks	261,608	761,721
Total Cash and Cash Equivalents	301,073	784,864
Securities available-for-sale, at fair value	609,748	659,178
Securities held-to-maturity, at amortized cost	154,736	—
Equity securities, at fair value	—	7,846
Nonmarketable equity securities	3,460	3,450
Loans held for sale	1,536	4,290
Loans held for investment	1,879,669	1,683,832
Allowance for loan losses	(19,953)	(19,176)
Premises and equipment, net	52,820	48,056
Accrued interest receivable	7,782	6,245
Bank-owned life insurance	28,594	28,061
Intangible assets	1,546	1,546
Right-of-use assets	4,262	3,743
Other assets	34,405	12,775
Total Assets	$3,059,678	$3,224,710
LIABILITIES
Noninterest-bearing deposits	$1,172,157	$1,149,672
Interest-bearing deposits	1,624,337	1,760,676
Total Deposits	2,796,494	2,910,348
Accrued interest payable	1,194	1,310
Lease liabilities	4,377	3,842
Accrued expenses and other liabilities	14,200	11,060
Total Liabilities	2,816,265	2,926,560
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,183,915 and 7,180,155 shares, respectively	60,050	60,233
Additional paid-in capital	2,014	1,814
Retained earnings	265,093	239,876
Accumulated other comprehensive income (loss)	(83,744)	(3,773)
Total Stockholders’ Equity	243,413	298,150
Total Liabilities and Stockholders’ Equity	$3,059,678	$3,224,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,740	$16,993	$54,543	$50,509
Interest on securities	3,572	2,220	10,210	6,247
Interest on federal funds sold	317	20	458	67
Interest on deposits in other banks	1,238	202	2,160	432
Dividends on stock	19	7	22	9
Total Interest and Dividend Income	24,886	19,442	67,393	57,264
INTEREST EXPENSE
Interest on deposits	1,798	1,333	4,428	4,317
Total Interest Expense	1,798	1,333	4,428	4,317
Net Interest Income	23,088	18,109	62,965	52,947
Provision for loan losses	600	150	1,000	1,750
Net Interest Income After Provision for Loan Losses	22,488	17,959	61,965	51,197
NONINTEREST INCOME
Service charges on deposit accounts	1,488	1,258	4,205	3,457
Debit card income, net	934	1,094	2,926	3,344
Mortgage loan income	624	1,770	2,643	7,009
Brokerage income	870	851	2,536	2,491
Loan and deposit income	502	413	1,283	1,281
Bank-owned life insurance income	181	176	533	473
Gain (Loss) on equity securities	—	(41)	(447)	(100)
Gain (Loss) on sale and call of securities	16	—	(59)	193
SBIC income	231	136	401	616
Other income (loss)	21	(14)	107	57
Total Noninterest Income	4,867	5,643	14,128	18,821
OPERATING EXPENSES
Personnel expenses	8,853	7,956	25,879	24,087
Occupancy and equipment expenses	1,531	1,412	4,496	4,019
Technology expenses	653	734	2,118	2,144
Advertising	316	282	841	691
Other business development expenses	436	283	1,079	889
Data processing expense	604	528	1,484	1,445
Other taxes	650	527	1,933	1,584
Loan and deposit expenses	164	325	479	773
Legal and professional expenses	553	453	1,446	1,189
Regulatory assessment expenses	280	251	781	665
Other operating expenses	1,001	933	3,037	2,753
Total Operating Expenses	15,041	13,684	43,573	40,239
Income Before Income Tax Expense	12,314	9,918	32,520	29,779
Income tax expense	2,128	1,780	5,795	5,337
Net Income	$10,186	$8,138	$26,725	$24,442
EARNINGS PER SHARE
Basic	$1.42	$1.12	$3.72	$3.35
Diluted	$1.42	$1.12	$3.71	$3.34
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$10,186	$8,138	$26,725	$24,442
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(25,847)	(1,416)	(102,802)	(8,645)
Tax effect	5,428	297	21,589	1,815
(Gain) Loss on sale and call of securities included in net income	(16)	—	59	(193)
Tax effect	3	—	(13)	41
Amortization of unrealized net gain (loss) on securities transferred to held-to-maturity	623	—	1,513	—
Tax effect	(131)	—	(317)	—
Total other comprehensive income (loss)	(19,940)	(1,119)	(79,971)	(6,982)
Comprehensive Income (Loss)	$(9,754)	$7,019	$(53,246)	$17,460
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	8,065	—	8,065
Stock incentive plan	—	—	93	—	—	93
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(19,661)	(1,018)	—	—	—	(1,018)
Cash dividend - $0.07 per share	—	—	—	(511)	—	(511)
Other comprehensive income (loss)	—	—	—	—	(7,252)	(7,252)
Balance as of March 31, 2021	7,306,747	$67,093	$1,638	$216,511	$(331)	$284,911
Net income	—	—	—	8,239	—	8,239
Stock incentive plan	—	—	54	—	—	54
Forfeiture of restricted shares of common stock	(100)	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(21,653)	(1,159)	—	—	—	(1,159)
Cash dividend - $0.07 per share	—	—	—	(510)	—	(510)
Other comprehensive income (loss)	—	—	—	—	1,389	1,389
Balance as of June 30, 2021	7,284,994	$65,934	$1,692	$224,240	$1,058	$292,924
Net income	—	—	—	8,138	—	8,138
Stock incentive plan	—	—	59	—	—	59
Issuance of restricted shares of common stock through stock incentive plan, net	7,400	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(15,994)	(804)	—	—	—	(804)
Cash dividend - $0.07 per share	—	—	—	(510)	—	(510)
Other comprehensive income (loss)	—	—	—	—	(1,119)	(1,119)
Balance as of September 30, 2021	7,276,400	$65,130	$1,751	$231,868	$(61)	$298,688
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	7,392	—	7,392
Stock incentive plan	—	—	63	—	—	63
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.07 per share	—	—	—	(502)	—	(502)
Other comprehensive income (loss)	—	—	—	—	(40,046)	(40,046)
Balance as of March 31, 2022	7,176,365	$60,050	$1,877	$246,766	$(43,819)	$264,874
Net income	—	—	—	9,147	—	9,147
Stock incentive plan	—	—	63	—	—	63
Cash dividend - $0.07 per share	—	—	—	(503)	—	(503)
Other comprehensive income (loss)	—	—	—	—	(19,985)	(19,985)
Balance as of June 30, 2022	7,176,365	$60,050	$1,940	$255,410	$(63,804)	$253,596
Net income	—	—	—	10,186	—	10,186
Stock incentive plan	—	—	74	—	—	74
Issuance of restricted shares of common stock through stock incentive plan, net	7,550	—	—	—	—	—
Cash dividend - $0.07 per share	—	—	—	(503)	—	(503)
Other comprehensive income (loss)	—	—	—	—	(19,940)	(19,940)
Balance as of September 30, 2022	7,183,915	$60,050	$2,014	$265,093	$(83,744)	$243,413
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,725	$24,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,516	1,409
Amortization	406	475
Share-based compensation earned	200	206
Share-based board compensation earned	59	34
(Gain) Loss on other assets owned	60	12
Net (accretion) amortization on securities AFS	278	1,888
(Gain) Loss on sale and call of securities	59	(193)
(Gain) Loss on equity securities	447	100
Provision for loan losses	1,000	1,750
Deferred income tax (benefit) expense	377	(660)
Net (increase) decrease in loans HFS	2,754	20,334
Net (increase) decrease in accrued interest receivable	(1,537)	953
Net (increase) decrease in BOLI	(533)	(473)
Net increase (decrease) in accrued interest payable	(116)	(434)
Net increase (decrease) in accrued income taxes payable	621	(96)
Other operating activities, net	3,027	323
Net cash provided by (used in) operating activities	35,343	50,070
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	31,762	111,522
Maturities, principal repayments, and calls	60,292	75,143
Purchases	(313,514)	(267,191)
Activity in securities HTM:
Maturities, principal repayments, and calls	13,074	—
Sale of equity securities	7,399	—
Purchase of equity securities	—	(4,000)
Purchase of nonmarketable equity securities	(10)	(2)
Capital contribution in partnerships	(817)	(123)
Net (increase) decrease in loans HFI	(196,060)	(34,946)
Purchase of bank owned life insurance	—	(5,000)
Proceeds from sales of foreclosed assets	641	96
Purchases of premises and equipment	(6,321)	(1,917)
Net cash provided by (used in) investing activities	(403,554)	(126,418)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(113,854)	364,223
Repurchase of common stock	(218)	(2,981)
Cash dividends	(1,508)	(1,531)
Net cash provided by (used in) financing activities	(115,580)	359,711
Net change in cash and cash equivalents	(483,791)	283,363
Cash and cash equivalents - beginning of period	784,864	447,201
Cash and cash equivalents - end of period	$301,073	$730,564
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$4,545	$4,751
Income taxes	$4,766	$6,114
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$—	$266
Transfers of investment securities from AFS to HTM, prior to market value adjustment	$184,238	$—
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
Recent Accounting Pronouncements
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 sets forth the CECL model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses. In addition, the update amends the accounting for credit losses on AFS securities. The Company does not expect a material impact due to this update. As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for the Company on January 1, 2023. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures. In that regard, the Company has formed a cross-functional working group and is currently working through an implementation plan. The implementation plan includes an assessment of data, model development and documentation, documentation of processes, and implementation of a third-party vendor solution to assist in the adoption of ASU 2016-13. Based upon its preliminary CECL analysis as of September 30, 2022, the Company expects the adoption of ASU 2016-13 will result in a combined 1.0% to 5.0% increase in its allowance for credit losses and allowance for unfunded commitments. This increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Also, ASU 2016-13 requires an allowance for expected credit losses for certain securities HTM. The Company currently does not hold any municipal securities HTM; therefore, it does not expect CECL to have a material impact related to securities HTM. Additionally, the adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios. The ultimate impact of adoption on January 1, 2023, could be significantly different than the Company’s current expectation as its modeling processes will be significantly influenced by the composition, characteristics, and quality of its loan and securities portfolios as well as the prevailing economic conditions and forecasts as of that date, notwithstanding any further refinements to its expected credit loss models.

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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $764.5 million as of September 30, 2022.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2022, the estimated fair value of securities AFS was $609.7 million. The net unrealized loss on securities AFS increased $84.8 million for the nine months ended September 30, 2022, resulting in a net unrealized loss of $89.6 million as of September 30, 2022.
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, or 20.5% of the securities portfolio from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2022, the amortized cost of securities HTM was $154.7 million.
Investment activity for the nine months ended September 30, 2022, included $313.5 million of securities purchased, partially offset by $31.8 million in sales and $73.4 million in maturities, principal repayments, and calls. There were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair values of securities AFS and securities HTM are summarized in the following tables:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$295,166	$—	$(37,623)	$257,543
Municipal bonds	220,078	1	(44,780)	175,299
U.S. Treasury securities	176,500	—	(6,631)	169,869
U.S. agency securities	7,596	—	(559)	7,037
Total Securities AFS	$699,340	$1	$(89,593)	$609,748

Securities HTM:
Mortgage-backed securities	$153,826	$—	$(20,785)	$133,041
U.S. agency securities	910	—	(114)	796
Total Securities HTM	$154,736	$—	$(20,899)	$133,837

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—
The amortized cost and estimated fair value of securities AFS and securities HTM as of September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2022
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$59,393	$58,206
After one year but within five years	150,456	143,313
After five years but within ten years	84,773	76,233
After ten years	404,718	331,996
Total Securities AFS	$699,340	$609,748

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	910	796
After ten years	153,826	133,041
Total Securities HTM	$154,736	$133,837

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	September 30, 2022
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(23,966)	$192,032	$(13,657)	$65,434
Municipal bonds	(33,939)	144,266	(10,841)	30,248
U.S. Treasury securities	(6,631)	169,870	—	—
U.S. agency securities	(269)	5,343	(290)	1,694
Total Securities AFS	$(64,805)	$511,511	$(24,788)	$97,376

Securities HTM:
Mortgage-backed securities	$(2,677)	$20,391	$(18,108)	$112,650
U.S. agency securities	—	—	(114)	796
Total Securities HTM	$(2,677)	$20,391	$(18,222)	$113,446

	December 31, 2021
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(6,627)	$282,705	$(1,833)	$47,171
Municipal bonds	(918)	51,333	(24)	2,577
U.S. Treasury securities	(154)	41,616	—	—
U.S. agency securities	(58)	4,913	—	—
Total Securities AFS	$(7,757)	$380,567	$(1,857)	$49,748

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—
As of September 30, 2022, the Company held 577 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of September 30, 2022, was 12.94% of the amortized cost basis of total debt securities.
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
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the nine months ended September 30, 2022, or the year ended December 31, 2021.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the three and nine months ended September 30, 2022 and 2021, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Proceeds (1)	$731	$1,675	$41,234	$116,843
Gross gain	$16	$1	$64	$851
Gross loss	$—	$(1)	$(123)	$(658)
(1)The proceeds include the gross gain and loss.
Equity Securities
Equity securities were an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities were carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2021, equity securities had a fair value of $7.8 million with a recognized loss of $175,000 for the year ended December 31, 2021. Equity securities had a recognized loss of $447,000 for the nine months ended September 30, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. In April 2022, the Company liquidated all shares invested in this fund.
Pledged Securities
Securities with carrying values of approximately $190.6 million and $118.6 million were pledged to secure public entity deposits as of September 30, 2022 and December 31, 2021, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	September 30, 2022	December 31, 2021
Real estate:
Commercial real estate	$787,464	$670,293
One-to-four family residential	532,034	474,420
Construction and development	140,398	106,339
Commercial and industrial	307,159	311,373
SBA PPP, net of deferred income	1,350	17,550
Tax-exempt	84,947	80,726
Consumer	26,317	23,131
Total loans HFI	$1,879,669	$1,683,832
Total loans HFS	$1,536	$4,290

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the nine months ended September 30, 2022:

(in thousands)	Beginning Balance December 31, 2021	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance September 30, 2022
Real estate:
Commercial real estate	$6,749	$700	$—	$—	$7,449
One-to-four family residential	5,375	46	—	8	5,429
Construction and development	1,326	120	(18)	18	1,446
Commercial and industrial	4,440	(150)	(25)	81	4,346
SBA PPP, net of deferred income	25	(23)	—	—	2
Tax-exempt	749	(1)	—	—	748
Consumer	512	308	(384)	97	533
Total allowance for loan losses	$19,176	$1,000	$(427)	$204	$19,953
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2021:

(in thousands)	Beginning Balance December 31, 2020	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2021
Real estate:
Commercial real estate	$5,798	$1,401	$(450)	$—	$6,749
One-to-four family residential	5,390	(23)	(10)	18	5,375
Construction and development	1,699	(375)	—	2	1,326
Commercial and industrial	3,631	856	(74)	27	4,440
SBA PPP, net of deferred income	318	(293)	—	—	25
Tax-exempt	680	69	—	—	749
Consumer	435	265	(351)	163	512
Total allowance for loan losses	$17,951	$1,900	$(885)	$210	$19,176

The balance in the allowance for loan losses and the related recorded investment in loans by category as of September 30, 2022, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$21	$7,428	$—	$7,449
One-to-four family residential	17	5,412	—	5,429
Construction and development	—	1,446	—	1,446
Commercial and industrial	299	4,047	—	4,346
SBA PPP, net of deferred income	—	2	—	2
Tax-exempt	—	748	—	748
Consumer	123	410	—	533
Total allowance for loan losses	$460	$19,493	$—	$19,953

Loans:
Real estate:
Commercial real estate	$4,567	$782,897	$—	$787,464
One-to-four family residential	1,409	530,625	—	532,034
Construction and development	9	140,389	—	140,398
Commercial and industrial	1,620	305,539	—	307,159
SBA PPP, net of deferred income	—	1,350	—	1,350
Tax-exempt	—	84,947	—	84,947
Consumer	124	26,193	—	26,317
Total loans HFI	$7,729	$1,871,940	$—	$1,879,669
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$68	$6,681	$—	$6,749
One-to-four family residential	—	5,375	—	5,375
Construction and development	—	1,326	—	1,326
Commercial and industrial	40	4,400	—	4,440
SBA PPP, net of deferred income	—	25	—	25
Tax-exempt	—	749	—	749
Consumer	118	394	—	512
Total allowance for loan losses	$226	$18,950	$—	$19,176

Loans:
Real estate:
Commercial real estate	$5,011	$665,282	$—	$670,293
One-to-four family residential	434	473,986	—	474,420
Construction and development	501	105,838	—	106,339
Commercial and industrial	77	311,296	—	311,373
SBA PPP, net of deferred income	—	17,550	—	17,550
Tax-exempt	—	80,726	—	80,726
Consumer	126	23,005	—	23,131
Total loans HFI	$6,149	$1,677,683	$—	$1,683,832

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of September 30, 2022, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$786,742	$—	$—	$722	$787,464
One-to-four family residential	531,495	167	—	372	532,034
Construction and development	140,389	—	—	9	140,398
Commercial and industrial	305,605	50	6	1,498	307,159
SBA PPP, net of deferred income	1,350	—	—	—	1,350
Tax-exempt	84,947	—	—	—	84,947
Consumer	26,193	16	6	102	26,317
Total loans HFI	$1,876,721	$233	$12	$2,703	$1,879,669
A summary of current, past due, and nonaccrual loans as of December 31, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$669,781	$461	$—	$51	$670,293
One-to-four family residential	473,658	546	—	216	474,420
Construction and development	106,300	—	39	—	106,339
Commercial and industrial	311,321	39	—	13	311,373
SBA PPP, net of deferred income	17,550	—	—	—	17,550
Tax-exempt	80,726	—	—	—	80,726
Consumer	23,121	10	—	—	23,131
Total loans HFI	$1,682,457	$1,056	$39	$280	$1,683,832

Impaired Loans
Balances
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of September 30, 2022, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$3,850	$3,844	$—	$3,043
One-to-four family residential	1,356	1,288	—	650
Construction and development	9	9	—	127
Commercial and industrial	70	70	—	60
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	1	1	—	5
Total with no related allowance	5,286	5,212	—	3,885
With allowance recorded:
Real estate:
Commercial real estate	723	723	21	1,400
One-to-four family residential	121	121	17	30
Construction and development	—	—	—	—
Commercial and industrial	1,564	1,550	299	441
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	124	123	123	125
Total with related allowance	2,532	2,517	460	1,996
Total impaired loans	$7,818	$7,729	$460	$5,881

Information pertaining to impaired loans as of December 31, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$1,599	$1,595	$—	$1,969
One-to-four family residential	483	434	—	539
Construction and development	501	501	—	400
Commercial and industrial	—	—	—	355
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	8	8	—	4
Total with no related allowance	2,591	2,538	—	3,267
With allowance recorded:
Real estate:
Commercial real estate	3,416	3,416	68	2,111
One-to-four family residential	—	—	—	145
Construction and development	—	—	—	—
Commercial and industrial	85	77	40	1,570
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	118	118	118	112
Total with related allowance	3,619	3,611	226	3,938
Total impaired loans	$6,210	$6,149	$226	$7,205
Interest Income
The interest income recognized on impaired loans for the three months ended September 30, 2022 and September 30, 2021, was $78,000 and $46,000, respectively. The interest income recognized on impaired loans for the nine months ended September 30, 2022 and September 30, 2021, was $180,000 and $132,000, respectively.
Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of September 30, 2022 or December 31, 2021.

A summary of current, past due, and nonaccrual TDR loans as of September 30, 2022, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$3,238	$—	$—	$44	$3,282
One-to-four family residential	955	—	—	—	955
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	11	—	—	103	114
Total	$4,204	$—	$—	$147	$4,351
Number of TDR loans	14	—	—	2	16
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual(1)	Total TDRs
Real estate:
Commercial real estate	$3,634	$—	$—	$—	$3,634
One-to-four family residential	289	—	—	—	289
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	21	—	—	—	21
Total	$3,944	$—	$—	$—	$3,944
Number of TDR loans	11	—	—	1	12
(1)This loan has a contractual obligation to the Company despite carrying a zero balance.
A summary of loans modified as TDRs that occurred during the nine months ended September 30, 2022 and September 30, 2021, is as follows:

	September 30, 2022			September 30, 2021
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$50	$50	—	$—	$—
One-to-four family residential	4	673	677	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	1	104	104	2	20	27
Total	6	$827	$831	2	$20	$27
The loans modified as TDRs during the nine months ended September 30, 2022 and September 30, 2021, increased the allowance for loan losses by $103,000 and $13,000, respectively. Additionally, there were no defaults on loans during the nine months ended September 30, 2022 or September 30, 2021, that had been modified as a TDR during the prior twelve months.

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
Doubtful - Loans in this category have well-defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of September 30, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$779,036	$5,836	$2,592	$—	$—	$787,464
One-to-four family residential	531,017	304	713	—	—	532,034
Construction and development	140,389	—	9	—	—	140,398
Commercial and industrial	290,925	14,529	1,705	—	—	307,159
SBA PPP, net of deferred income	1,350	—	—	—	—	1,350
Tax-exempt	84,947	—	—	—	—	84,947
Consumer	26,191	12	114	—	—	26,317
Total loans HFI	$1,853,855	$20,681	$5,133	$—	$—	$1,879,669
The following table summarizes loans by risk rating as of December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$666,838	$499	$2,956	$—	$—	$670,293
One-to-four family residential	473,638	321	461	—	—	474,420
Construction and development	105,838	—	501	—	—	106,339
Commercial and industrial	306,925	1,551	2,897	—	—	311,373
SBA PPP, net of deferred income	17,550	—	—	—	—	17,550
Tax-exempt	80,726	—	—	—	—	80,726
Consumer	23,003	21	107	—	—	23,131
Total loans HFI	$1,674,518	$2,392	$6,922	$—	$—	$1,683,832
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2022, unfunded loan commitments totaled approximately $384.6 million. As of December 31, 2021, unfunded loan commitments totaled approximately $357.9 million.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2022, commitments under standby letters of credit totaled approximately $14.5 million. As of December 31, 2021, commitments under standby letters of credit totaled approximately $12.5 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
4.    Deposits
Deposits were $2.80 billion and $2.91 billion as of September 30, 2022 and December 31, 2021, respectively. This decrease was primarily a result of expected customer deposit account activity and customer response to the changing interest rate environment. Deposits are summarized below:

(in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing deposits	$1,172,157	$1,149,672
Interest-bearing deposits:
NOW accounts	449,543	503,383
Money market accounts	644,318	733,044
Savings accounts	198,741	191,076
Time deposits less than or equal to $250,000	238,614	243,596
Time deposits greater than $250,000	93,121	89,577
Total interest-bearing deposits	1,624,337	1,760,676
Total deposits	$2,796,494	$2,910,348
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Loans HFS	$1,536	$—	$1,536	$—
Securities AFS:
Mortgage-backed securities	$257,543	$—	$257,543	$—
Municipal bonds	$175,299	$—	$175,299	$—
U.S. Treasury securities	$169,869	$—	$169,869	$—
U.S. agency securities	$7,037	$—	$7,037	$—

December 31, 2021
Loans HFS	$4,290	$—	$4,290	$—
Securities AFS:
Mortgage-backed securities	$379,526	$—	$379,526	$—
Municipal bonds	$229,971	$—	$229,971	$—
U.S. Treasury securities	$41,616	$—	$41,616	$—
U.S. agency securities	$8,065	$—	$8,065	$—
Equity securities	$7,846	$7,846	$—	$—
There were no transfers between Level 1, 2, or 3 during the nine months ended September 30, 2022 or the year ended December 31, 2021.
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

The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Carrying value of impaired loans before allowance for loan losses	$3,141	$1,833
Specific allowance for loan losses	(299)	(27)
Fair value of impaired loans	$2,842	$1,806
The Company had no financial liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2022 and September 30, 2021.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$266
Charge-offs	—	—
Fair value of foreclosed assets	$—	$266
The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$133
Write-downs	—	(34)
Fair value of foreclosed assets	$—	$99

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2022 and September 30, 2021.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
September 30, 2022
Impaired loans	$7,268	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	5.96%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2021
Impaired loans	$5,923	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	3.67%
Foreclosed assets	$660	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of September 30, 2022 and December 31, 2021, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Cash and due from banks	$39,465	$39,465	$39,465	$—	$—
Interest-bearing deposits in other banks	261,608	261,608	261,608	—	—
Securities AFS	609,748	609,748	—	609,748	—
Securities HTM	154,736	133,837	—	133,837	—
Nonmarketable equity securities	3,460	3,460	—	3,460	—
Loans HFS	1,536	1,536	—	1,536	—
Loans HFI, net of allowance	1,859,716	1,787,252	—	—	1,787,252
Accrued interest receivable	7,782	7,782	—	—	7,782
Financial liabilities:
Deposits	2,796,494	2,784,940	—	2,784,940	—
Accrued interest payable	1,194	1,194	—	1,194	—

December 31, 2021
Financial assets:
Cash and due from banks	$23,143	$23,143	$23,143	$—	$—
Interest-bearing deposits in other banks	761,721	761,721	761,721	—	—
Securities AFS	659,178	659,178	—	659,178	—
Equity securities	7,846	7,846	7,846	—	—
Nonmarketable equity securities	3,450	3,450	—	3,450	—
Loans HFS	4,290	4,290	—	4,290	—
Loans HFI, net of allowance	1,664,656	1,674,900	—	—	1,674,900
Accrued interest receivable	6,245	6,245	—	—	6,245
Financial liabilities:
Deposits	2,910,348	2,911,118	—	2,911,118	—
Accrued interest payable	1,310	1,310	—	1,310	—
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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a CCB was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.50%. It is management’s belief that, as of September 30, 2022, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of June 30, 2021) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

Capital amounts and ratios for Red River Bank as of September 30, 2022 and December 31, 2021, are presented in the following table, including the minimum Basel III requirements:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Risk-Based Capital	$333,797	16.57%	$161,189	8.00%	$211,560	10.50%
Tier I Risk-Based Capital	$313,844	15.58%	$120,892	6.00%	$171,263	8.50%
Common Equity Tier I Capital	$313,844	15.58%	$90,669	4.50%	$141,040	7.00%
Tier I Leverage Capital	$313,844	9.94%	$126,253	4.00%	$126,253	4.00%

December 31, 2021
Total Risk-Based Capital	$305,771	17.06%	$143,372	8.00%	$188,176	10.50%
Tier I Risk-Based Capital	$286,595	15.99%	$107,529	6.00%	$152,333	8.50%
Common Equity Tier I Capital	$286,595	15.99%	$80,647	4.50%	$125,451	7.00%
Tier I Leverage Capital	$286,595	9.23%	$124,241	4.00%	$124,241	4.00%
Red River Bancshares, Inc.
As a general matter, bank holding companies are subject to Basel III capital adequacy requirements under applicable Federal Reserve regulations on a consolidated basis. However, bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not being subject to capital adequacy guidelines on a consolidated basis. Because the Company had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, the Company has received benefits under the Policy Statement and will continue to do so through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle will begin in 2022. As of June 30, 2022, the last applicable measurement date, the Company had more than $3.0 billion in assets. Therefore, beginning in 2023, the Company expects to no longer receive any benefits under the Policy Statement. Although the minimum regulatory capital requirements are not currently applicable to the Company, the Company calculates these ratios for its own planning and monitoring purposes.
Capital amounts and ratios for Red River Bancshares, Inc. as of September 30, 2022 and December 31, 2021, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
September 30, 2022
Total Risk-Based Capital	$345,564	17.15%
Tier I Risk-Based Capital	$325,611	16.16%
Common Equity Tier I Capital	$325,611	16.16%
Tier I Leverage Capital	$325,611	10.31%

December 31, 2021
Total Risk-Based Capital	$319,553	17.83%
Tier I Risk-Based Capital	$300,377	16.76%
Common Equity Tier I Capital	$300,377	16.76%
Tier I Leverage Capital	$300,377	9.67%

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
As of September 30, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share amounts)	2022	2021	2022	2021
Numerator:
Net income - basic	$10,186	$8,138	$26,725	$24,442
Net income - diluted	$10,186	$8,138	$26,725	$24,442

Denominator:
Weighted average shares outstanding - basic	7,183,915	7,278,192	7,179,984	7,298,597
Plus: Effect of Director Compensation Program	394	156	1,183	678
Plus: Effect of restricted stock	12,791	15,663	12,791	15,663
Weighted average shares outstanding - diluted	7,197,100	7,294,011	7,193,958	7,314,938

Earnings per common share:
Basic	$1.42	$1.12	$3.72	$3.35
Diluted	$1.42	$1.12	$3.71	$3.34
9.    Equity
Stock Repurchase Program
On February 4, 2022, the Company’s Board of Directors approved the renewal of its stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended September 30, 2022, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2022, the Company repurchased 4,465 shares of its common stock at an aggregate cost of $218,000. As of September 30, 2022, the Company had $4.8 million available for repurchasing its common stock under this program.
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

At the date of transfer, the net unamortized, unrealized loss on the transferred securities included in the consolidated balance sheets totaled $17.9 million, of which $14.2 million, net of tax, was included in AOCI. As of September 30, 2022, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $16.0 million, of which $13.0 million, net of tax, was included in AOCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2021 through September 30, 2022, and on our results of operations for the quarters ended September 30, 2022 and June 30, 2022, and for the nine months ended September 30, 2022 and September 30, 2021.
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
THIRD QUARTER 2022 FINANCIAL AND OPERATIONAL HIGHLIGHTS
The third quarter of 2022 financial results included record-high quarterly net income for the second consecutive quarter and an improved net interest margin FTE. Our balance sheet reflects continued solid loan growth, as well as lower securities, deposits, and assets. We also continued to execute our organic expansion plan in the New Orleans market.
•Net income for the third quarter of 2022 was $10.2 million, or $1.42 diluted EPS, an increase of $1.0 million, or 11.4%, compared to $9.1 million, or $1.27 diluted EPS for the second quarter of 2022. These increases were mainly due to a $1.9 million increase in net interest income.
•For the third quarter of 2022, the return on assets was 1.30%, and the return on equity was 15.48%.
•Net interest income and net interest margin FTE increased in the third quarter of 2022, compared to the prior quarter. Net interest income for the third quarter of 2022 was $23.1 million, compared to $21.1 million for the prior quarter. Net interest margin FTE was 3.06% for the third quarter of 2022, compared to 2.75% for the prior quarter. These increases were a result of the impact of a higher interest rate environment and an improved asset mix.
•As of September 30, 2022, assets were $3.06 billion, a decrease of $61.4 million from June 30, 2022. The decrease in assets was mainly due to a $53.7 million decrease in deposits primarily due to customer deposit activity in response to the changing interest rate environment.
•Our participation in the SBA PPP is substantially complete. As of September 30, 2022, PPP loans were $1.4 million, net of $28,000 of deferred income, or 0.1% of loans HFI.
•As of September 30, 2022, loans HFI were $1.88 billion, an increase of $38.1 million, or 2.1%, from June 30, 2022. The growth in loans HFI was primarily a result of loan activity in various markets across Louisiana.
•As of September 30, 2022, total securities were $764.5 million, or 25.0% of assets, compared to $810.7 million, or 26.0% of assets, as of June 30, 2022. Securities decreased primarily due to a larger unrealized loss and principal repayments in the securities portfolio.
•NPAs were $2.7 million, or 0.09% of assets, as of September 30, 2022. As of September 30, 2022, the allowance for loan losses was $20.0 million, or 1.06% of loans HFI.

•We paid a quarterly cash dividend of $0.07 per common share in the third quarter of 2022.
•We did not repurchase any shares through our stock repurchase program in the third quarter of 2022.
•We continued implementing our organic expansion plan in the New Orleans market. We remodeled and received regulatory approval on a leased banking center location in downtown New Orleans, which we opened as the Bank’s first full-service banking center in New Orleans on August 1, 2022.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2021 to September 30, 2022
(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,059,678	$3,224,710	$(165,032)	(5.1)%
Interest-bearing deposits in other banks	261,608	761,721	(500,113)	(65.7)%
Securities available-for-sale, at fair value	609,748	659,178	(49,430)	(7.5)%
Securities held-to-maturity, at amortized cost	154,736	—	154,736	—%
Loans held for investment	1,879,669	1,683,832	195,837	11.6%
Total deposits	2,796,494	2,910,348	(113,854)	(3.9)%
Total stockholders’ equity	243,413	298,150	(54,737)	(18.4)%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income	$10,186	$9,147	$8,138	$26,725	$24,442

Per Common Share Data:
Earnings per share, basic	$1.42	$1.27	$1.12	$3.72	$3.35
Earnings per share, diluted	$1.42	$1.27	$1.12	$3.71	$3.34
Book value per share	$33.88	$35.34	$41.05	$33.88	$41.05
Tangible book value per share(1,2)	$33.67	$35.12	$40.84	$33.67	$40.84
Realized book value per share(1,3)	$45.54	$44.23	$41.06	$45.54	$41.06
Cash dividends per share	$0.07	$0.07	$0.07	$0.21	$0.21
Shares outstanding	7,183,915	7,176,365	7,276,400	7,183,915	7,276,400
Weighted average shares outstanding, basic	7,183,915	7,176,365	7,278,192	7,179,984	7,298,597
Weighted average shares outstanding, diluted	7,197,100	7,196,643	7,294,011	7,193,958	7,314,938

Summary Performance Ratios:
Return on average assets	1.30%	1.15%	1.11%	1.13%	1.15%
Return on average equity	15.48%	14.30%	10.83%	13.25%	11.17%
Net interest margin	3.00%	2.70%	2.54%	2.70%	2.57%
Net interest margin FTE(4)	3.06%	2.75%	2.60%	2.76%	2.63%
Efficiency ratio(5)	53.80%	55.64%	57.61%	56.52%	56.07%
Loans HFI to deposits ratio	67.22%	64.61%	59.99%	67.22%	59.99%
Noninterest-bearing deposits to deposits ratio	41.92%	41.46%	42.29%	41.92%	42.29%
Noninterest income to average assets	0.62%	0.61%	0.77%	0.60%	0.89%
Operating expense to average assets	1.93%	1.82%	1.86%	1.84%	1.90%

Summary Credit Quality Ratios:
NPAs to total assets	0.09%	0.03%	0.08%	0.09%	0.08%
Nonperforming loans to loans HFI	0.14%	0.02%	0.09%	0.14%	0.09%
Allowance for loan losses to loans HFI	1.06%	1.05%	1.18%	1.06%	1.18%
Net charge-offs to average loans	0.00%	0.01%	0.03%	0.01%	0.03%

Capital Ratios:
Total stockholders’ equity to total assets	7.96%	8.13%	9.89%	7.96%	9.89%
Tangible common equity to tangible assets(1,6)	7.91%	8.08%	9.84%	7.91%	9.84%
Total risk-based capital to risk-weighted assets	17.15%	16.89%	18.74%	17.15%	18.74%
Tier 1 risk-based capital to risk-weighted assets	16.16%	15.92%	17.60%	16.16%	17.60%
Common equity Tier 1 capital to risk-weighted assets	16.16%	15.92%	17.60%	16.16%	17.60%
Tier 1 risk-based capital to average assets	10.31%	9.73%	10.21%	10.31%	10.21%
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

RESULTS OF OPERATIONS
Net income for the third quarter of 2022 was $10.2 million, or $1.42 diluted EPS, an increase of $1.0 million, or 11.4%, compared to $9.1 million, or $1.27 diluted EPS, for the second quarter of 2022. The increase in net income was due to a $1.9 million increase in net interest income, a $13,000 decrease in income tax expense, and a $7,000 increase in noninterest income, partially offset by a $570,000 increase in operating expenses and a $350,000 increase in provision for loan losses. The return on assets for the third quarter of 2022 was 1.30%, compared to 1.15% for the second quarter of 2022. The return on equity was 15.48% for the third quarter of 2022, compared to 14.30% for the second quarter of 2022. Our efficiency ratio for the third quarter of 2022 was 53.80%, compared to 55.64% for the second quarter of 2022.
Net income for the nine months ended September 30, 2022, was $26.7 million, or $3.71 diluted EPS, an increase of $2.3 million, or 9.3%, compared to $24.4 million, or $3.34 diluted EPS, for the nine months ended September 30, 2021. The increase in net income was due to a $10.0 million increase in net interest income and a $750,000 decrease in the provision for loan losses, partially offset by a $4.7 million decrease in noninterest income, a $3.3 million increase in operating expenses, and a $458,000 increase in income tax expense. The return on assets for the nine months ended September 30, 2022, was 1.13%, compared to 1.15% for the nine months ended September 30, 2021. The return on equity was 13.25% for the nine months ended September 30, 2022, compared to 11.17% for the nine months ended September 30, 2021. Our efficiency ratio for the nine months ended September 30, 2022, was 56.52%, compared to 56.07% for the nine months ended September 30, 2021.
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
Beginning March 2020, we were in a low interest rate environment that impacted both the net interest income and net interest margin FTE. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the FOMC began increasing the target federal funds rate. The FOMC increased the target federal funds rate by 25 bps in March 2022, 50 bps in May 2022, and 75 bps in each of June, July, and September 2022, resulting in a range of 3.00% to 3.25% as of September 30, 2022. The average effective federal funds rate for the third quarter of 2022 was 2.19% compared to 0.77% for the second quarter of 2022. For the nine months ended September 30, 2022, the average effective federal funds rate was 1.03% compared to 0.08% for the nine months ended September 30, 2021. The 2022 net interest income and net interest margin FTE were positively impacted by the 2022 target federal funds rate increases by the FOMC.
Third Quarter of 2022 vs. Second Quarter of 2022
Net interest income for the third quarter of 2022 was $23.1 million, which was $1.9 million, or 9.2%, higher than the second quarter of 2022, due to a $2.4 million increase in interest and dividend income, partially offset by a $449,000 increase in interest expense. The increase in interest and dividend income was primarily due to an increase in non-PPP loan income and an increase in income on short-term liquid assets. Non-PPP loan income increased $1.9 million due to higher rates on new and renewed non-PPP loans and a $78.4 million increase in the average balance of non-PPP loans when compared to the prior quarter. Income on short-term liquid assets increased $768,000 due to the FOMC’s increases to the target federal funds rate. The increase in interest expense in the third quarter of 2022 was primarily a result of an increase in the rates on interest-bearing transaction deposits.
The net interest margin FTE increased 31 bps to 3.06% for the third quarter of 2022, compared to 2.75% for the prior quarter. This increase was driven primarily by the higher interest rate environment and an improved asset mix in the third quarter of 2022. The yield on non-PPP loans increased 18 bps driven by higher rates on new and renewed loans, and the yield on short-term liquid assets increased 144 bps due to the higher interest rate environment. These increases were partially offset by a 12 bp increase in the rate on interest-bearing deposits.
The FOMC raised the target federal funds rate by 75 bps in November 2022 and is expected to raise the target federal funds rate one additional time in the fourth quarter of 2022 and in early 2023. Our balance sheet is asset sensitive, and interest income on earning assets generally improves in a higher interest rate environment. However, we also expect additional pressure on deposit interest rates due to the higher interest rate environment. As of September 30, 2022, floating rate loans were 14.5% of loans HFI, and floating rate transaction deposits were 3.6% of interest-bearing transaction deposits. Depending on balance sheet activity and excluding PPP loans, we expect an increasing interest rate environment to positively impact our net interest income and net interest margin FTE in the fourth quarter of 2022.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2022 and June 30, 2022:

	For the Three Months Ended
	September 30, 2022			June 30, 2022
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,871,834	$19,740	4.13%	$1,796,322	$18,032	3.97%
Securities - taxable	658,245	2,536	1.54%	690,772	2,615	1.52%
Securities - tax-exempt	207,182	1,036	2.00%	211,672	1,062	2.01%
Federal funds sold	55,201	317	2.25%	53,216	116	0.86%
Interest-bearing balances due from banks	219,845	1,238	2.21%	351,092	671	0.76%
Nonmarketable equity securities	3,452	19	2.24%	3,451	2	0.22%
Total interest-earning assets	3,015,759	$24,886	3.24%	3,106,525	$22,498	2.87%
Allowance for loan losses	(19,667)			(19,293)
Noninterest-earning assets	100,685			99,687
Total assets	$3,096,777			$3,186,919
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,323,081	$938	0.28%	$1,410,270	$547	0.16%
Time deposits	321,547	860	1.06%	328,420	802	0.98%
Total interest-bearing deposits	1,644,628	1,798	0.43%	1,738,690	1,349	0.31%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,644,628	$1,798	0.43%	1,738,690	$1,349	0.31%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,173,387			1,175,251
Accrued interest and other liabilities	17,756			16,459
Total noninterest-bearing liabilities	1,191,143			1,191,710
Stockholders’ equity	261,006			256,519
Total liabilities and stockholders’ equity	$3,096,777			$3,186,919
Net interest income		$23,088			$21,149
Net interest spread			2.81%			2.56%
Net interest margin			3.00%			2.70%
Net interest margin FTE(3)			3.06%			2.75%
Cost of deposits			0.25%			0.19%
Cost of funds			0.24%			0.17%
(1)Includes average outstanding balances of loans HFS of $2.7 million and $3.8 million for the three months ended September 30, 2022 and June 30, 2022, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
For the third quarter of 2022, PPP loans had a minimal impact on loan yield and the net interest margin FTE. For the third quarter of 2022, PPP loan interest and fees totaled $6,000, compared to $150,000 in interest and fees for the prior quarter. As of September 30, 2022, deferred PPP fees were $28,000. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.

The following table presents interest income for total loans, PPP loans, and total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the three months ended September 30, 2022 and June 30, 2022:

	For the Three Months Ended
	September 30, 2022			June 30, 2022
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,871,834	$19,740	4.13%	$1,796,322	$18,032	3.97%
Less: PPP loans, net
Average	1,350			4,202
Interest		4			11
Fees		2			139
Total PPP loans, net	1,350	6	1.62%	4,202	150	14.30%
Non-PPP loans (non-GAAP)(3)	$1,870,484	$19,734	4.13%	$1,792,120	$17,882	3.95%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$23,088			$21,149
PPP loan income		(6)			(150)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$23,082			$20,999

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.81%			2.55%
Net interest margin			3.00%			2.68%
Net interest margin FTE(4)			3.06%			2.73%
(1)Includes average outstanding balances of loans HFS of $2.7 million and $3.8 million for the three months ended September 30, 2022 and June 30, 2022, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Non-GAAP financial measure. See also “ - Non-GAAP Financial Measures” in this Report.
(4)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Net interest income for the nine months ended September 30, 2022 was $63.0 million, which was $10.0 million, or 18.9%, higher than $52.9 million for the nine months ended September 30, 2021. Net interest income increased due to a $10.1 million increase in interest and dividend income, partially offset by a $111,000 increase in interest expense.
The increase in interest and dividend income for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, was primarily due to an increase in non-PPP loan income, an increase in securities income, and an increase in income on short-term liquid assets, partially offset by a decrease in PPP loan income. Non-PPP loan income increased $8.0 million due to a $264.3 million increase in the average balance of non-PPP loans, when compared to the same period prior year. Securities income increased $4.0 million primarily due to a higher average balance of securities due to our deployment of lower-yielding short-term liquid assets into higher-yielding securities during the first half of 2022. Income on short-term liquid assets increased $2.1 million due to the FOMC’s increases to the target federal funds rate in 2022. PPP loan income decreased $3.9 million due to lower average PPP loan balances outstanding and lower fees recognized to income on PPP loans.
Interest expense was slightly higher for the nine months ended September 30, 2022, compared to the same period in 2021 mainly due to a higher balance of interest-bearing transaction deposits. For the nine months ended September 30, 2022, average interest-bearing transaction deposits increased $206.4 million, or 17.5%, compared to the nine months ended September 30, 2021; however, interest expense on time deposits decreased due to time deposits being priced downward as we adjusted rates on new and renewed time deposits in 2021.
Net interest margin FTE increased 13 bps to 2.76% for the nine months ended September 30, 2022, from 2.63% for the nine months ended September 30, 2021, primarily due to the higher interest rate environment and an improved asset mix. The FOMC’s increases to the target federal funds rate during the first nine months of 2022 increased the yield on short-term liquid assets by 68 bps when compared to the same period in 2021. Our deployment of lower-yielding short-term liquid assets into higher-yielding securities in 2022 also benefited the net interest margin FTE. This deployment increased the average balance of higher-yielding taxable securities from $318.4 million in 2021 to $635.6 million in 2022, an increase of $317.2 million or 99.7%. The yield on taxable securities also benefited from higher market interest rates on securities purchased during 2022, compared to the interest rate on taxable securities during 2021. The yield on taxable securities increased 16 bps for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021. The net interest margin FTE was further benefited by a two bp decrease in the cost of deposits. The cost of deposits decreased from 0.23% to 0.21% for the nine months ended September 30, 2022, due to a 19 bp decrease in the rate on time deposits as we adjusted rates on new and renewed time deposits in 2021. These increases were partially offset by an 11 bp decrease in loan yield. The loan yield decreased primarily as a result of a $3.2 million decrease in PPP loan fee income. PPP loan income decreased due to lower fees recognized to income on PPP loans and a lower average balance of PPP loans outstanding. The yield on non-PPP loans decreased slightly to 3.99% from 4.00% due to lower rates on new and renewed non-PPP loans through the first quarter of 2022, offset by higher loan rates in the second and third quarters of 2022.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,786,864	$54,543	4.03%	$1,610,449	$50,509	4.14%
Securities - taxable	635,594	7,029	1.48%	318,354	3,145	1.32%
Securities - tax-exempt	211,375	3,181	2.01%	199,556	3,102	2.07%
Federal funds sold	53,896	458	1.12%	70,841	67	0.13%
Interest-bearing balances due from banks	385,556	2,160	0.74%	521,118	432	0.11%
Nonmarketable equity securities	3,451	22	0.86%	3,448	9	0.34%
Total interest-earning assets	$3,076,736	$67,393	2.90%	$2,723,766	$57,264	2.78%
Allowance for loan losses	(19,390)			(19,152)
Noninterest-earning assets	108,124			133,400
Total assets	$3,165,470			$2,838,014
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,383,628	$1,940	0.19%	$1,177,220	$1,238	0.14%
Time deposits	327,477	2,488	1.02%	341,847	3,079	1.20%
Total interest-bearing deposits	1,711,105	4,428	0.35%	1,519,067	4,317	0.38%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,711,105	$4,428	0.35%	1,519,067	$4,317	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,167,412			1,009,188
Accrued interest and other liabilities	17,244			17,324
Total noninterest-bearing liabilities	1,184,656			1,026,512
Stockholders’ equity	269,709			292,435
Total liabilities and stockholders’ equity	$3,165,470			$2,838,014
Net interest income		$62,965			$52,947
Net interest spread			2.55%			2.40%
Net interest margin			2.70%			2.57%
Net interest margin FTE(3)			2.76%			2.63%
Cost of deposits			0.21%			0.23%
Cost of funds			0.19%			0.21%
(1)Includes average outstanding balances of loans HFS of $3.6 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Excluding PPP loan income, net interest income (non-GAAP) for the nine months ended September 30, 2022, was $62.3 million, which was $13.9 million, or 28.8%, higher than the nine months ended September 30, 2021. Also, with PPP loans excluded for the nine months ended September 30, 2022, the yield on non-PPP loans (non-GAAP) was 3.99%, and the net interest margin FTE (non-GAAP) was 2.73%. For the nine months ended September 30, 2022, PPP loans had a four bp accretive impact to the yield on loans and a three bp accretive impact to the net interest margin FTE. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The following table presents interest income for total loans, PPP loans, and total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,786,864	$54,543	4.03%	$1,610,449	$50,509	4.14%
Less: PPP loans, net
Average	5,502			93,408
Interest		42			734
Fees		598			3,827
Total PPP loans, net	5,502	640	15.54%	93,408	4,561	6.51%
Non-PPP loans (non-GAAP)(3)	$1,781,362	$53,903	3.99%	$1,517,041	$45,948	4.00%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$62,965			$52,947
PPP loan income		(640)			(4,561)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$62,325			$48,386

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.52%			2.27%
Net interest margin			2.68%			2.43%
Net interest margin FTE(4)			2.73%			2.49%
(1)Includes average outstanding balances of loans HFS of $3.6 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022 vs. June 30, 2022			September 30, 2022 vs. September 30, 2021
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$759	$949	$1,708	$5,542	$(1,508)	$4,034
Securities - taxable	(123)	44	(79)	3,134	750	3,884
Securities - tax-exempt	(23)	(3)	(26)	184	(105)	79
Federal funds sold	4	197	201	(16)	407	391
Interest-bearing balances due from banks	(253)	820	567	(92)	1,820	1,728
Nonmarketable equity securities	—	17	17	—	13	13
Total interest-earning assets	$364	$2,024	$2,388	$8,752	$1,377	$10,129
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(24)	$415	$391	$219	$483	$702
Time deposits	(17)	75	58	(129)	(462)	(591)
Total interest-bearing deposits	(41)	490	449	90	21	111
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$(41)	$490	$449	$90	$21	$111
Increase (decrease) in net interest income	$405	$1,534	$1,939	$8,662	$1,356	$10,018
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
The table below presents, for the periods indicated, the provision for loan losses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2022	June 30, 2022	Increase (Decrease)
Provision for loan losses	$600	$250	$350	140.0%
The provision for loan losses for the third quarter of 2022 was $600,000, which was $350,000 higher than the provision for loan losses of $250,000 for the prior quarter. This increase was due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, and trends in asset quality.
The table below presents, for the periods indicated, the provision for loan losses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	Increase (Decrease)
Provision for loan losses	$1,000	$1,750	$(750)	(42.9)%

The provision for loan losses for the nine months ended September 30, 2022, was $1.0 million, a decrease of $750,000, or 42.9%, from $1.8 million for the nine months ended September 30, 2021. The provision for loan losses for 2022 was due to the current inflationary environment, changing monetary policy, and loan growth. The provision for loan losses in the same period of 2021 was due to the anticipated adverse effects of the COVID-19 pandemic at that time.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Third Quarter of 2022 vs. Second Quarter of 2022
Noninterest income was consistent at $4.9 million for the third and second quarters of 2022. The slight increase in noninterest income was mainly due to a gain on the sale and call of securities, higher loan and deposit income, no impact related to equity securities due to their liquidation in the second quarter, and higher SBIC income, all of which was partially offset by lower mortgage loan income and net debit card income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	September 30, 2022	June 30, 2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,488	$1,410	$78	5.5%
Debit card income, net	934	1,056	(122)	(11.6)%
Mortgage loan income	624	892	(268)	(30.0)%
Brokerage income	870	890	(20)	(2.2)%
Loan and deposit income	502	410	92	22.4%
Bank-owned life insurance income	181	180	1	0.6%
Gain (Loss) on equity securities	—	(82)	82	100.0%
Gain (Loss) on sale and call of securities	16	(114)	130	(114.0)%
SBIC income	231	151	80	53.0%
Other income (loss)	21	67	(46)	(68.7)%
Total noninterest income	$4,867	$4,860	$7	0.1%
The gain on the sale and call of securities was $16,000 for the third quarter of 2022 as a result of a municipal security that was called. In the second quarter of 2022, the loss on the sale and call of securities was $114,000 as a result of portfolio restructuring transactions.
Loan and deposit income increased $92,000 to $502,000 for the third quarter of 2022 from the previous quarter. This increase was primarily related to annual renewals of letters of credit.
Equity securities were an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. The mutual fund had a loss of $82,000 in the second quarter of 2022. In April 2022, we liquidated all shares invested in the mutual fund.
SBIC income for the third quarter of 2022 increased $80,000 to $231,000 from the prior quarter primarily due to a $95,000 dividend received from the SBIC.
Mortgage loan income decreased $268,000 to $624,000 for the third quarter of 2022, compared to $892,000 for the previous quarter. This decrease was primarily driven by reduced purchase activity due to higher mortgage interest rates.
Debit card income, net, decreased $122,000 to $934,000 for the third quarter of 2022 from the prior quarter. This decrease was mainly due to a decrease in the number of debit card transactions and higher debit card processing fees.
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Noninterest income decreased $4.7 million to $14.1 million for the nine months ended September 30, 2022, compared to $18.8 million for the nine months ended September 30, 2021. The decrease in noninterest income was due to lower mortgage loan income and net debit card income, losses on equity securities and the sale and call of securities, and reduced income from an SBIC limited partnership of which Red River Bank is a member. These decreases were partially offset by increased service charges on deposit accounts.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$4,205	$3,457	$748	21.6%
Debit card income, net	2,926	3,344	(418)	(12.5)%
Mortgage loan income	2,643	7,009	(4,366)	(62.3)%
Brokerage income	2,536	2,491	45	1.8%
Loan and deposit income	1,283	1,281	2	0.2%
Bank-owned life insurance income	533	473	60	12.7%
Gain (Loss) on equity securities	(447)	(100)	(347)	(347.0)%
Gain (Loss) on sale and call of securities	(59)	193	(252)	(130.6)%
SBIC income	401	616	(215)	(34.9)%
Other income (loss)	107	57	50	87.7%
Total noninterest income	$14,128	$18,821	$(4,693)	(24.9)%
Mortgage loan income decreased $4.4 million to $2.6 million for the nine months ended September 30, 2022, compared to $7.0 million for the same period prior year due to rising mortgage interest rates and home prices, as well as limited housing stock available for purchase. The low mortgage interest rate environment in the nine months ended September 30, 2021, contributed to the high levels of mortgage lending activity for that period.
Debit card income, net, decreased $418,000 to $2.9 million for the nine months ended September 30, 2022, compared to the same period in the prior year. This decrease was primarily related to higher debit card expense as a result of upgrading our debit card stock in the first quarter of 2022 and higher debit card processing fees.
Due to a significant increase in interest rates, equity securities had a fair value loss of $447,000 for the nine months ended September 30, 2022, compared to a loss of $100,000 for the same period in 2021. In April 2022, we liquidated all shares invested in the mutual fund.
The loss on the sale and call of securities was $59,000 for the nine months ended September 30, 2022, and consisted of a loss of $114,000 related to portfolio restructuring transactions in the second quarter of 2022, offset by a $55,000 gain from municipal securities being called in 2022. For the nine months ended September 30, 2021, the gain on the sale and call of securities was $193,000 as a result of portfolio restructuring transactions to improve the structure and yield of the portfolio.
SBIC income decreased $215,000 to $401,000 for the nine months ended September 30, 2022, due to lower operating income being distributed by the SBIC in 2022.
Service charges on deposit accounts increased $748,000 to $4.2 million for the nine months ended September 30, 2022, compared to the same period in the prior year. This increase was mainly due to a larger number of non-sufficient fund transactions and related fee income in 2022.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Third Quarter of 2022 vs. Second Quarter of 2022
Operating expenses increased $570,000 to $15.0 million for the third quarter of 2022, compared to $14.5 million for the second quarter of 2022. The increase was mainly due to higher personnel expenses, other business development expenses, legal and professional expenses, and occupancy and equipment expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2022	June 30, 2022	Increase (Decrease)
Operating expenses:
Personnel expenses	$8,853	$8,574	$279	3.3%
Non-staff expenses:
Occupancy and equipment expenses	1,531	1,473	58	3.9%
Technology expenses	653	695	(42)	(6.0)%
Advertising	316	306	10	3.3%
Other business development expenses	436	340	96	28.2%
Data processing expense	604	564	40	7.1%
Other taxes	650	647	3	0.5%
Loan and deposit expenses	164	185	(21)	(11.4)%
Legal and professional expenses	553	475	78	16.4%
Regulatory assessment expenses	280	251	29	11.6%
Other operating expenses	1,001	961	40	4.2%
Total operating expenses	$15,041	$14,471	$570	3.9%
Personnel expenses increased $279,000 to $8.9 million for the third quarter of 2022, compared to the prior quarter. This increase was primarily due to an increase in headcount. As of September 30, 2022 and June 30, 2022, we had 358 and 348 total employees, respectively.
Other business development expenses increased $96,000 to $436,000 for the third quarter of 2022, compared to the prior quarter. This increase was primarily the result of an increase in community sponsorships and CRA related contributions, as well as expenses associated with an SBIC limited partnership.
Legal and professional expenses increased $78,000 to $553,000 for the third quarter of 2022, compared to the prior quarter. This increase was primarily due to higher professional fees and auditing fees.
Occupancy and equipment expenses increased $58,000 to $1.5 million for the third quarter of 2022, compared to the prior quarter. This increase was primarily due to $44,000 of nonrecurring expenses related to the third-quarter opening of a new location in our New Orleans market, partially offset by lower expenses due to relocating the staff and closing the Lafayette LDPO on June 30, 2022.
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Operating expenses increased $3.3 million to $43.6 million for the nine months ended September 30, 2022, compared to $40.2 million for the nine months ended September 30, 2021. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, other taxes, other operating expenses, and legal and professional expenses, partially offset by lower loan and deposit expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	Increase (Decrease)
Operating expenses:
Personnel expenses	$25,879	$24,087	$1,792	7.4%
Non-staff expenses:
Occupancy and equipment expenses	4,496	4,019	477	11.9%
Technology expenses	2,118	2,144	(26)	(1.2)%
Advertising	841	691	150	21.7%
Other business development expenses	1,079	889	190	21.4%
Data processing expense	1,484	1,445	39	2.7%
Other taxes	1,933	1,584	349	22.0%
Loan and deposit expenses	479	773	(294)	(38.0)%
Legal and professional expenses	1,446	1,189	257	21.6%
Regulatory assessment expenses	781	665	116	17.4%
Other operating expenses	3,037	2,753	284	10.3%
Total operating expenses	$43,573	$40,239	$3,334	8.3%
Personnel expenses increased $1.8 million to $25.9 million for the nine months ended September 30, 2022, compared to the same period in 2021. This increase was primarily due to having nine months of expenses for new staff that were added in the fourth quarter of 2021 in our expansion markets, as well as additional staff in our existing markets, which was partially offset by lower commission compensation in 2022 due to lower mortgage loan activity, when compared to the same period in 2021. As of September 30, 2022 and 2021, we had 358 and 344 total employees, respectively.
Occupancy and equipment expenses increased $477,000 to $4.5 million for the nine months ended September 30, 2022, compared to the same period in 2021. This increase was primarily a result of opening new locations in our expansion markets.
Other taxes increased $349,000 to $1.9 million for the nine months ended September 30, 2022, compared to the same period in 2021. This increase was due to a $353,000 increase in State of Louisiana bank stock tax resulting from higher deposit account balances and higher net income for the applicable tax years.
Other operating expenses increased $284,000 to $3.0 million for the nine months ended September 30, 2022, compared to the same period in 2021. This increase was primarily the result of opening new locations in our expansion markets and an increase in employee related events due to removal of COVID-19 pandemic restrictions.
Legal and professional expenses increased $257,000 to $1.4 million for the nine months ended September 30, 2022, compared to the same period in 2021. This increase was primarily due to higher professional fees and public company expenses due to organizational growth, partially offset by lower attorney fees as a result of the completion of various legal matters.
Loan and deposit expenses decreased $294,000 to $479,000 for the nine months ended September 30, 2022, compared to the same period in 2021. The decrease in loan expenses was primarily due to decreased mortgage loan activity, which was largely driven by rising mortgage interest rates. Deposit expenses decreased due to receipt of a $122,000 negotiated, variable rebate from a vendor in the first quarter of 2022.
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

The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	September 30, 2022	June 30, 2022	Increase (Decrease)
Income tax expense	$2,128	$2,141	$(13)	(0.6)%
For the three months ended September 30, 2022, income tax expense totaled $2.1 million, which was consistent with the second quarter of 2022. The slight decrease in income tax expense was a result of an adjustment to the income tax accrual for the third quarter due to the liquidation of equity securities in the second quarter of 2022. Our effective income tax rates for each of the quarters ended September 30, 2022 and June 30, 2022, were 17.3% and 19.0%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	Increase (Decrease)
Income tax expense	$5,795	$5,337	$458	8.6%
For the nine months ended September 30, 2022 and 2021, income tax expense totaled $5.8 million and $5.3 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the nine months ended September 30, 2022 and 2021, were 17.8% and 17.9%, respectively.
FINANCIAL CONDITION
General
As of September 30, 2022, assets were $3.06 billion, which was $165.0 million, or 5.1%, lower than assets of $3.22 billion as of December 31, 2021, primarily due to a decrease in deposits. Total deposits decreased $113.9 million, or 3.9%, to $2.80 billion as of September 30, 2022, from $2.91 billion as of December 31, 2021. During the nine months ended September 30, 2022, we made several changes to the asset mix, including deploying short-term liquid assets into loans and the securities portfolio, as well as restructuring the securities portfolio. However, in the third quarter of 2022, we did not engage in any securities purchases or sales. Due to the securities purchased in the first half of 2022, total securities increased $97.5 million, or 14.6%, to $764.5 million during the first nine months of 2022, and were 25.0% of assets as of September 30, 2022. As a result of the increase in loans and securities, interest-bearing deposits in other banks decreased $500.1 million, or 65.7%, to $261.6 million and were 8.6% of assets as of September 30, 2022. Loans HFI increased $195.8 million, or 11.6%, which included a $212.0 million, or 12.7%, increase in non-PPP loans compared to December 31, 2021. Stockholders’ equity decreased $54.7 million during the first nine months of 2022 to $243.4 million as of September 30, 2022. As of September 30, 2022, the loans HFI to deposits ratio was 67.22%, compared to 57.86% as of December 31, 2021, and the noninterest-bearing deposits to total deposits ratio was 41.92%, compared to 39.50% as of December 31, 2021.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks are the third-largest component of earning assets as of September 30, 2022. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Starting during the COVID-19 pandemic, which began in the first quarter of 2020, and continuing into the first quarter of 2022, interest-bearing deposits in other banks had become the second-largest component of earning assets as deposit growth exceeded loan growth. As of September 30, 2022, interest-bearing deposits in other banks were $261.6 million and were 8.6% of assets, a decrease of $500.1 million, or 65.7%, compared to $761.7 million and 23.6% of assets as of December 31, 2021. In the first nine months of 2022, we deployed excess liquidity into loans and the securities portfolio, although we did not engage in any securities purchases or sales in the third quarter of 2022.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of September 30, 2022, our total securities portfolio was 25.0% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.

Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities were $764.5 million as of September 30, 2022, an increase of $105.3 million, or 16.0%, from $659.2 million as of December 31, 2021.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2022, the estimated fair value of securities AFS was $609.7 million. The net unrealized loss on securities AFS increased $84.8 million for the nine months ended September 30, 2022, resulting in a net unrealized loss of $89.6 million as of September 30, 2022.
Over the past year, due to the increase in our securities portfolio size, the current and projected balance sheet mix and growth, cash flows, and available liquidity sources, we evaluated transferring selected securities from AFS to HTM. In the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, or 20.5% of the securities portfolio from AFS to HTM. Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2022, the amortized cost of securities HTM was $154.7 million.
Investment activity for the nine months ended September 30, 2022, included $313.5 million of securities purchased, partially offset by $31.8 million in sales and $73.4 million in maturities, principal repayments, and calls. There were no purchases or sales of securities HTM for the same period.
Securities AFS purchased during the nine months ended September 30, 2022, primarily consisted of $159.8 million in U.S. Treasuries and $139.1 million in mortgage-backed securities. The U.S. Treasuries purchased had a yield of 1.78% and an average life of 1.85 years, and the mortgage-backed securities had a yield of 1.78% and an average life of 3.63 years. The overall price risk of the securities AFS and securities HTM portfolio decreased 210 bps, compared to December 31, 2021, primarily due to the short-term U.S. Treasury securities purchased in the first and second quarters of 2022 and the rising interest rate environment.
During the first six months of 2022, we reallocated $260.5 million from overnight funds yielding 0.39% to securities AFS yielding 1.80% and purchased $53.0 million of securities yielding 1.91% as we reinvested cash flows from the securities portfolio. In the third quarter of 2022, we did not engage in any purchases or sales transactions; however, we will continue to monitor our portfolio.
The securities AFS portfolio tax-equivalent yield was 1.74% for the nine months ended September 30, 2022, compared to 1.82% for the nine months ended September 30, 2021. The decrease in yield for the nine months ended September 30, 2022, compared to the same period for 2021, was due to purchasing a significant amount of securities in the second half of 2021 and the first half of 2022 with lower yields than the overall portfolio yield at the time of purchase.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of September 30, 2022, the average life of our securities portfolio was 6.9 years with an estimated effective duration of 5.0 years. As of December 31, 2021, the average life of our securities portfolio was 4.9 years with an estimated effective duration of 4.1 years. Both the average life and the effective duration increased due to the increase in market rates and the resulting impact on mortgage-backed securities and our callable municipal securities.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. As of September 30, 2022, the net unrealized loss of the securities AFS portfolio was $89.6 million, an increase of $84.8 million, compared to a net unrealized loss of $4.8 million as of December 31, 2021. This change is attributed to a significant increase in market rates, which resulted in lower prices on securities and therefore, an overall lower market value of the portfolio.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2022, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$295,166	$—	$(37,623)	$257,543
Municipal bonds	220,078	1	(44,780)	175,299
U.S. Treasury securities	176,500	—	(6,631)	169,869
U.S. agency securities	7,596	—	(559)	7,037
Total Securities AFS	$699,340	$1	$(89,593)	$609,748

Securities HTM:
Mortgage-backed securities	$153,826	$—	$(20,785)	$133,041
U.S. agency securities	910	—	(114)	796
Total Securities HTM	$154,736	$—	$(20,899)	$133,837

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—
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

	Contractual Maturity as of September 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$136	1.59%	$795	2.02%	$60,900	1.50%	$195,712	1.83%	$257,543	1.76%
Municipal bonds	4,948	1.33%	20,428	1.80%	13,639	2.89%	136,284	2.56%	175,299	2.48%
U.S. Treasury securities	53,067	1.48%	116,802	1.43%	—	—%	—	—%	169,869	1.45%
U.S. agency securities	55	1.66%	5,288	1.75%	1,694	1.26%	—	—%	7,037	1.62%
Total Securities AFS	$58,206	1.47%	$143,313	1.50%	$76,233	1.74%	$331,996	2.15%	$609,748	1.91%
(1)Tax equivalent projected book yield as of September 30, 2022.

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

	Contractual Maturity as of September 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$153,826	2.95%	$153,826	2.95%
U.S. agency securities	—	—%	—	—%	910	2.61%	—	—%	910	2.61%
Total Securities HTM	$—	—%	$—	—%	$910	2.61%	$153,826	2.95%	$154,736	2.95%
(1)Tax equivalent projected book yield as of September 30, 2022.
Equity Securities
Equity securities were an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities were carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2021, equity securities had a fair value of $7.8 million with a recognized loss of $175,000 for the year ended December 31, 2021. Equity securities had a recognized loss of $447,000 for the nine months ended September 30, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. In April 2022, we liquidated all shares invested in this fund.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of September 30, 2022, loans HFI were $1.88 billion, an increase of $195.8 million, or 11.6%, compared to $1.68 billion as of December 31, 2021.
As of September 30, 2022, our participation in the SBA PPP was substantially complete. As of September 30, 2022, PPP loans totaled $1.4 million, net of $28,000 of deferred income, and were 0.1% of loans HFI.
As of September 30, 2022, non-PPP loans HFI (non-GAAP) were $1.88 billion, an increase of $212.0 million, or 12.7%, from December 31, 2021, due to new customer activity associated with new lenders in our expansion markets and increased loan activity across Louisiana. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Loans by Category
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$787,464	41.9%	$670,293	39.8%
One-to-four family residential	532,034	28.3%	474,420	28.2%
Construction and development	140,398	7.5%	106,339	6.3%
Commercial and industrial	307,159	16.3%	311,373	18.5%
SBA PPP, net of deferred income	1,350	0.1%	17,550	1.0%
Tax-exempt	84,947	4.5%	80,726	4.8%
Consumer	26,317	1.4%	23,131	1.4%
Total loans HFI	$1,879,669	100.0%	$1,683,832	100.0%
Total non-PPP loans HFI (non-GAAP)(1)	$1,878,319		$1,666,282
Total loans HFS	$1,536		$4,290
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in “ - Non-GAAP Financial Measures” in this Report.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of September 30, 2022, health care loans were $145.7 million, or 7.8% of non-PPP loans HFI (non-GAAP), compared to $138.1 million, or 8.3% of non-PPP loans HFI (non-GAAP) as of December 31, 2021. The average health care loan size was $344,000 as of September 30, 2022, and $295,000 as of December 31, 2021. Within the health care sector, loans to nursing and residential care facilities were 3.9% of non-PPP loans HFI (non-GAAP) as of September 30, 2022, and 3.6% as of December 31, 2021. Loans to physician and dental practices were 3.8% of non-PPP loans HFI (non-GAAP) as of September 30, 2022, and 4.6% as of December 31, 2021.
Energy loans were 2.1% of non-PPP loans HFI (non-GAAP) as of September 30, 2022, and 1.2% as of December 31, 2021. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
Geographic Markets
As of September 30, 2022, Red River Bank operates in seven geographic markets throughout the state of Louisiana. We entered the Acadiana market in the fourth quarter of 2020 and the New Orleans market in the fourth quarter of 2021. The following table summarizes non-PPP loans HFI (non-GAAP) by market of origin:

	September 30, 2022
(dollars in thousands)	Amount	Percent of Non-PPP Loans HFI (non-GAAP)
Central	$610,692	32.5%
Capital	511,572	27.2%
Northwest	369,374	19.7%
Southwest	140,977	7.5%
Northshore	127,609	6.8%
New Orleans	66,676	3.6%
Acadiana	51,419	2.7%
Total non-PPP loans HFI	$1,878,319	100.0%
For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of September 30, 2022, 2.1% of our non-PPP loans HFI (non-GAAP) were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
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
NPAs totaled $2.7 million as of September 30, 2022, an increase of $1.7 million, or 177.3%, from $979,000 as of December 31, 2021. This increase was primarily due to additional loans placed on nonaccrual status in the third quarter of 2022, partially offset by payments on nonaccrual loans and the sale of foreclosed assets during the year. The ratio of NPAs to total assets was 0.09% as of September 30, 2022, and 0.03% as of December 31, 2021.

Nonperforming loan and asset information is summarized below:

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonperforming loans:
Nonaccrual loans	$2,703	$280
Accruing loans 90 or more days past due	12	39
Total nonperforming loans	2,715	319
Foreclosed assets:
Real estate	—	660
Total foreclosed assets	—	660
Total NPAs	$2,715	$979

Troubled debt restructurings:(1,2)
Nonaccrual loans	$147	$—
Performing loans	4,204	3,944
Total TDRs	$4,351	$3,944

Nonaccrual loans to loans HFI	0.14%	0.02%
Nonperforming loans to loans HFI(1)	0.14%	0.02%
NPAs to total assets	0.09%	0.03%
(1)Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.
(2)In accordance with interagency regulatory guidance issued in March 2020, and revised in April 2020, COVID-19 pandemic-related short-term deferrals are not deemed to be TDRs to the extent they meet the terms of such guidance.
Nonaccrual loans are summarized below by category:

(in thousands)	September 30, 2022	December 31, 2021
Real estate:
Commercial real estate	$722	$51
One-to-four family residential	372	216
Construction and development	9	—
Commercial and industrial	1,498	13
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	102	—
Total nonaccrual loans	$2,703	$280
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
As of September 30, 2022, loans classified as pass were 98.6% of loans HFI, and loans classified as special mention and substandard were 1.1% and 0.3%, respectively, of loans HFI. There were no loans as of September 30, 2022, classified as doubtful or loss. As of December 31, 2021, loans classified as pass were 99.5% of loans HFI, and loans classified as special mention and substandard were 0.1% and 0.4%, respectively, of loans HFI. There were no loans as of December 31, 2021, classified as doubtful or loss.
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
As an SEC registrant with smaller reporting company filing status as determined on June 30, 2019, CECL is effective for us on January 1, 2023. When effective, the CECL allowance model, prescribed by ASU No. 2016-13, will require measurement of expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. This model will replace the existing incurred loss model. Based upon our preliminary CECL analysis as of September 30, 2022, we expect the adoption of CECL will result in a combined 1.0% to 5.0% increase in our allowance for credit losses and allowance for unfunded commitments. Refer to “Item 1. Financial Statements - Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements” in this Report for more information on ASU No. 2016-13.
As of September 30, 2022, the allowance for loan losses was $20.0 million, or 1.06% of both loans HFI and non-PPP loans HFI (non-GAAP). As of December 31, 2021, the allowance for loan losses totaled $19.2 million, or 1.14% of loans HFI, and 1.15% of non-PPP loans HFI (non-GAAP). The $777,000 increase in the allowance for loan losses for the nine months ended September 30, 2022, was mainly due to $1.0 million from the provision for loan losses, partially offset by $223,000 of net charge-offs. For additional information on non-GAAP financial measures, see “ - Non-GAAP Financial Measures” in this Report.
The provision for loan losses for the nine months ended September 30, 2022, was $1.0 million, a decrease of $750,000, or 42.9%, from $1.8 million for the nine months ended September 30, 2021. The provision for loan losses for 2022 was due to the current inflationary environment, changing monetary policy, and loan growth. The provision for loan losses in the same period of 2021 was due to the anticipated adverse effects of the COVID-19 pandemic at that time. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, and trends in asset quality.

The following table displays activity in the allowance for loan losses for the periods shown:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Loans HFI	$1,879,669	$1,622,593
Non-PPP Loans HFI (non-GAAP)(1)	$1,878,319	$1,576,631
Nonaccrual loans	$2,703	$1,375
Average loans	$1,786,864	$1,610,449

Allowance for loan losses at beginning of period	$19,176	$17,951
Provision for loan losses	1,000	1,750
Charge-offs:
Real estate:
Commercial real estate	—	(410)
One-to-four family residential	—	(10)
Construction and development	(18)	—
Commercial and industrial	(25)	(47)
Consumer	(384)	(243)
Total charge-offs	(427)	(710)
Recoveries:
Real estate:
One-to-four family residential	8	15
Construction and development	18	2
Commercial and industrial	81	26
Consumer	97	134
Total recoveries	204	177
Net (charge-offs)/recoveries	(223)	(533)
Allowance for loan losses at end of period	$19,953	$19,168

Allowance for loan losses to loans HFI	1.06%	1.18%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)(1)	1.06%	1.22%
Allowance for loan losses to nonaccrual loans	738.18%	1,394.04%
Net charge-offs to average loans	0.01%	0.03%
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in “ - Non-GAAP Financial Measures” in this Report.
We believe the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for loan losses are subject to ongoing evaluations of the factors and loan portfolio risks described above, including economic pressures related to inflation, labor market and supply chain constraints, and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate, and material additional provisions for loan losses could be required.
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
Total deposits decreased $113.9 million, or 3.9%, to $2.80 billion as of September 30, 2022, from $2.91 billion as of December 31, 2021. This decrease was primarily a result of expected customer deposit account activity and customer response to the changing interest rate environment. Noninterest-bearing deposits increased by $22.5 million, or 2.0%, to $1.17 billion as of September 30, 2022. Noninterest-bearing deposits as a percentage of total deposits were 41.92% as of

September 30, 2022, compared to 39.50% as of December 31, 2021. Interest-bearing deposits decreased by $136.3 million, or 7.7%, to $1.62 billion as of September 30, 2022.
The following table presents our deposits by account type as of the dates indicated:

	September 30, 2022		December 31, 2021		Change from December 31, 2021 to September 30, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing deposits	$1,172,157	41.9%	$1,149,672	39.5%	$22,485	2.0%
Interest-bearing deposits:
NOW accounts	449,543	16.1%	503,383	17.3%	(53,840)	(10.7)%
Money market accounts	644,318	23.1%	733,044	25.2%	(88,726)	(12.1)%
Savings accounts	198,741	7.1%	191,076	6.5%	7,665	4.0%
Time deposits less than or equal to $250,000	238,614	8.5%	243,596	8.4%	(4,982)	(2.0)%
Time deposits greater than $250,000	93,121	3.3%	89,577	3.1%	3,544	4.0%
Total interest-bearing deposits	1,624,337	58.1%	1,760,676	60.5%	(136,339)	(7.7)%
Total deposits	$2,796,494	100.0%	$2,910,348	100.0%	$(113,854)	(3.9)%
The following table presents deposits by customer type as of the dates indicated:

	September 30, 2022		December 31, 2021		Change from December 31, 2021 to September 30, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,333,893	47.7%	$1,400,369	48.1%	$(66,476)	(4.7)%
Commercial	1,296,758	46.4%	1,283,992	44.1%	12,766	1.0%
Public	165,843	5.9%	225,987	7.8%	(60,144)	(26.6)%
Total deposits	$2,796,494	100.0%	$2,910,348	100.0%	$(113,854)	(3.9)%
Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $1.05 billion and $1.22 billion at September 30, 2022 and December 31, 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	September 30, 2022
Three months or less	$10,368
Over three months through six months	16,914
Over six months through 12 months	9,280
Over 12 months	13,559
Total	$50,121
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of September 30, 2022 or December 31, 2021.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of September 30, 2022, was $243.4 million, compared to $298.2 million as of December 31, 2021, a decrease of $54.7 million, or 18.4%. This decrease was attributed to an $80.0 million, net of tax, market adjustment to AOCI related to securities, $1.5 million in cash dividends, and the repurchase of 4,465 shares of common stock for $218,000, partially offset by $26.7 million of net income for the nine months ended September 30, 2022, and $235,000 of stock compensation.

During the second quarter of 2022, the Company reclassified certain securities from AFS to HTM. Such transfers are made at fair value on the date of transfer. The net unrealized holding loss on the date of transfer is retained, net of tax, in AOCI, with no immediate change to the total balance in AOCI. The unrealized holding loss will be amortized over the remaining life of the securities.
At the date of transfer, the net unamortized, unrealized loss on the transferred securities included in the consolidated balance sheets totaled $17.9 million, of which $14.2 million, net of tax, was included in AOCI. As of September 30, 2022, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $16.0 million, of which $13.0 million, net of tax, was included in AOCI.
On February 4, 2022, our Board of Directors approved the renewal of the stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended September 30, 2022, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2022, the Company repurchased 4,465 shares of its common stock at an aggregate cost of $218,000. As of September 30, 2022, we had $4.8 million available for repurchasing our common stock under this program.
On November 4, 2022, our Board of Directors approved the renewal of the stock repurchase program that will expire on December 31, 2022. This renewed repurchase program has similar terms to the previous program and authorizes us to purchase $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
The Economic Growth Act, which was signed into law in May 2018, provides, among other items, certain targeted modifications to prior financial services reform regulatory requirements. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not being subject to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, we have received benefits under the Policy Statement and will continue to do so through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle will begin in 2022. As of June 30, 2022, the last applicable measurement date, we had more than $3.0 billion in assets. Therefore, beginning in 2023, we expect to no longer receive any benefits under the Policy Statement.
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
As of September 30, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2022, and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate, and therefore, these cash flows are monitored regularly.

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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $284.7 million, or 11.0%, for the nine months ended September 30, 2022, compared to the average deposits for the twelve months ended December 31, 2021. The increase in average total deposits was primarily a result of customers maintaining higher deposit balances. Our average total loans increased $165.3 million, or 10.2%, for the nine months ended September 30, 2022, compared to average total loans for the twelve months ended December 31, 2021.
Our securities AFS portfolio is an alternative source for meeting liquidity needs, and was our second-largest component of assets as of September 30, 2022. Securities generate cash flow through principal repayments, calls, and maturities, and they generally have readily available markets that allow for their conversion to cash. As of September 30, 2022, securities AFS totaled $609.7 million, or 19.9% of assets, compared to $659.2 million, or 20.4% of assets as of December 31, 2021. However, certain investments within our securities AFS portfolio are also used to secure specific deposit types, such as for public entities, which impacts their liquidity. As of September 30, 2022, securities AFS with a carrying value of $164.8 million, or 27.0% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities AFS with a carrying value of $118.6 million, or 18.0% of the securities AFS portfolio, similarly pledged as of December 31, 2021. The increase of $46.2 million, or 39.0%, was primarily the result of utilizing securities to replace FHLB letters of credit as pledged collateral, combined with an increase in several public entity deposit accounts that occurred during 2022. During the second quarter of 2022, the Company reclassified $166.3 million, or 20.5%, of the securities portfolio from AFS to HTM. Significant limitations exist for selling debt securities classified as HTM, and therefore, are excluded from liquidity sources. For additional information, see “Part I. Financial Information - Item. 1 Financial Statements (Unaudited) - Notes to Unaudited Consolidated Financial Statements - Note 2. Securities - Securities AFS and Securities HTM.”
Interest-bearing deposits in other banks are our main source for meeting daily liquidity needs and were our third-largest component of assets as of September 30, 2022. Interest-bearing deposits in other banks were $261.6 million, or 8.6% of assets as of September 30, 2022, compared to $761.7 million, or 23.6% of assets as of December 31, 2021. The decrease of $500.1 million, or 65.7%, was primarily a result of deploying funds into securities and loans, combined with an outflow of deposits, during the first nine months of the year.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. As of September 30, 2022 and December 31, 2021, our total borrowing availability from the FHLB was $874.0 million and $748.6 million, respectively. At various times, we may obtain letters of credit from the FHLB as collateral for our public entity deposits. As of September 30, 2022 and December 31, 2021, we held unfunded letters of credit in the amount of $15.0 million and $143.8 million, respectively. As of September 30, 2022 and December 31, 2021, our net borrowing capacity from the FHLB was $859.0 million and $604.8 million, respectively.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of September 30, 2022 and December 31, 2021. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of September 30, 2022 and December 31, 2021, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of September 30, 2022 and December 31, 2021.
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

As of September 30, 2022, we had $384.6 million in unfunded loan commitments and $14.5 million in commitments associated with outstanding standby letters of credit. As of December 31, 2021, we had $357.9 million in unfunded loan commitments and $12.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of September 30, 2022, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of September 30, 2022, there was a $4.3 million outstanding commitment to this partnership.
In the second quarter of 2021, the Company committed to an investment into a bank technology limited partnership. As of September 30, 2022, there was a $727,000 outstanding commitment to this partnership.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.64% as of September 30, 2022.
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

	As of September 30, 2022		As of December 31, 2021
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	10.7%	(1.6)%	45.7%	16.7%
+200	7.1%	(0.7)%	30.6%	13.3%
+100	3.7%	0.2%	15.3%	8.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(4.9)%	(1.9)%	(0.4)%	(18.9)%
-200	(9.9)%	(6.1)%	(2.6)%	(32.8)%
The results above, as of September 30, 2022 and December 31, 2021, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into the risk simulation model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of September 30, 2022, the reported percentage changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of September 30, 2022, floating rate loans were 14.5% of the loans HFI, and floating rate transaction deposits were 3.6% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2022, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, stockholders’ equity to realized common equity, and assets to tangible assets, and presents related resulting ratios.

(dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021
Tangible common equity
Total stockholders’ equity	$243,413	$253,596	$298,688
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$241,867	$252,050	$297,142
Realized common equity
Total stockholders’ equity	$243,413	$253,596	$298,688
Adjustments:
Accumulated other comprehensive (income) loss	83,744	63,804	61
Total realized common equity (non-GAAP)	$327,157	$317,400	$298,749
Common shares outstanding	7,183,915	7,176,365	7,276,400
Book value per share	$33.88	$35.34	$41.05
Tangible book value per share (non-GAAP)	$33.67	$35.12	$40.84
Realized book value per share (non-GAAP)	$45.54	$44.23	$41.06

Tangible assets
Total assets	$3,059,678	$3,121,113	$3,020,784
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,058,132	$3,119,567	$3,019,238
Total stockholders’ equity to assets	7.96%	8.13%	9.89%
Tangible common equity to tangible assets (non-GAAP)	7.91%	8.08%	9.84%
PPP-Adjusted Metrics
Red River Bank has participated in the SBA PPP and originated 1,888 PPP loans totaling $260.8 million. PPP loan originations were concluded in the second quarter of 2021. Through September 30, 2022, we had received $259.5 million in SBA forgiveness and borrower payments on 99.9% of the PPP loans originated. As of September 30, 2022, PPP loans totaled $1.4 million, net of $28,000 of deferred income, and were 0.1% of loans HFI.

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
The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI and presents certain ratios using non-PPP loans:

(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Non-PPP loans HFI
Loans HFI	$1,879,669	$1,683,832	$1,622,593
Adjustments:
PPP loans, net	(1,350)	(17,550)	(45,962)
Non-PPP loans HFI (non-GAAP)	$1,878,319	$1,666,282	$1,576,631

Allowance for loan losses	$19,953	$19,176	$19,168

Allowance for loan losses to loans HFI	1.06%	1.14%	1.18%
Allowance for loan losses to non-PPP loans HFI (non-GAAP)	1.06%	1.15%	1.22%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2022, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)
July 1 - July 31, 2022	—	$—	—	$4,782
August 1 - August 31, 2022	—	$—	—	$4,782
September 1 - September 30, 2022	—	$—	—	$4,782
Total	—	$—	—	$4,782
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
(2)On November 4, 2022, our Board of Directors approved the renewal of the stock repurchase program that will expire on December 31, 2022. This renewed repurchase program has similar terms to the previous program and authorizes us to purchase $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

10.1
Supplemental Executive Retirement Benefits Agreement between Red River Bank and G. Bridges Hall, IV (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022, file number 001-38888)+#

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: November 10, 2022	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)