Form 10-K
period 2022-12-31
RED RIVER BANCSHARES INC
filed 2023-03-16
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Registrant’s telephone number, including area code: (318) 561-4000

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $255.7 million as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the Registrant (and any trusts or entities that they own or control) are “affiliates”.
As of March 3, 2023, the Registrant had 7,180,451 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders of Red River Bancshares, Inc. to be held on May 4, 2023, are incorporated by reference into Part III of this Report to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this Report to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this Report are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2008 Plan	2008 Equity Incentive Plan
2018 Plan	2018 Equity Incentive Plan
401(k) Plan	Red River Bank 401(k) Profit Sharing Plan
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BHCA	The Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Director Compensation Program	Amended and Restated Director Compensation Program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Dodd-Frank Act	Dodd-Frank and Wall Street Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	United States Federal Housing Administration
FHLB(s)	Federal Home Loan Bank(s)
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBCA	Louisiana Business Corporation Act

ABBREVIATION OR ACRONYM	DEFINITION
LIBOR	London Interbank Offered Rate
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OFAC	Office of Foreign Assets Control
OFI	Louisiana Office of Financial Institutions
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
PPP	Paycheck Protection Program
Report	Annual Report on Form 10-K
RESPA	Real Estate Procedures Act of 1974
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)
TILA	Truth in Lending Act
TMOs	Treasury Management Officers
USD	United States dollar
VA	United States Department of Veterans Affairs

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•business and economic conditions generally, in the financial services industry, nationally, and within our local market areas;
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
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institutions, accounting, tax, trade, monetary, and fiscal matters; and
•the risk factors found in “Item 1A. Risk Factors” of this Report, as well as in our subsequent Quarterly Reports on Form 10-Q and other reports and documents we file from time to time with the SEC.
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
We completed an initial public offering of our common stock in May 2019 as an emerging growth company under the JOBS Act. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RRBI.”
As of December 31, 2022, we were the fifth largest financial institution headquartered in Louisiana based on assets, with total assets of $3.08 billion, loans HFI of $1.92 billion, total deposits of $2.80 billion, and total stockholders’ equity of $265.8 million.
OUR MARKETS
As of December 31, 2022, we operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
We believe our markets offer us an attractive combination of growth opportunities and core deposit stability, as well as loan diversity. We operate nine banking centers, including our main office, in the Central Louisiana market, which we define to include Rapides and Avoyelles Parishes. We operate seven banking centers in our Northwest Louisiana market, which we define to include Caddo, Bossier, and DeSoto Parishes. In our Capital market, which we define to include East Baton Rouge and Ascension Parishes, we operate six banking centers. As of December 31, 2022, we operated three banking centers in our Southwest Louisiana market, which we define to include Calcasieu Parish. On March 1, 2023, we consolidated two of our Southwest Louisiana market banking centers into one location. In our Northshore Louisiana market, which we define to include St. Tammany Parish, we operate one banking center. We operate one banking center in our Acadiana market, which we define to include Lafayette Parish. In our New Orleans market, which we define to include Orleans Parish, we operate one banking center and one combined LDPO.
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
GROWTH AND EXPANSION STRATEGY
We have concentrated our efforts on building our market presence in key metropolitan markets within the state of Louisiana where our target customers are underserved and well-suited for the commercial, retail, and private banking products and services that we provide. We serve our customers’ needs within the markets where we have operations and in other areas where our customers operate. We also promote our business to potential customers in markets contiguous to Louisiana. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities within our existing footprint and other strategic market areas that we believe complement our strategic plan. Our growth strategy includes the following:
Expand Market Share in Existing Markets
We want to be the market leader and have a significant market share in all of the communities we serve. Organic growth is our primary focus, which may be supplemented with strategic, targeted acquisitions when and if appropriate. We intend to expand our banking center network by opening additional banking centers in our existing markets to provide our customers with more convenient banking locations. We understand that relationships are our strategic advantage, and we continually seek to identify and recruit experienced bankers with broad relationship networks within our existing markets. We then strengthen those relationships by offering personalized products and services. We attract new customers through personal outreach by our bankers, targeted marketing campaigns, advertising in a variety of traditional and social media, and by filling the void left by competitors who are closing banking offices. Other outreach activities include helping our communities during times of need and having a presence at community events.

Opportunistic New Market Expansion
When evaluating potential new market opportunities, our standard due diligence includes both an assessment of the local economy as well as analysis of the local banking landscape. As part of our new market expansion plan, we expanded operations to four new markets between 2017 and 2022. In 2017, we began operations in the Southwest Louisiana market, which includes the Lake Charles, Louisiana MSA. During 2018 and 2019, we entered the Northshore market, located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. In 2020, we entered the Acadiana market, which includes the Lafayette, Louisiana MSA, by opening a combined LDPO in Lafayette. In 2021, we opened a banking center that we purchased in 2020 in Lake Charles, Louisiana, as our third banking center in the Southwest Louisiana market. We also entered the New Orleans market in 2021 by opening a combined LDPO in downtown New Orleans, Louisiana. In Lafayette, Louisiana, in the first quarter of 2022, we opened our first full-service banking center, which we purchased in 2020. In the second quarter of 2022, we relocated the staff and services from the Lafayette LDPO to the new banking center and closed the LDPO located there. In the New Orleans market, we remodeled and received regulatory approval on a leased banking center location in downtown New Orleans, which we opened as the Bank’s first full-service banking center in New Orleans on August 1, 2022.
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
BANKING SERVICES
We are primarily a business-focused banking organization, delivering specialized services to our customers. We target privately-owned commercial and industrial operating companies for both credit and treasury management services, while also providing owners and key employees with the same customized, personal service for their individual financial needs. Our personal banking business supports our commercial banking focus, provides attractive customer diversification, and enhances our growing base of core deposits. We offer each of these customers sophisticated products and services similar to those of much larger banks but delivered by bankers who can provide local and responsive decision-making, personal assistance, and an interest in our customers’ personal goals and the success of their businesses.
Lending
Lending activities originate from the efforts of our bankers, with an emphasis on lending to small and medium-sized businesses, commercial companies, individuals, and professionals.
Real Estate Loans
Commercial Real Estate Loans (Owner Occupied). We focus on the banking needs of established operating companies, which includes owner occupied office and industrial real estate loans. Risks associated with owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management. In addition to a proven management team and track record, we focus on businesses with a history of strong, recurring cash flows. In particular, we target wholesale and professional service companies, as well as businesses with unique strengths in niche markets. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well diversified by industry type. As of December 31, 2022, our owner occupied commercial real estate loans were 20.6% of loans HFI.
Commercial Real Estate Loans (Non-Owner Occupied). Our pursuit of non-owner occupied commercial real estate properties is reserved primarily for developers and other persons or entities of influence who present additional business and personal relationship opportunities. This strategy is evidenced by our modest level of these loans relative to our capital, which has been consistent for many years. Risks associated with non-owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We target property types with a greater ability to withstand changes in market forces. Our underwriting criteria for non-owner occupied properties is even more conservative than our underwriting criteria for owner occupied properties due to the higher inherent risks generally associated with the former. Our target rate of return is also higher for non-owner occupied commercial real estate loans. As of December 31, 2022, our non-owner occupied commercial real estate loans were 20.9% of loans HFI.
One-to-Four Family Residential Loans. We offer primary and secondary liens on one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial and industrial, commercial real estate, and construction and development loan portfolios, we are exposed to risks based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As of December 31, 2022, our one-to-four family residential loans were 28.4% of loans HFI.
Construction and Development Loans. Our construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the construction loan. As of December 31, 2022, our construction and development loans were 8.2% of loans HFI.
Commercial and Industrial Loans
We have expertise in meeting the financing needs of commercial operating companies. Our specialists in these areas understand the cash cycle, working capital, and the fixed asset acquisition needs of businesses, which allows us to deliver customizable and effective financing solutions. The risks associated with commercial and industrial loans are derived from the expectation that the loans are generally serviced from the operations of the business, and those operations may not be successful. In addition, the collateral securing commercial and industrial loans generally includes movable property, which may decline in value more rapidly than anticipated. We recommend and utilize sound commercial and industrial loan structures that limit our risks as a lender, while also helping to drive the success of our clients’ businesses. Commercial and industrial loans comprised 16.2% of loans HFI as of December 31, 2022.
SBA PPP Loans
SBA PPP loans were made to small businesses and other entities and individuals according to the criteria set forth by the CARES Act in March 2020. This program ended on May 31, 2021. The loans originated during this program were guaranteed by the SBA, had a 24- or 60-month term at an interest rate of 1.0%, and were subject to forgiveness by the SBA dependent upon meeting eligibility requirements. As of December 31, 2022, our participation in the SBA PPP was materially complete, and PPP loans were less than 0.1% of loans HFI.
Tax-Exempt Loans
We make tax-exempt loans to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically secured by and paid for by ad valorem taxes. As of December 31, 2022, our tax-exempt loans were 4.3% of loans HFI.
Consumer Loans
We also make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any. As of December 31, 2022, our consumer loans were 1.4% of loans HFI.
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
Commitments to Extend Credit
We had outstanding commitments to extend credit in the forms of lines of credit and standby letters of credit of approximately $392.2 million as of December 31, 2022. We use the same credit policies in making these commitments as we do for our other loans.
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
Treasury Management Services
Many of our clients and prospective clients have sophisticated depository needs. Our full array of commercial treasury services is designed to be competitive with banks of all sizes. Treasury management services include ways to help our business customers manage accounts payable, accounts receivable, account fraud risk, and information reporting. Cash management deposit products consist of remote deposit capture, automated clearing house origination, merchant services, positive pay and automated fraud detection tools, account reconciliation services, zero balance accounts, and sweep accounts, including loan and investment sweep accounts. We have a dedicated team of TMOs who partner with our commercial and private bankers to meet those needs. Our TMOs analyze clients’ account activity and cash utilization and then recommend and implement solutions that enhance our clients’ efficiency, mitigate risks to their businesses, and maximize their earnings on available liquidity. Our TMOs provide in-person assistance with the initial setup of treasury services, as well as on-going client support post-implementation.
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
Brokerage Services
We offer a broad range of products and services designed to meet the investment needs of all of our customers through our investment group and LPL Financial LLC, our registered broker-dealer. Our investment group executives, who are available to serve clients in each of our markets, strive to fully understand each client’s unique financial situation, deliver a comprehensive plan, and provide the appropriate products to meet their needs. Our investment products include stocks, bonds, mutual funds, alternative investments, annuities, and insurance products. Through our partnership with registered investment advisors, our investment group also provides investment advisory services, financial planning services, and a comprehensive suite of retirement plans. As of December 31, 2022, our investment group had $915.1 million of assets under management.
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
HUMAN CAPITAL
As of December 31, 2022, we had 351 employees, including 340 full-time employees. We believe that we maintain employment and benefit programs that are appropriate with respect to position responsibilities, competitive with the external market, and capable of attracting, retaining, and motivating competent employees. We seek to engage personnel at all levels by offering opportunities for learning, growth, and the achievement of career objectives, and we encourage our employees to volunteer in community service activities in the markets that we serve. We are an Equal Opportunity Employer committed to workplace diversity and inclusion.
We offer comprehensive compensation and benefits packages to our employees including a 401(k) Plan, healthcare and insurance benefits, health and childcare flexible spending accounts, and paid vacation and sick time. We also offer stock-based compensation to key employees as a way to attract and retain talent. For more information on our benefit plans and stock-based compensation, see “Item 8. Financial Statements and Supplementary Data - Note 9. Employee Benefits” and “- Note 10. Stock-Based Compensation Plans,” respectively, in this Report.
None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.
CORPORATE INFORMATION
Our principal executive offices are located at 1412 Centre Court Drive, Suite 501, Alexandria, Louisiana 71301, and our telephone number is (318) 561-4000. Our website is www.redriverbank.net. All of our periodic reports filed with the SEC pursuant to Section 13(a) and 15(d) of the Exchange Act are available through our website free of charge, including our annual reports on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Report and is not incorporated by reference herein.
SUPERVISION AND REGULATION
General
The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, FDIC, OFI, CFPB, SEC, Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to such statutes, regulations, and policies can be significant and cannot be predicted.
The primary goals of the U.S. bank regulatory framework are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy, and promote fairness and transparency for financial products and services. The system of supervision and regulation applicable to us and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, the Bank’s depositors, and the public, rather than our shareholders or creditors. The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters, and other written guidance that are described herein.
Bank Holding Company Regulation
As a bank holding company, we are subject to regulation under the BHCA and to supervision, examination, and enforcement by the Federal Reserve as well as the OFI. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling interest.
Financial Services Industry Reform
As final rules and regulations implementing the Dodd-Frank Act have been adopted, and may continue to be adopted and/or modified, this law has changed the bank regulatory framework and has affected the lending, deposit, investment, trading, and operating activities of banks and their holding companies.
A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “Supervision and Regulation” section. In addition to those requirements, the Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (1) requires certain publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (2) enhances independence requirements for compensation committee members; (3) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; (4) requires certain publicly traded companies to disclose the relationship between the executive compensation actually paid by the company and the financial performance of the company; and (5) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own director candidates using a company’s proxy materials. While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, certain aspects of the Dodd-Frank Act remain in proposed form or have not been implemented. Accordingly, it is possible that existing rules may still be modified or repealed or that new rules may be implemented that may impact our operations.
The Economic Growth Act, which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, we have received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022, the last applicable measurement date, we had more than $3.0 billion in assets. Therefore, effective January 1, 2023, we expect to no longer receive any benefits under the Policy Statement and will be subject to the same Basel III minimum capital requirements on a consolidated basis that Red River Bank is subject to. Another significant provision was the Economic Growth Act’s directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. The CBLR framework and its implications for us are discussed in more detail below under the heading “- Bank Regulation - Capital Adequacy Requirements.”
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
Holding Company Capital Requirements
As previously referenced, effective January 1, 2023, we are no longer subject to the Policy Statement. As a result, we are now subject, on a consolidated basis, to the same minimum capital ratios under Basel III as Red River Bank. These minimum capital requirements are set forth below under the heading “- Bank Regulation - Capital Adequacy Requirements.”
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
Acquisitions by Bank Holding Companies
We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5.0% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition; the financial condition, managerial resources, and future prospects of the bank holding company and the bank(s) concerned; the convenience and needs of the communities to be served (including the record of performance under the CRA); the effectiveness of the applicant in combating money laundering activities; and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquiror or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.

Control Acquisitions
Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company acquiring “control” of a bank holding company. Although “control” is based on all of the facts and circumstances surrounding the investment, control is conclusively presumed to exist if a person or company acquires 25.0% or more of any class of voting securities of the bank holding company. Control of a bank holding company is rebuttably presumed to exist under the Change in Bank Control Act if the acquiring person or entity will own 10.0% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities. The BHCA’s definition of “control” can also be triggered when a company acquires 5.0% or more of any class of voting securities and certain other factors are present.
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
Scope of Permissible Activities
In general, the BHCA limits the activities permissible for bank holding companies to the business of banking, managing, or controlling banks, and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incidental thereto. Permissible activities for a bank holding company include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage services. A bank holding company may also make an investment of up to 5.0% of any class of voting securities of any company that is otherwise a non-controlling investment.
If a bank holding company has elected to become a financial holding company, it may engage in activities that are (1) financial in nature or incidental to such financial activity, or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. A bank holding company may elect to be treated as a financial holding company if all of its depository institution subsidiaries are “well capitalized” and “well managed,” and have received a rating of not less than “Satisfactory” on its most recent examination under the CRA. We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.

Volcker Rule
Section 13 of the BHCA, commonly known as the “Volcker Rule,” has generally prohibited insured depository institutions and their affiliates from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading. The Economic Growth Act exempts from the Volcker Rule insured depository institutions with (1) $10.0 billion or less in total consolidated assets and (2) whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets. The Federal Reserve has effectively extended the exemption to bank holding companies with $10.0 billion or less in total consolidated assets. Since we meet the criteria listed above, we are exempt from the Volcker Rule.
Safe and Sound Banking Practices
Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve’s Regulation Y generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices, result in breaches of fiduciary duty, or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement actions for such activities.
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
As of December 31, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

Corrective Measures for Capital Deficiencies
The federal banking regulators are required by the FDIA to take “prompt corrective action” with respect to capital-deficient banks that are FDIC-insured. For this purpose, a bank is placed in one of the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A bank’s capital tier depends upon how its capital levels compare with various relevant capital measures and certain other regulatory factors.
To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.00%, a Tier I risk-based capital ratio of at least 8.00%, a common equity Tier I risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. The most recent notification from the FDIC (as of September 30, 2022) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.
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
Branching
Under Louisiana law, Red River Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the OFI. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, provided that the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Louisiana, must also be approved by the FDIC, as the Bank’s primary federal regulator. Red River Bank may also establish offices in other states by merging with banks or by purchasing branches of banks in other states, subject to certain restrictions.
Restrictions on Transactions with Affiliates and Insiders
Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their parent bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and the Federal Reserve’s Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.
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

Federal law also limits a bank’s authority to extend credit to its directors, executive officers, and 10.0% or greater shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Insiders, as well as the Bank, may be subject to enforcement actions, including civil money penalties, for loans in violation of applicable restrictions.
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
In addition, under federal law, Red River Bank may not pay any dividend to the Company if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC and the OFI may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate CCB, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the FDIC and the OFI, Red River Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued guidance providing that a bank generally should pay dividends only when (1) the bank’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the bank’s capital needs, asset quality, and overall financial condition.
Incentive Compensation Guidance
The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control, and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management, and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s primary federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the CCB described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and evolve.
Deposit Insurance Assessments
FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund and, if needed, increases or decreases assessment rates, following notice-and-comment rulemaking, if required. The FDIC issued a final rule in October 2022 increasing deposit insurance assessments beginning in the first quarterly assessment period of 2023. The FDIC can also impose special assessments in certain instances. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, Red River Bank may be required to pay higher FDIC insurance premiums.
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total risk-based capital, or (2) total non-owner occupied commercial real estate loans, excluding owner occupied properties, represent 300.0% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. As of December 31, 2022, Red River Bank’s total reported loans for construction, land development, and other land represented less than 100.0% of the Bank’s total risk-based capital, and its total commercial real estate loans, excluding owner occupied properties, represented less than 300.0% of the Bank’s total risk-based capital. As a result, the Bank does not have a concentration in commercial real estate lending.
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
The federal banking agencies have proposed changes to modernize the CRA regulations, but at present such changes have not been finalized. Red River Bank received a “Satisfactory” rating in its most recent CRA examination in 2022.
Consumer Laws and Regulations
Red River Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive, and abusive acts and practices, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, RESPA, the S.A.F.E. Mortgage Licensing Act of 2008, TILA, and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.
There has been an enhanced focus by certain bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance, and focusing supervision and enforcement resources to achieve this goal. In August 2022, the FDIC issued guidance with respect to banking practices involving charging multiple non-sufficient funds fees on the representment of the same unpaid transaction on a deposit account. In addition, the CFPB issued guidance in October 2022 with respect to certain practices relating to overdraft fees.
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
Anti-Money Laundering and OFAC
Under federal law, financial institutions are required to maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; testing of the program by an independent audit function; and a customer due diligence program. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification, especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.
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
Privacy
Federal laws and regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, Red River Bank is subject to certain state privacy laws.
Federal laws and regulations also include certain information security guidelines that require a bank, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cybersecurity risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks. Under Federal guidance, banks are required to provide notice to affected customers of a data breach under certain circumstances, and the agencies recently adopted a rule requiring notice to the primary federal regulator within certain timeframes for certain data security incidents.
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
Effect of Governmental Monetary Policies
The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, and the imposition of, and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies have a significant influence on the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans, or future prospects.
Impact of Current Laws and Regulations
The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus has a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw customers away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.
Future Legislation and Regulatory Reform
In light of current economic conditions and the market outlook, regulators may increase their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation, and policies, and the effects of such legislation, regulation, and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans, or future prospects, and the overall growth and distribution of loans, investments, and deposits. Such legislation, regulation, and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans, and future prospects of commercial banks in the past and are expected to continue to do so.

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
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time the loan may be repaid; risks relating to proper loan underwriting; risks resulting from changes in economic and industry conditions such as labor and material shortages, supply chain difficulties, and heightened inflationary pressures; and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or in Louisiana, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review, and administrative practices may not adequately reduce credit risk. Further, our credit administration personnel, policies, and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. A failure to effectively measure and limit our credit risk could result in loan defaults, foreclosures, and additional charge-offs. As a result, we may need to significantly increase our provision for loan losses, which could adversely affect our net income.
A significant portion of our loan portfolio consists of real estate loans, which subjects us to the potential impairment of the collateral securing the loan if the real estate market experiences negative changes and the costs and potential risks associated with the ownership of the real property if we are forced to foreclose.
Real estate values in many Louisiana markets have experienced periods of fluctuation over the last several years. As of December 31, 2022, $1.50 billion, or 78.1%, of loans HFI were secured by real estate as the primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Real estate values and real estate markets are affected by many factors, such as changes in national, regional, or local economic conditions; the rate of unemployment; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature, such as hurricanes, flooding, and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Consequently, we could be required to increase our allowance for loan losses, adversely affecting profitability. Additionally, we may have to foreclose on the collateral property to protect our investment. We may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate, including potential environmental liability due to contamination of a property either during ownership or after the divesting of it. As of December 31, 2022, we held no OREO. This amount could increase in the future, depending upon the level of our real estate foreclosures and our ability to efficiently divest of the foreclosed OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other types of loans.
Our loan portfolio includes owner occupied and non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2022, our owner occupied loans totaled $393.4 million, or 20.6% of loans HFI. Also, as of December 31, 2022, our construction and development loans, non-owner occupied commercial real estate loans, and non-real estate secured loans financing commercial real estate activities totaled $560.4 million, or 29.2% of loans HFI. The repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This projected income may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose us to greater credit risk than loans secured by residential real estate, because there are fewer potential purchasers for the commercial real estate collateral, which can make liquidation more difficult in the event of default of the underlying loan. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on an individual loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2022, $543.5 million, or 28.4%, of our total loan portfolio was secured by primary and secondary liens on one-to-four family residential loans. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the borrowers’ ability to meet their loan payment obligations. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of losses due to default. A downturn in the housing market coupled with elevated unemployment rates may also result in a decline in demand for our products and services.
In addition, interest rate increases often result in larger payment requirements for our borrowers with variable rate loans, which increases the potential for default and could result in a decrease in the demand for residential loans. At the same time, the marketability of the property securing a residential loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on residential loans as borrowers refinance their loans at lower rates, which may adversely affect our business and profitability.
A significant portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment, or other commercial collateral, and the deterioration in the collateral’s value could expose us to credit losses.
As of December 31, 2022, approximately $310.1 million, or 16.2%, of loans HFI were commercial and industrial loans collateralized, in general, by general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and therefore have the potential for larger losses on an individual loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory. These types of collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries that are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices, real estate values, or liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions where our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
The allowance for loan losses represents our estimate of probable losses in our loan portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of our loan portfolio, historical loss experience, and an evaluation of current economic conditions in our market areas. As of December 31, 2022, our allowance for loan losses totaled $20.6 million, which represents approximately 1.08% of loans HFI. The actual amount of loan losses is affected by changes in economic, operating, and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. All of these factors are beyond our control, and such losses may exceed our current estimates.
Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced or greater than we anticipate. We may be required to make additional provisions for loan losses to further supplement our allowance for loan losses, due either to our management’s decision or as a regulatory requirement. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs.
Finally, the measure of our allowance for loan losses is subject to new accounting standards. FASB adopted a new accounting standard that was effective for us on January 1, 2023. This new standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This changes our historical method of providing allowances for loan losses that are probable, which could require us to increase our allowance for credit losses going forward. CECL also greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. The CECL model could create more volatility in the level of our allowance for credit losses going forward. For more information on our CECL adoption, see “Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies - Recent Accounting Pronouncements” in this Report.
As a participating lender in the PPP, we are subject to risks related to the SBA program and related PPP loans.
The CARES Act in March of 2020 and the Economic Aid Act in December of 2020 included a significant loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP. The PPP became available on April 3, 2020. Due to how quickly each act was passed and implemented, there was a significant amount of ambiguity and changes in the laws, rules, and guidance regarding requirements for eligibility, underwriting, origination, funding, and forgiveness of PPP loans, which exposes us to regulatory and legal risks relating to past noncompliance with the PPP.
We also have post-forgiveness credit risk on PPP loans if the SBA determines that there is a deficiency in the manner the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a determination by the SBA that there was a deficiency in the manner the PPP loan was originated, funded, or serviced by us, the SBA may seek to recover from us any loss related to the deficiency. In addition, we have post-forgiveness credit risk related to how forgiveness of PPP loans was handled and how the forgiveness amounts were determined. Governmental agencies have, and may continue to change the rules, create new rules, have a very detailed review process, or require additional forms or paperwork that the borrower may not complete appropriately. All of these items could negatively impact us. Governmental agencies could audit our PPP borrowers, and any allegations of fraud resulting from such audit could expose us to liability and reputational risk.
Since the commencement of the PPP, numerous other banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. We may be exposed to similar litigation from customers, non‑customers, and agents that approached us regarding PPP loans and litigation regarding our procedures for processing applications, funding PPP loans, and coordinating the forgiveness of the loans. If any such litigation is initiated against us, it may result in significant financial liability, significant litigation costs, or adversely affect our reputation.
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
The amount of our nonperforming assets may increase significantly, resulting in additional losses, costs, and expenses.
As of December 31, 2022, we had NPAs of $2.4 million, or 0.08% of assets. NPAs adversely affect our net income in various ways. We do not record interest income on OREO or on nonperforming loans, which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the market value of the collateral, which may ultimately result in a loss. An increase in the level of NPAs also increases our risk profile, which may cause our regulators to require additional amounts of capital. Finally, NPAs can take significant time and resources to resolve, causing the related costs of maintaining those assets to increase. These effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
The small to medium-sized businesses that we lend to may have fewer resources to handle adverse business developments, which may impair their ability to repay loans.
A significant portion of our business development and marketing strategy is focused on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition; may be more vulnerable to economic downturns, inflation, and labor market and supply chain constraints; may often need substantial additional capital to expand or compete; and may experience substantial volatility in operating results. Any of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents, and efforts of one individual or a small group of individuals. The death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay loans.
We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and other parties.
In deciding whether and upon what terms to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information, and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to entering into the transaction. In addition, there could be a significant breakdown or failure in our systems or processes in compiling that information, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations, or systems. Whether a misrepresentation is made by the applicant, an employee, or another third party, we generally bear the risk of loss associated with the misrepresentation. We are often contractually required to indemnify counterparties for losses caused by a material misrepresentation, and a loan subject to a material misrepresentation is typically not marketable or, if sold, is subject to repurchase. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result.
Risks Related to Interest Rates and Economic Conditions
We are subject to risks due to changing interest rates.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income represents the difference between the interest income we earn on loans, investments, and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in interest rates may impact both the level of income and expense recorded on some of our assets and liabilities and the market value of applicable interest-earning assets and interest-bearing liabilities, which could, in turn, negatively affect our net income. In a rising interest rate environment, the value of our securities AFS portfolio generally declines. As of December 31, 2022, our net unrealized loss in our securities AFS portfolio was $74.1 million due to the significant rise in interest rates during 2022. When interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, rising interest rates could increase net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2022, meaning that our assets have the opportunity to reprice at a faster pace than our liabilities. Consequently, we estimate our net interest income would increase in a rising interest rate environment and decrease in a falling interest rate environment. However, rising interest rates could decrease loan originations by decreasing loan demand and creating depository pressures for us from customers withdrawing their deposits seeking higher returns. This could result in decreasing our loan revenues, requiring us to borrow money to fund loans, or increasing the rate we pay on deposits, any of which could decrease our net interest income.
Interest rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recessions, changes in unemployment, the money supply, international disorder, and instability in domestic and foreign financial markets. Changes in the level of market interest rates affect our net yield on interest-earning assets, our cost of funds, and our loan origination volume. An increase in the general level of interest rates may, among other things, reduce the demand for loans and decrease loan repayments. Increases could also adversely affect the ability of borrowers of floating rate loans to meet their higher payment obligations, which could in turn lead to an increase in NPAs and charge-offs. A decrease in the general level of interest rates may, among other things, increase prepayments within the loan portfolio and on mortgage-backed securities within the securities portfolio, and increase competition for deposits.
Natural disasters, acts of war or terrorism, the impact of pandemics, civil unrest, and other external events could result in a disruption of our operations and increases in loan losses.
We are a community banking franchise concentrated in Louisiana. A significant portion of our business is generated from Louisiana markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes, ice storms, and other natural disasters. As of December 31, 2022, 93.4% of loans HFI were made to borrowers who reside or conduct business in Louisiana, and substantially all of our real estate loans are secured by properties located in Louisiana. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment, or income growth in any of our markets is negative or slower than projected, income levels, deposits, and real estate development could be adversely impacted, which could adversely affect our business and profitability. Additionally, our business could be adversely affected by the effects of war and international conflict, civil unrest, inflation, labor market and supply chain constraints, or a widespread outbreak of pandemics.
Further, we are monitoring the ongoing conflict between Russia and Ukraine. While we do not expect that the conflict will be directly material to us, associated effects of the geopolitical instability, such as the imposition of sanctions against Russia and Russia’s response to such sanctions (including retaliatory acts like cyber-attacks and sanctions against other countries), could adversely affect the global economy or domestic markets, including ours.
If the economies in our primary markets experience an overall decline as a result of these types of external events, demand for loans and our other products and services could be reduced. In addition, the rate of delinquencies, foreclosures, bankruptcies, and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair our borrowers’ ability to repay their loans. Such external events could, therefore, result in decreased revenue and increased loan losses for us.
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways, including demand for our products and services, inflation, and financial markets.
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the U.S. Our business environment can be impacted by uncertainty about the federal fiscal and monetary policymaking process. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Federal fiscal and monetary policymaking decisions could lead to changes in interest rates, inflation, or other economic impacts such as supply chain issues, labor market constraints, and recessions. The primary impact of continued inflation on our operations is our ability to manage the impact of changes in interest rates, which could impact the demand for our products and services. In addition, we could also experience increased operating costs related to providing our products and services as a result of continued inflation.
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
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2022, we had $392.2 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to reduced income or the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from alternative sources. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due.
Volatility in oil prices and downturns in the energy industry, particularly in Louisiana, could lead to increased credit losses in our loan portfolio.
As of December 31, 2022, we had energy loans of $36.8 million, or 1.9%, of loans HFI. We also may have indirect exposure to energy prices, as some of our non-energy customers’ businesses may be affected by volatility with the oil and gas industry and the impact of inflation on energy prices. General uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances, or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Louisiana, all of which could lead to increased credit losses in our loan portfolio.
Risks Related to Our Operations
We rely heavily on our executive management team and other key employees, and we could be adversely affected by an unexpected loss of their service.
Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate, and retain highly qualified management and employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees. Further, we may not be able to identify and hire qualified replacement personnel on terms acceptable to us, or at all, whether due to tightening labor conditions or otherwise. If we unexpectedly lose the services of one or more of our key personnel and are unable to replace them, we would also lose the benefit of their skills, knowledge of our primary markets, and years of industry experience, which could adversely affect our business and profitability.
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
It is difficult or impossible to defend against every risk posed by changing technologies and cyber-crime. Increasing sophistication of cyber-attacks makes it increasingly difficult to prevent a security breach. Controls employed by our information technology department, our other employees, and our vendors could prove inadequate. We, or any of our vendors or third-party providers, could also experience a breach due to circumstances such as intentional or negligent conduct on the part of employees or other internal and external sources, software bugs, or other technical malfunctions. Any of these threats may cause our customer accounts and financial systems to become vulnerable to takeover schemes or cyber-fraud. If personal, confidential, or proprietary information of customers, employees, or others were to be mishandled or misused by us or third parties with access to that information, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Cyber incidents could include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. A breach of our security that results in unauthorized access to our data could expose us to disruption or challenges relating to our daily operations as well as to data loss, litigation, fines, penalties, damages, inquiries, examinations, investigations, significant increases in compliance costs, and reputational damage, which could cause us to lose customers or potential customers.
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
From time to time, we are, or may be, involved in various legal matters arising in the ordinary course of business. One or more unfavorable outcomes of these ordinary course claims or litigation against us could have a material adverse effect on our business. In addition, regardless of their merits, scope, validity, or ultimate outcomes, such matters are costly, time-consuming, may result in protracted litigation or otherwise divert management’s attention, and may materially and adversely affect our reputation, even if resolved favorably.
We have a continuing need for technological improvements, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.
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
We are not registered with the SEC as an investment advisor or broker-dealer. To provide a broader range of investment products and services to our customers through our investment group, we partner with third-parties who are licensed and registered to serve in those capacities. The investment products and services provided to our customers through our investment group, by virtue of these third-party channels generally are not insured by the FDIC. Therefore, we may have exposure for illegal, negligent, fraudulent, or other acts of these investment advisors and brokers. Although we seek to limit this exposure through clear disclosure, ongoing oversight, and contractual provisions requiring indemnification, limitations of liability, insurance coverage, and other similar protections, those obligations may not always be enforceable, or our third-party service providers ultimately may not have sufficient financial strength to fully comply, all of which may increase our financial exposure and adversely affect our business.
Climate related events and legislative and societal responses regarding climate change present risks to our business.
Climate change may intensify severe weather events such as hurricanes and rainstorms that recur in our market areas, which may adversely impact our locations and business and those of our customers and suppliers. In addition, there has been an increased focus among businesses, consumers and investors regarding transitioning to renewable energy and a net zero economy. If we fail to adequately anticipate and address these changing preferences, our business could be adversely impacted. We are also subject to risks relating to potential new climate change-related legislation or regulations, which could increase our and our customers’ costs. The risks associated with these matters are continuing to evolve rapidly and the ultimate impact on our business is difficult to predict with any certainty.
Risks Related to Our Competition and Services
Our ability to attract and retain customers and maintain our reputation is critical to our growth, profitability, and market share.
We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors. Our business plan emphasizes relationship banking in order to originate loans, attract deposits, and provide other financial services. As a result, our reputation is one of the most valuable components of our business. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Credit unions have become more active through organic growth and growth through acquisitions, and their tax-exempt status may enable them to compete more effectively on rates. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory, and technological changes; and the emergence of alternative sources for financial services, including fintech companies, which could cause us to lose some of our existing customers, and we may not be successful attracting new customers. Our failure to compete effectively in our primary markets could cause us to lose market share.
We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
Our strategy is to expand market share in existing markets and engage in opportunistic new market de novo expansion, supplemented by strategic acquisitions of financial institutions in desirable geographic areas with customer-oriented, compatible philosophies. De novo expansion carries with it certain potential risks, including possibly significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking centers and successfully integrate and promote our corporate culture; poor market reception for de novo banking centers established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and additional strain on management resources and internal systems and controls.
Acquisitions typically involve the payment of a premium over book and market values; therefore, some dilution of our tangible book value and earnings per common share may occur in connection with any future acquisition. Specifically, acquisitions could result in higher than expected deposit attrition, loss of key employees, significant fair value adjustments, or other consequences that could adversely affect our business. Further, the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.
Also, as consolidation of the financial services industry continues, the number of appropriate targets may decrease and the price for potential acquisitions may increase, which could reduce our potential returns and reduce the attractiveness of these opportunities to us. In addition, we cannot provide assurance that we will be able to successfully integrate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management time, effort, and resources and may divert management’s focus from other strategic opportunities and operational matters.
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
From time to time, we implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. In doing so, we may invest significant time and resources. At the same time, we may not allocate the appropriate level of resources or expertise necessary to make these new efforts successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements, or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the ultimate implementation. Any new line of business, product, product enhancement, or service could also have a significant impact on the effectiveness of our system of internal controls and subject us to additional, unknown risks.
We may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties and exposure through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial institutions, financial service companies, or the financial services industry generally, may lead to a decline in market-wide liquidity, asset quality problems, or other problems and could lead to losses or defaults by us or by other institutions.

Risks Related to Our Financial Stability
The fair value of our investment securities can fluctuate due to factors outside of our control, which could have a material adverse effect on our business and profitability.
Factors beyond our control can significantly influence the fair value of securities in our investment portfolio, potentially resulting in adverse changes to the portfolio’s fair value. These factors include, but are not limited to, rating agency actions related to the securities, defaults by the issuer or with respect to the underlying collateral, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause OTTI, realized or unrealized losses in future periods, and declines in AOCI, which could have a material adverse effect on our business, financial condition, results of operations, and capital requirements. In addition, the process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any underlying collateral, and other relevant factors. As a result, any failure or deficiency in making these judgments could have a material adverse effect on our business and profitability.
We may need to rely on financial markets to provide needed capital in the future, and if we fail to maintain sufficient capital, we may not be able to satisfy regulatory requirements or maintain adequate protection against financial stress.
We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to satisfy our current or future regulatory capital requirements, meet our commitments, and fund our business needs and future growth. Our ability to raise additional capital depends on a number of factors, including, without limitation, our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and as such, there is no assurance we will be able to issue debt or equity securities if needed or on terms acceptable to us. If we fail to maintain capital sufficient to meet regulatory requirements, we may not be able to withstand periods of financial stress and we could be subject to enforcement actions or other regulatory consequences.
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
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain USD-LIBOR rates would cease to be published after June 30, 2023. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.
As of December 31, 2022, 2.1% of loans HFI were indexed to LIBOR with a setting that expires June 30, 2023. These loans contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable. However, the existing provisions and/or recent modifications to our documents to address the transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates. Even with provisions allowing for designation of alternative benchmarks or

“fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR.
Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders or creditors. Rather, these laws and regulations are intended to protect consumers, customers, depositors, the FDIC Deposit Insurance Fund, and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Red River Bank can pay to us and that we can pay to our shareholders, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require, require us to have an effective anti-money laundering program, and prohibit discriminatory lending practices and unfair, deceptive, or abusive acts. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, the price of our securities, and result in reputational damage. Further, any new laws, rules, and regulations could make compliance more difficult or expensive.
For additional information regarding laws and regulation to which our business is subject, see “Item 1. Business - Supervision and Regulation.
Legislative and regulatory actions taken now or in the future, may increase our costs.
Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. New proposals for legislation and regulation continue to be introduced in the U.S. Congress and by regulatory agencies that could substantially increase regulation of the financial services industry; impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, fees on products and services (including overdraft fees and NSF fees), financial product offerings, and disclosures; and have an effect on collection and bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.
Certain aspects of current or proposed regulatory or legislative changes, if enacted or adopted, may impact the profitability of our business activities by requiring more oversight or changing certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads. They also may require us to invest significant management attention and resources to make necessary operational changes to comply, which could further impact the profitability of our business activities and increase our costs.
Future changes in tax laws may have an adverse effect on our income tax expense, deferred tax balances, and the amount of taxes payable, which could have an adverse effect on our business and profitability.
New activities and expansion require regulatory approvals, and failure to obtain them may restrict our growth.
As opportunities arise, we plan to continue establishing de novo banking centers as a part of our organic growth strategy. In addition, we may complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business or open new de novo banking centers. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to open or sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. De novo expansion and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals.
Federal and state banking agencies periodically conduct examinations of our business, and our failure to comply with any supervisory actions as a result of such examinations could result in regulatory action or penalties.
As part of the bank regulatory process, the FDIC, the OFI, and the Federal Reserve periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we or the Bank were in violation of any law or regulation, such agency may take a number of different remedial actions that it deems appropriate. These actions include the power to stop any practices such agency found to be unsafe or unsound; to require affirmative action to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to direct an increase in our capital; to restrict our ability to pay dividends; to restrict our growth; to assess civil money penalties against us, the Bank, or our respective officers and directors; to remove officers and directors; and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place it into receivership or conservatorship.
We are subject to capital requirements, which may result in lower returns on equity, require us to raise additional capital, prevent us from accessing FHLB advances, limit growth opportunities, result in regulatory restrictions, or require us to commit capital resources to support the Bank.
Because we and the Bank do not intend to utilize the simplified CBLR framework, we both remain subject to rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III. The rules establish a regulatory capital standard based on common equity Tier I, require us and the Bank to satisfy a minimum capital adequacy requirement, and impose a CCB. Failure to meet the CCB will result in certain limitations on dividends, stock repurchases, and discretionary bonus payments to executive officers.
Our subsidiary, Red River Bank, is also subject to separate regulatory capital requirements imposed by the FDIC. If the Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management, and capital distributions. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For example, banking organizations experiencing significant internal growth, making acquisitions, or experiencing financial difficulties are often expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
In addition, the Federal Reserve may require us to commit capital resources to support the Bank. The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to make a capital injection to the Bank if it experiences financial distress. Such a capital injection may be required at a time when our resources are limited, and we may be required to raise additional debt or equity capital to make the required capital injection.
Additionally, depending on our capital levels, the FHLB of Dallas may reduce or eliminate entirely our total borrowing availability with it. This may come at a time when we have limited other funding options and could jeopardize our ability to originate loans, invest in securities, or meet other obligations such as repaying any potential borrowings or meeting deposit withdrawal demands, which could adversely impact our business or profitability.
Federal, state, and local consumer lending laws may restrict our ability to originate certain mortgage loans, increase our risk of liability with respect to such loans, increase the time and expense associated with the foreclosure process, or prevent us from foreclosing at all.
Certain federal, state, and local laws are intended to eliminate lending practices that are considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans. They also may cause us to reduce the average percentage rate or the points and fees on loans that we do make. Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all.
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
An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency and is subject to price fluctuations and risk of loss. There are many factors that may impact the market price and trading volume of our common stock. In particular, the realization of any of the risks described in this “Item 1A. Risk Factors” of this Report could have a material adverse effect on the market price of our common stock, causing the price of our common stock to decline. The stock market and, in particular, the market for financial institution stocks, has experienced substantial fluctuations in recent years, which in many cases has been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult for investors to sell shares at volumes, prices, or times desired and could result in a risk of loss.
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
As of December 31, 2022, our directors and executive officers beneficially owned approximately 16.9% of our issued and outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
The rights of our common shareholders may be subordinate to the holders of any debt securities or preferred stock that we may issue in the future.
As of December 31, 2022, we did not have any outstanding long-term debt. However, any future indebtedness that we may incur may be senior to our common stock. As a result, we would make payments on our potential future indebtedness before any dividends could be paid on our common stock, and, in the event of our bankruptcy, dissolution, or liquidation, the holders of our potential future indebtedness would be satisfied in full before any distributions could be made to the holders of our common stock.
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
We will remain an emerging growth company until the earliest of (1) the end of the fiscal year during which we have total annual gross revenues of $1.24 billion or more, (2) December 31, 2024, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, or (4) the date on which we are deemed to be a large accelerated filer under the Exchange Act. Investors may find our common stock less attractive if we rely on these exemptions, which may result in a less active trading market and increased volatility in our stock price.
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
Our stock repurchase program may not enhance long-term stockholder value, and stock repurchases, if any, could increase the volatility of the price of our common stock and diminish our cash reserves.
Since August 2020, we have maintained stock repurchase programs. The repurchase programs authorize us to purchase up to a set amount of our outstanding shares of common stock between specific dates. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Repurchases pursuant to our stock repurchase programs could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase programs will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities, and pay dividends, and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness. Repurchases may also be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.
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
Securities analysts may not continue coverage on us or may publish unfavorable reports, which could adversely impact the price of our common stock.
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
Risks Related to the Ongoing COVID-19 Pandemic
The COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.
The COVID-19 pandemic and related mitigation efforts have disrupted global economic activity, adversely affected the functioning of financial markets, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue or result in sustained economic stress, many of the risk factors identified in this Report could be exacerbated and such effects could have a material adverse effect on us related to credit, collateral, interest rate risk, profitability, and operations as described in the previous sections.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, Red River Bank operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. The Bank’s principal executive office is located at 1412 Centre Court Drive, Alexandria, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
As of December 31, 2022, Red River Bank owned its main office building and 21 of its banking centers. The remaining banking office facilities were subject to lease agreements. Our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
Holders of Record
As of March 3, 2023, there were approximately 264 holders of record of our common stock.
Dividends and Dividend Policy
We anticipate paying quarterly dividends on our common stock, subject to approval by our board of directors. Although we expect to pay quarterly dividends, we have no obligation to pay dividends, and we may change our dividend policy at any time without notice to our shareholders. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including: our historical and projected financial condition, liquidity, and results of operations; our capital levels and needs; any acquisitions or potential acquisitions that we are considering; contractual, statutory, and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors.
For information on regulatory restrictions on our and the Bank’s present and future ability to pay dividends, see “Item 1. Business - Supervision and Regulation - Bank Holding Company Regulation - Regulatory Restrictions on Dividends; Source of Strength” and “- Bank Regulation - Regulatory Restrictions on Dividends.”

Issuer Purchases of Equity Securities
Our purchases of shares of common stock made during the quarter consisted of stock repurchases made under our publically announced stock repurchase programs and are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)
October 1 - October 31, 2022	—	$—	—	$4,782
November 1 - November 30, 2022	—	$—	—	$4,782
December 1 - December 31, 2022	—	$—	—	$4,782
Total	—	$—	—	$4,782
(1)On February 4, 2022, we announced that our board of directors approved the renewal of the stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program, the 2022 Program, authorized us to purchase up to $5.0 million of our outstanding shares of common stock from February 4, 2022 through December 31, 2022. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions.
(2)On November 4, 2022, we announced that our board of directors approved the renewal of the 2022 Program. The renewed repurchase program, the 2023 Program, has similar terms to the 2022 Program and authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in financial condition and results of operations of Red River Bancshares, Inc. on a consolidated basis during the year ended December 31, 2022 and selected prior periods. This discussion and analysis should be read in conjunction with information presented elsewhere in this Report, including our audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. As of December 31, 2022, Red River Bank operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
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
2022 FINANCIAL AND OPERATIONAL HIGHLIGHTS
2022 was a year of unusual interest rate increases and a changing economic environment. Higher market interest rates helped us achieve net interest margin expansion and record-high earnings; however, they also created deposit pressures. In addition, we opened full-service banking centers in both New Orleans and Lafayette, substantially completed the SBA PPP, and achieved solid loan growth.
•Net income for the year ended December 31, 2022, was $36.9 million, or $5.13 diluted EPS, an increase of $4.0 million, or 12.0%, compared to $33.0 million, or $4.51 diluted EPS, for the year ended December 31, 2021.
•The return on assets was 1.18% for 2022 and 1.13% for 2021.
•The return on equity was 13.98% for 2022 and 11.21% for 2021.
•Assets decreased $142.0 million, or 4.4%, to $3.08 billion as of December 31, 2022, compared to $3.22 billion as of December 31, 2021. This decrease was primarily driven by a $111.4 million, or 3.8%, decrease in deposits for the same period due to customer deposit activity in response to the changing interest rate environment.
•Non-PPP loans HFI (non-GAAP) increased $250.0 million, or 15.0%, to $1.92 billion as of December 31, 2022, compared to $1.67 billion as of December 31, 2021. The increase in loans was due to loan activity in various markets across Louisiana. For additional information on non-GAAP financial measures, see “-Non-GAAP Financial Measures” in this Report.
•As of December 31, 2022, our participation in the SBA PPP was materially complete, and PPP loans were $14,000, which was less than 0.1% of loans HFI. As of December 31, 2021, PPP loans were $17.6 million, net of $626,000 of deferred income, or 1.0% of loans HFI. PPP loan income for 2022 was $670,000, compared to $5.8 million for 2021.
•The net interest income and net interest margin FTE increased in 2022 compared to 2021. Net interest income for 2022 was $86.6 million compared to $71.7 million for 2021. Net interest margin FTE for 2022 was 2.86% compared to 2.60% for the prior year. The net interest income and net interest margin FTE for 2022 were positively impacted by the higher interest rate environment in 2022 and an improved asset mix.
•As of December 31, 2022, total securities were $776.1 million, or 25.2% of assets, compared to $667.0 million, or 20.7% of assets, as of December 31, 2021. During the first and second quarters of 2022, we restructured the securities portfolio, which resulted in higher interest income and an improved securities yield.
•During the second quarter of 2022, management reclassified 20.5% of the securities portfolio from AFS to HTM.

•NPAs were $2.4 million, or 0.08% of assets as of December 31, 2022. As of December 31, 2022, the ALL was $20.6 million, or 1.08% of loans HFI.
•The board of directors approved changes to the 401(k) Plan. Effective April 1, 2022, employees have the opportunity to invest a portion of their 401(k) Plan funds in our common stock through a unitized fund.
•We expanded organically throughout Louisiana with the following events:
◦In our Acadiana market, in the first quarter of 2022, we opened our first Red River Bank full-service banking center in Lafayette, Louisiana. In the second quarter of 2022, we relocated the staff and services from the Lafayette LDPO to the new banking center and closed the LDPO located there.
◦In the first quarter of 2022, we purchased property in Metairie, Louisiana, a New Orleans suburb. Plans to construct a full-service banking center are in process.
◦In our New Orleans market, we remodeled and received regulatory approval on a leased banking center location in downtown New Orleans, which we opened as the Bank’s first full-service banking center in New Orleans on August 1, 2022.
◦In the fourth quarter of 2022, we finished remodeling and opened the new Red River Bank operations center building. This remodeled 21,000 square foot building is located adjacent to the Red River Bank headquarters building in Alexandria, Louisiana. This building was designed to provide an efficient and modern facility for Red River Bank operations and support departments and to improve the Red River Bank business continuity plan.
•In 2022, we paid a quarterly cash dividend of $0.07 per share, resulting in cash dividends of $0.28 per share for 2022, which was consistent with 2021. In the first quarter of 2023, we paid a quarterly cash dividend of $0.08 per share.
•In accordance with our stock repurchase program, during 2022, we repurchased 4,465 shares of our common stock at an aggregate cost of $218,000. The 2022 stock repurchase program began February 4, 2022, and expired on December 31, 2022. On November 4, 2022, our board of directors approved the renewal of our stock repurchase program for 2023. The 2023 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023.
•Various changes occurred in 2022 with the boards of directors of the Company and the Bank. John C. Simpson, Chair Emeritus, and founding director, retired from the board of directors of the Company and the Bank at the end of his term at the Company’s 2022 annual shareholder meeting on May 5, 2022. Michael D. Crowell was appointed to the boards of the Company and the Bank on February 24, 2022.
The following tables set forth selected historical consolidated financial information for each of the periods indicated. The historical financial information as of and for the years ended December 31, 2022 and 2021, except for the selected ratios, is derived from our audited consolidated financial statements included elsewhere in this Report. The historical financial information as of and for the year ended December 31, 2020, except for the selected ratios, is derived from our audited consolidated financial statements that are not included in this Report. Our historical results may not be indicative of our future performance.

	As of December 31,
(in thousands)	2022	2021	2020
Selected Period End Balance Sheet Data:
Total assets	$3,082,686	$3,224,710	$2,642,634
Interest-bearing deposits in other banks	$240,568	$761,721	$417,664
Securities available-for-sale, at fair value	$614,407	$659,178	$498,206
Securities held-to-maturity, at amortized cost	$151,683	$—	$—
Loans held for investment	$1,916,267	$1,683,832	$1,588,446
Total deposits	$2,798,936	$2,910,348	$2,340,360
Total stockholders' equity	$265,753	$298,150	$285,478

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Net Income	$36,916	$32,952	$28,145

Per Common Share Data:
Earnings per share, basic	$5.14	$4.53	$3.84
Earnings per share, diluted	$5.13	$4.51	$3.83
Book value per share	$36.99	$41.52	$38.97
Tangible book value per share(1,2)	$36.78	$41.31	$38.76
Realized book value per share(1,3)	$46.90	$42.05	$38.03
Cash dividends per share	$0.28	$0.28	$0.24
Shares outstanding	7,183,915	7,180,155	7,325,333
Weighted average shares outstanding, basic	7,180,975	7,281,136	7,322,158
Weighted average shares outstanding, diluted	7,197,453	7,299,720	7,345,045

Summary Performance Ratios:
Return on average assets	1.18%	1.13%	1.22%
Return on average equity	13.98%	11.21%	10.39%
Net interest margin	2.80%	2.54%	3.09%
Net interest margin FTE(4)	2.86%	2.60%	3.14%
Efficiency ratio(5)	56.60%	56.39%	55.77%
Loans HFI to deposits ratio	68.46%	57.86%	67.87%
Noninterest-bearing deposits to deposits ratio	38.96%	39.50%	40.32%
Noninterest income to average assets	0.60%	0.84%	1.00%
Operating expense to average assets	1.87%	1.87%	2.22%

Summary Credit Quality Ratios:
NPAs to total assets	0.08%	0.03%	0.16%
Nonperforming loans to loans HFI	0.12%	0.02%	0.21%
Allowance for loan losses to loans HFI	1.08%	1.14%	1.13%
Net charge-offs to average loans	0.02%	0.04%	0.14%

Capital Ratios:
Total stockholders’ equity to total assets	8.62%	9.25%	10.80%
Tangible common equity to tangible assets(1,6)	8.57%	9.20%	10.75%
Total risk-based capital to risk-weighted assets	17.39%	17.83%	18.68%
Tier I risk-based capital to risk-weighted assets	16.38%	16.76%	17.55%
Common equity Tier I capital to risk-weighted assets	16.38%	16.76%	17.55%
Tier I risk-based capital to average assets	10.71%	9.67%	10.92%
(1)Non-GAAP financial measure. Calculations of this measure and reconciliations to GAAP are included in “- Non-GAAP Financial Measures” in this Report. This measure has not been audited.
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

RESULTS OF OPERATIONS
Net income for the year ended December 31, 2022, was $36.9 million, or $5.13 diluted EPS, an increase of $4.0 million, or 12.0%, compared to $33.0 million, or $4.51 diluted EPS, for the year ended December 31, 2021. The increase in net income was primarily due to a $14.9 million increase in net interest income, partially offset by a $5.7 million decrease in noninterest income and a $4.4 million increase in operating expenses. The return on average assets for the year ended December 31, 2022, was 1.18%, compared to 1.13% for the prior year. The return on average equity was 13.98% for the year ended December 31, 2022, compared to 11.21% for the prior year. Our efficiency ratio for the year ended December 31, 2022, was 56.60%, compared to 56.39% for the year ended December 31, 2021.
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
The Federal Reserve sets the target federal funds rate, which is the cost of immediately available overnight funds, and influences other market rates, such as the prime rate. These market rates impact pricing of certain assets and liabilities used by financial institutions. Our net interest income and net interest margin are directly affected by these rates and their changes. Beginning March 2020, we were in a low interest rate environment that impacted both the net interest income and net interest margin FTE. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the FOMC began increasing the target federal funds rate. The FOMC increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The average effective federal funds rate was 1.68% for 2022 and 0.08% for 2021. The 2022 net interest income and net interest margin FTE were positively impacted by the higher interest rate environment in 2022 and an improved asset mix.
Net interest income for the year ended December 31, 2022, was $86.6 million, which was $14.9 million, or 20.8%, higher than $71.7 million for the year ended December 31, 2021. Net interest income increased due to a $17.0 million increase in interest and dividend income, partially offset by a $2.1 million increase in interest expense.
The increase in interest and dividend income for 2022 when compared to 2021 was primarily due to an increase in non-PPP loan income, an increase in taxable securities income, and an increase in income on short-term liquid assets, partially offset by a decrease in PPP loan income. Non-PPP loan income increased $13.0 million in 2022 primarily due to a $267.8 million, or 17.3%, increase in the average balance of non-PPP loans, when compared to 2021. Taxable securities income increased $5.0 million primarily due to a $292.3 million, or 84.8%, increase in the average balance of taxable securities to $637.2 million in 2022 from $344.9 million in 2021, due to our deployment of lower-yielding short-term liquid assets into higher-yielding taxable securities during the first half of 2022. Income on short-term liquid assets increased $4.0 million due to the FOMC’s increases to the target federal funds rate in 2022. PPP loan income decreased $5.1 million due to lower average PPP loan balances outstanding and lower fees recognized to income on PPP loans.
Interest expense increased in 2022 when compared to 2021, primarily due to an increase in the rates on interest-bearing transaction deposits. However, interest expense on time deposits decreased due to time deposits being priced downward as we adjusted rates on new and renewed time deposits in 2021.
Net interest margin FTE increased 26 bps to 2.86% for the year ended December 31, 2022, from 2.60% for the year ended December 31, 2021, primarily due to the higher interest rate environment and an improved asset mix. The FOMC’s increases to the target federal funds rate during 2022 increased the yield on short-term liquid assets by 110 bps when compared to 2021. Our deployment of lower-yielding short-term liquid assets into higher-yielding non-PPP loans and securities in 2022 also benefited the net interest margin FTE. The yield on non-PPP loans increased 12 bps due to higher loan rates on new, renewed, and floating rate loans during 2022 when compared to 2021. The yield on taxable securities also benefited from higher market interest rates on securities purchased during 2022, compared to the interest rate on taxable securities during 2021. The yield on taxable securities increased 19 bps for the year ended December 31, 2022, when compared to the year ended December 31, 2021. These increases were partially offset by a decrease in PPP loan income and a ten bp increase in the rate on interest-bearing deposits. PPP loan income decreased $5.1 million due to lower fees recognized to income on PPP loans and a lower average balance of PPP loans outstanding. The rate on interest-bearing transaction deposits increased due to rate competition for deposits that began in the second half of 2022.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the years presented:

	For the Years Ended December 31,
	2022			2021
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,816,538	$75,827	4.12%	$1,621,606	$67,923	4.14%
Securities - taxable	637,239	9,524	1.49%	344,913	4,493	1.30%
Securities - tax-exempt	210,056	4,211	2.00%	202,255	4,167	2.06%
Federal funds sold	56,958	1,091	1.89%	66,934	88	0.13%
Interest-bearing deposits in other banks	329,096	3,682	1.11%	552,501	658	0.12%
Nonmarketable equity securities	3,453	40	1.16%	3,448	10	0.28%
Total interest-earning assets	3,053,340	$94,375	3.06%	2,791,657	$77,339	2.74%
Allowance for loan losses	(19,608)			(19,155)
Noninterest-earning assets	100,543			132,611
Total assets	$3,134,275			$2,905,113
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,360,612	$4,071	0.30%	$1,210,796	$1,648	0.14%
Time deposits	329,480	3,665	1.11%	341,746	3,969	1.16%
Total interest-bearing deposits	1,690,092	7,736	0.46%	1,552,542	5,617	0.36%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,690,092	$7,736	0.46%	1,552,542	$5,617	0.36%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,161,995			1,041,238
Accrued interest and other liabilities	18,111			17,507
Total noninterest-bearing liabilities	1,180,106			1,058,745
Stockholders’ equity	264,077			293,826
Total liabilities and stockholders’ equity	$3,134,275			$2,905,113
Net interest income		$86,639			$71,722
Net interest spread			2.60%			2.38%
Net interest margin			2.80%			2.54%
Net interest margin FTE(3)			2.86%			2.60%
Cost of deposits			0.27%			0.22%
Cost of funds			0.25%			0.20%
(1)Includes average outstanding balances of loans HFS of $3.3 million and $8.6 million for the years ended December 31, 2022 and 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Excluding PPP loan income, net interest income (non-GAAP) for the year ended December 31, 2022, was $86.0 million, which was $20.0 million, or 30.4%, higher than the prior year. Also, with PPP loans excluded for the year ended December 31, 2022, the yield on non-PPP loans (non-GAAP) was 4.09%, and the net interest margin FTE (non-GAAP) was 2.84%. For the year ended December 31, 2022, PPP loans had a three bp accretive impact to the yield on loans and a two bp accretive impact to the net interest margin FTE. For further information on non-GAAP financial measures, see “- Non-GAAP Financial Measures” in this Report.

The following table presents interest income for total loans, PPP loans, total non-PPP loans (non-GAAP), as well as net interest income and net interest ratios excluding PPP loans (non-GAAP) for the years presented:

	For the Years Ended December 31,
	2022			2021
(dollars in thousands)	Average Balance Outstanding	Interest/Fee Earned	Average Yield	Average Balance Outstanding	Interest/Fee Earned	Average Yield
Loans(1,2)	$1,816,538	$75,827	4.12%	$1,621,606	$67,923	4.14%
Less: PPP loans, net
Average	4,309			77,222
Interest		44			809
Fees		626			4,964
Total PPP loans, net	4,309	670	15.54%	77,222	5,773	7.46%
Non-PPP loans (non-GAAP)(3)	$1,812,229	$75,157	4.09%	$1,544,384	$62,150	3.97%

Net interest income, excluding PPP loan income (non-GAAP)
Net interest income		$86,639			$71,722
PPP loan income		(670)			(5,773)
Net interest income, excluding PPP loan income (non-GAAP)(3)		$85,969			$65,949

Ratios excluding PPP loans, net (non-GAAP)(3)
Net interest spread			2.58%			2.25%
Net interest margin			2.79%			2.40%
Net interest margin FTE(4)			2.84%			2.46%
(1)Includes average outstanding balances of loans HFS of $3.3 million and $8.6 million for the years ended December 31, 2022 and 2021, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Non-GAAP financial measure. See also “- Non-GAAP Financial Measures” in this Report.
(4)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
The Federal Reserve is expected to raise the target federal funds rate several more times in the first half of 2023. Our balance sheet is asset sensitive and interest income on earning assets generally improves in a higher rate environment. However, we also expect additional pressure on deposit rates due to the higher rate environment and competition for deposits. As of December 31, 2022, floating rate loans were 14.5% of loans HFI, and floating rate transaction deposits were 2.6% of interest-bearing transaction deposits. In the first half of 2023, dependent upon balance sheet activity and deposit rate pressure, we expect the net interest margin and net interest income to decrease slightly.

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

	For the Years Ended December 31, 2022 vs 2021
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$8,179	$(275)	$7,904
Securities - taxable	3,808	1,223	5,031
Securities - tax-exempt	161	(117)	44
Federal funds sold	(13)	1,016	1,003
Interest-bearing deposits in other banks	(262)	3,286	3,024
Nonmarketable equity securities	—	30	30
Total interest-earning assets	$11,873	$5,163	$17,036
Interest-bearing liabilities:
Interest-bearing transaction deposits	$204	$2,219	$2,423
Time deposits	(142)	(162)	(304)
Total interest-bearing deposits	62	2,057	2,119
Other borrowings	—	—	—
Total interest-bearing liabilities	$62	$2,057	$2,119
Increase (decrease) in net interest income	$11,811	$3,106	$14,917
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
The provision expense for the year ended December 31, 2022, was $1.8 million, a decrease of $150,000 from $1.9 million for the year ended December 31, 2021. The provision for loan losses for 2022 was due to the current inflationary environment, changing monetary policy, and loan growth. The provision for loan losses in 2021 was due to the anticipated adverse effects of the COVID-19 pandemic at that time.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Noninterest income decreased $5.7 million to $18.7 million for the year ended December 31, 2022, compared to $24.5 million for the prior year. The decrease in noninterest income was due to lower mortgage loan income, lower net debit card income, higher losses on equity securities, and the loss on sale and call of securities. These decreases were partially offset by an increase in service charges on deposit accounts and brokerage income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	Increase/(Decrease)
Noninterest income:
Service charges on deposit accounts	$5,565	$4,775	$790	16.5%
Debit card income, net	3,897	4,415	(518)	(11.7)%
Mortgage loan income	3,096	8,676	(5,580)	(64.3)%
Brokerage income	3,549	3,297	252	7.6%
Loan and deposit income	1,723	1,738	(15)	(0.9)%
Bank-owned life insurance income	713	648	65	10.0%
Gain (Loss) on equity securities	(468)	(175)	(293)	(167.4)%
Gain (Loss) on sale and call of securities	(59)	194	(253)	(130.4)%
SBIC income	563	654	(91)	(13.9)%
Other income	168	271	(103)	(38.0)%
Total noninterest income	$18,747	$24,493	$(5,746)	(23.5)%
Mortgage loan income decreased $5.6 million to $3.1 million for 2022, compared to $8.7 million for 2021 due to rising mortgage interest rates and home prices, as well as limited housing stock available for purchase in 2022. In 2021, mortgage loan activity and income benefited from a low mortgage interest rate environment and adjusted mortgage loan fees.
Debit card income, net, decreased $518,000 to $3.9 million for 2022, compared to $4.4 million for 2021. The decrease was primarily related to higher debit card expense as a result of upgrading our debit card stock in the first quarter of 2022 and higher debit card processing expenses.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to fluctuations in market rates between periods, equity securities had a loss of $468,000 in 2022, compared to a $175,000 loss in 2021.
The loss on the sale and call of securities was $59,000 for 2022. This consisted of a net loss of $114,000 as a result of portfolio restructuring transactions to improve the structure and yield of the portfolio, offset by a $55,000 gain from municipal securities being called in 2022. In 2021, the gain on the sale and call of securities was $194,000, as a result of portfolio restructuring transactions to improve the structure and yield of the portfolio.
Service charges on deposit accounts increased $790,000 to $5.6 million for 2022, compared to $4.8 million for 2021. The increase was due to a larger number of non-sufficient fund transactions and related fee income in 2022.
Brokerage income increased $252,000 to $3.5 million for 2022, compared to $3.3 million for 2021. The increase was primarily due to funds invested by new clients. Assets under management were $915.1 million and $787.1 million as of December 31, 2022 and 2021, respectively.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Operating expenses increased $4.4 million to $58.7 million for the year ended December 31, 2022, compared to $54.3 million for the year ended December 31, 2021. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, other taxes, other business development expenses, and legal and professional expenses. These increases were partially offset by lower loan and deposit expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	Increase (Decrease)
Operating expenses:
Personnel expenses	$34,560	$32,449	$2,111	6.5%
Non-staff expenses:
Occupancy and equipment expenses	6,109	5,443	666	12.2%
Technology expenses	2,763	2,810	(47)	(1.7)%
Advertising	1,134	921	213	23.1%
Other business development expenses	1,645	1,169	476	40.7%
Data processing expense	2,093	1,982	111	5.6%
Other taxes	2,714	2,082	632	30.4%
Loan and deposit expenses	659	1,016	(357)	(35.1)%
Legal and professional expenses	1,997	1,683	314	18.7%
Regulatory assessment expense	1,058	933	125	13.4%
Other operating expenses	3,923	3,767	156	4.1%
Total operating expenses	$58,655	$54,255	$4,400	8.1%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $2.1 million to $34.6 million for 2022 compared to $32.4 million for 2021. This increase was primarily due to having a full year of expenses for new staff added in the fourth quarter of 2021 in our New Orleans market, as well as additional staff in our existing markets. This increase was partially offset by lower commission compensation in 2022 due to lower mortgage loan activity, when compared to 2021. Due to an increase in open positions in late 2022, we had 351 and 358 total employees as of December 31, 2022 and 2021, respectively.
Occupancy and equipment expenses increased $666,000 to $6.1 million for 2022 compared to $5.4 million for 2021. This increase was primarily the result of expansion in our newer markets in the second half of 2021 and throughout 2022.
Other taxes increased $632,000 to $2.7 million for 2022 compared to $2.1 million for 2021. This increase was due to a $635,000 increase in the State of Louisiana’s bank stock tax resulting from higher deposit account balances, higher net income for the applicable tax years, and a higher tax rate. This new rate will also be applicable for 2023.
Other business development expenses increased $476,000 to $1.6 million for 2022 compared to $1.2 million for 2021. This increase was primarily the result of higher CRA related contributions and community sponsorships combined with a full year of business development expense in our New Orleans market.
Legal and professional expenses increased $314,000 to $2.0 million for 2022 compared to $1.7 million for 2021. This increase was primarily due to higher professional fees, auditing fees, and public company expenses due to organizational growth, partially offset by lower attorney fees as a result of the completion of various legal matters.
Loan and deposit expenses decreased $357,000 to $659,000 for 2022 compared to $1.0 million for 2021. The decrease in loan expenses was primarily due to lower mortgage loan activity as well as lower loan expenses, which were impacted by the higher interest rate environment in 2022. Deposit expenses decreased due to receipt of a $122,000 negotiated, variable rebate from a vendor in the first quarter of 2022.
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
Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, life insurance policies, and the income tax effects associated with stock-based compensation. The CARES Act passed in March of 2020, with certain provisions expiring in 2021 and 2022, did not have a material impact on our income tax expense or our effective tax rate for the years ended December 31, 2022 and 2021.
For the years ended December 31, 2022 and 2021, income tax expense totaled $8.1 million and $7.1 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. The effective income tax rate for 2022 was 17.9%, compared to 17.7% for 2021.

FINANCIAL CONDITION
General
As of December 31, 2022, assets were $3.08 billion, which was $142.0 million, or 4.4%, lower than assets of $3.22 billion as of December 31, 2021, primarily due to a decrease in deposits. Total deposits decreased $111.4 million, or 3.8%, to $2.80 billion as of December 31, 2022, from $2.91 billion as of December 31, 2021. During 2022, we made several changes to the asset mix, including deploying short-term liquid assets into loans and the securities portfolio, as well as restructuring the securities portfolio. Loans HFI increased $232.4 million, or 13.8%, which included a $250.0 million, or 15.0%, increase in non-PPP loans compared to December 31, 2021. Due to securities purchased in the first half of 2022, total securities increased $109.0 million, or 16.3%, to $776.1 million, and were 25.2% of assets as of December 31, 2022. As a result of the increase in loans and securities, interest-bearing deposits in other banks decreased $521.2 million, or 68.4%, to $240.6 million and were 7.8% of assets as of December 31, 2022. Stockholders’ equity decreased $32.4 million during 2022 to $265.8 million as of December 31, 2022, primarily due to a $67.4 million decrease in AOCI related to securities partially offset by $36.9 million of net income. As of December 31, 2022, the loans HFI to deposits ratio was 68.46%, compared to 57.86% as of December 31, 2021, and the noninterest-bearing deposits to total deposits ratio was 38.96%, compared to 39.50% as of December 31, 2021.
Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of December 31, 2022. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. Starting during the COVID-19 pandemic, which began in the first quarter of 2020, and continuing into the first quarter of 2022, interest-bearing deposits in other banks had become the second-largest component of earning assets as deposit growth exceeded loan growth. During 2022, we deployed excess liquidity into loans and securities, with most securities purchases and sales occurring during the first half of 2022. As of December 31, 2022, interest-bearing deposits in other banks were $240.6 million and were 7.8% of assets, a decrease of $521.2 million, or 68.4%, compared to $761.7 million and 23.6% of assets as of December 31, 2021.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of December 31, 2022, our total securities portfolio was 25.2% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities were $766.1 million as of December 31, 2022, an increase of $106.9 million, or 16.2%, from $659.2 million as of December 31, 2021.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2022, the estimated fair value of securities AFS was $614.4 million. The net unrealized loss on securities AFS increased $69.4 million for the year ended December 31, 2022, resulting in a net unrealized loss of $74.1 million as of December 31, 2022.
Over the past year, due to the increase in our securities portfolio size, the current and projected balance sheet mix and growth, cash flows, and available liquidity sources, we evaluated transferring selected securities from AFS to HTM. In the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, or 20.5% of the securities portfolio, from AFS to HTM. Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2022, the amortized cost of securities HTM was $151.7 million.
Investment activity for the year ended December 31, 2022, included $313.5 million of securities purchased, partially offset by $31.8 million in sales and $87.1 million in maturities, principal repayments, and calls. There were no purchases or sales of securities HTM for the same period.
Securities AFS purchased for the year ended December 31, 2022, primarily consisted of $159.8 million in U.S. Treasury securities and $139.1 million in mortgage-backed securities. The U.S. Treasury securities purchased had a yield of 1.78% and an average life of 1.85 years, and the mortgage-backed securities had a yield of 1.78% and an average life of 3.63 years. As of December 31, 2022, the overall price risk of the securities AFS and securities HTM portfolio in the applicable scenario decreased 190 bps, compared to December 31, 2021, primarily due to the short-term U.S. Treasury securities purchased in the first and second quarters of 2022.
During the first six months of 2022, we reallocated $260.5 million from overnight funds yielding 0.39% to securities AFS yielding 1.80% and purchased $53.0 million of securities yielding 1.91% as we reinvested cash flows from the securities portfolio. In the third and fourth quarters of 2022, we did not engage in any purchases or sales transactions; however, we will continue to evaluate future transactions.
The securities AFS portfolio tax-equivalent yield was 1.75% for the year ended December 31, 2022, compared to 1.79% for the year ended December 31, 2021. The yield remained fairly consistent due to the timing of purchases in 2022.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of December 31, 2022, the average life of our securities portfolio was 6.8 years with an estimated effective duration of 5.0 years. As of December 31, 2021, the average life of our securities portfolio was 4.9 years with an estimated effective duration of 4.1 years. Both the average life and the effective duration increased due to the increase in market rates and the resulting impact on mortgage-backed securities and our callable municipal securities.
The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. As of December 31, 2022, the net unrealized loss of the securities AFS portfolio was $74.1 million, an increase of $69.4 million, compared to a net unrealized loss of $4.8 million as of December 31, 2021. This change is attributed to a significant increase in market rates, which resulted in lower prices on securities and therefore an overall lower market value of the portfolio.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of December 31, 2022, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—

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

	Contractual Maturity as of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$493	1.18%	$1,348	2.10%	$58,204	1.50%	$180,936	1.61%	$240,981	1.59%
Municipal bonds	5,474	1.09%	18,292	1.48%	16,848	2.42%	143,478	2.08%	184,092	2.03%
U.S. Treasury securities	82,323	1.50%	88,155	1.40%	—	—%	—	—%	170,478	1.45%
U.S. agency securities	1,977	0.65%	3,423	2.40%	2,936	1.73%	10,520	2.09%	18,856	1.94%
Total Securities AFS	$90,267	1.46%	$111,218	1.45%	$77,988	1.71%	$334,934	1.83%	$614,407	1.70%
(1)Tax equivalent projected book yield as of December 31, 2022.

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

	Contractual Maturity as of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$150,771	2.51%	$150,771	2.51%
U.S. agency securities	—	—%	—	—%	912	2.61%	—	—%	912	2.61%
Total Securities HTM	$—	—%	$—	—%	$912	2.61%	$150,771	2.51%	$151,683	2.51%
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
Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2021, equity securities had a fair value of $7.8 million with a recognized loss of $175,000 for the year ended December 31, 2021. In April 2022, we liquidated all shares invested in this fund and recorded a loss of $447,000 from January 1, 2022, through the date of liquidation. In December 2022, we purchased shares in this fund. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of December 31, 2022, loans HFI were $1.92 billion, an increase of $232.4 million, or 13.8%, compared to $1.68 billion as of December 31, 2021.
As of December 31, 2022, our participation in the SBA PPP was materially complete, and PPP loans totaled $14,000.
As of December 31, 2022, non-PPP loans HFI (non-GAAP) were $1.92 billion, an increase of $250.0 million, or 15.0%, from December 31, 2021. The increase in non-PPP loans HFI (non-GAAP) was due to loan activity in various markets across Louisiana. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “- Non-GAAP Financial Measures” in this Report.

Loans by Category
Loans HFI by category, non-PPP loans HFI (non-GAAP), and loans HFS are summarized below as of the dates indicated:

	December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$794,723	41.5%	$670,293	39.8%
One-to-four family residential	543,511	28.4%	474,420	28.2%
Construction and development	157,364	8.2%	106,339	6.3%
Commercial and industrial	310,053	16.2%	311,373	18.5%
SBA PPP, net of deferred income	14	—%	17,550	1.0%
Tax-exempt	83,166	4.3%	80,726	4.8%
Consumer	27,436	1.4%	23,131	1.4%
Total loans HFI	$1,916,267	100.0%	$1,683,832	100.0%
Total non-PPP loans HFI (non-GAAP) (1)	$1,916,253		$1,666,282
Total loans HFS	$518		$4,290
(1)Non-GAAP financial measure. For calculations and reconciliations to GAAP of non-GAAP financial measures, see “- Non-GAAP Financial Measures” in this Report.
Commercial Real Estate Loans. Commercial real estate loans are primarily made for commercial property that is owner occupied as well as commercial property owned by real estate investors. Real estate securing these loans includes many property types, such as retail centers, nursing homes, offices and office buildings, medical facilities, warehouses, churches and related facilities, production facilities, and multifamily properties. Commercial real estate loans increased $124.4 million, or 18.6%, to $794.7 million as of December 31, 2022, from $670.3 million as of December 31, 2021.
Non-owner occupied commercial real estate loans were $401.3 million, or 20.9% of loans HFI, and represented 116.4% of the Bank’s total risk-based capital as of December 31, 2022. The owner occupied and non-owner occupied components of the commercial real estate portfolio are summarized below:

	December 31,
	2022		2021
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Commercial real estate
Owner occupied	$393,404	20.6%	$331,152	19.7%
Non-owner occupied	401,319	20.9%	339,141	20.1%
Total commercial real estate	$794,723	41.5%	$670,293	39.8%
One-to-Four Family Residential Loans. One-to-four family residential loans are predominantly first lien mortgage loans secured by owner occupied one-to-four family residential properties. One-to-four family residential loans increased $69.1 million, or 14.6%, to $543.5 million as of December 31, 2022, compared to $474.4 million as of December 31, 2021.
Construction and Development Loans. The construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Construction and development loans increased $51.0 million, or 48.0%, to $157.4 million as of December 31, 2022, compared to $106.3 million as of December 31, 2021.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including, but not limited to, inventory, equipment, capital expansion, and working capital enhancement. Collateral typically includes a lien on general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate. A personal guaranty is generally obtained from the borrower or principal. Commercial and industrial loans decreased $1.3 million, or 0.4%, to $310.1 million as of December 31, 2022, from $311.4 million as of December 31, 2021.
SBA PPP, Net of Deferred Income. SBA PPP loans were made to small businesses and other entities and individuals according to the criteria set forth by the CARES Act in March 2020. These loans were guaranteed by the SBA, had a 24-

or 60-month term at an interest rate of 1.0%, and were subject to forgiveness by the SBA dependent upon meeting eligibility requirements.
Tax-Exempt Loans. Tax-exempt loans are made to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans are typically secured by and paid for by ad valorem taxes. Tax-exempt loans increased $2.4 million, or 3.0%, to $83.2 million as of December 31, 2022, compared to $80.7 million as of December 31, 2021.
Consumer Loans. Consumer loans are made to individuals for personal, family, and household purposes and include secured and unsecured installment and term loans. Consumer loans are offered as an accommodation to existing customers and are not marketed to persons without a pre-existing relationship with us.
Industry Concentrations
The North American Industry Classification System is an industry classification system used to categorize loans by the borrower’s type of business. Industry concentrations stated as a percentage of loans HFI are presented below:

December 31, 2022
Health care	8.4%
Investor one-to-four family and multifamily	4.8%
Retail trade	4.0%
Construction	3.8%
Hospitality services	3.4%
Public administration	2.8%
Finance and insurance	2.2%
Energy	1.9%
Religious and other nonprofit	1.5%
Manufacturing	1.2%
All other	66.0%
Total loans HFI by industry concentration	100.0%
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of December 31, 2022, health care loans were $160.3 million, or 8.4% of loans HFI, compared to $141.0 million, or 8.4% of loans HFI, as of December 31, 2021. The average health care loan size was $338,000 as of December 31, 2022, and $288,000 as of December 31, 2021. Within the health care sector, loans to nursing and residential care facilities were 4.4% of loans HFI as of December 31, 2022, and 3.6% as of December 31, 2021. Loans to physician and dental practices were 3.9% of loans HFI as of December 31, 2022, and 4.7% as of December 31, 2021.

Geographic Markets
As of December 31, 2022, Red River Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	December 31, 2022
(dollars in thousands)	Amount	Percent of Loans HFI
Central	$608,040	31.7%
Capital	520,029	27.1%
Northwest	371,716	19.4%
Southwest	149,549	7.8%
Northshore	133,195	7.0%
New Orleans	79,096	4.1%
Acadiana	54,642	2.9%
Total loans HFI	$1,916,267	100.0%
Loan Portfolio Maturity Analysis
The maturity distribution for loans HFI are summarized below:

	December 31, 2022
(dollars in thousands)	Within One Year	After One Year but Within Five Years	After Five Years but Within 15 Years	After 15 Years	Total
Real estate:
Commercial real estate	$55,946	$382,228	$354,896	$1,653	$794,723
One-to-four family residential	33,983	112,091	327,473	69,964	543,511
Construction and development	79,485	41,497	36,382	—	157,364
Commercial and industrial	105,126	160,149	44,705	73	310,053
SBA PPP, net of deferred income	—	14	—	—	14
Tax-exempt	1,047	14,826	49,032	18,261	83,166
Consumer	8,516	18,060	712	148	27,436
Total loans HFI	$284,103	$728,865	$813,200	$90,099	$1,916,267
Fixed and Floating Rate Loans
The dollar amount, as of December 31, 2022, of fixed and floating rate loans HFI that mature after December 31, 2023, are presented in the following table:

	December 31, 2022
(dollars in thousands)	Fixed Rate Loans	Floating Rate Loans	Total
Real estate:
Commercial real estate	$705,560	$33,217	$738,777
One-to-four family residential	497,422	12,106	509,528
Construction and development	56,579	21,300	77,879
Commercial and industrial	133,133	71,794	204,927
SBA PPP, net of deferred income	14	—	14
Tax-exempt	82,119	—	82,119
Consumer	16,612	2,308	18,920
Total	$1,491,439	$140,725	$1,632,164

LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of December 31, 2022, 2.1% of our loans HFI were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate.
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
NPAs totaled $2.4 million as of December 31, 2022, an increase of $1.4 million, or 141.7%, from $979,000 as of December 31, 2021. The increase was primarily due to additional loans placed on nonaccrual status, offset by payments on nonaccrual loans, the sale of foreclosed assets during the year, and a loan that returned to accrual status. The ratio of NPAs to assets was 0.08% as of December 31, 2022, compared to 0.03% as of December 31, 2021.
Nonperforming loan and asset information is summarized below:

	December 31,
(dollars in thousands)	2022	2021
Nonperforming loans:
Nonaccrual loans	$2,364	$280
Accruing loans 90 or more days past due	2	39
Total nonperforming loans	2,366	319
Foreclosed assets:
Real estate	—	660
Total foreclosed assets	—	660
Total NPAs	$2,366	$979

Troubled debt restructurings:(1)
Nonaccrual loans	$165	$—
Performing loans	4,155	3,944
Total TDRs	$4,320	$3,944

Nonaccrual loans to loans HFI	0.12%	0.02%
Nonperforming loans to loans HFI(1)	0.12%	0.02%
NPAs to assets	0.08%	0.03%
(1)Troubled debt restructurings – nonaccrual and accruing loans 90 or more days past due are included in the respective components of nonperforming loans.

Nonaccrual loans are summarized below by category:

	December 31,
(in thousands)	2022	2021
Real estate:
Commercial real estate	$720	$51
One-to-four family residential	243	216
Construction and development	9	—
Commercial and industrial	1,291	13
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	101	—
Total nonaccrual loans	$2,364	$280
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
Loans classified as loss are considered uncollectible and charged-off to the allowance for loan losses.
Loans HFI are summarized below by risk category:

	December 31, 2022
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$786,394	$5,759	$2,570	$—	$—	$794,723
One-to-four family residential	542,112	62	1,337	—	—	543,511
Construction and development	157,355	—	9	—	—	157,364
Commercial and industrial	297,152	11,428	1,473	—	—	310,053
SBA PPP, net of deferred income	14	—	—	—	—	14
Tax-exempt	83,166	—	—	—	—	83,166
Consumer	27,298	—	138	—	—	27,436
Total loans HFI	$1,893,491	$17,249	$5,527	$—	$—	$1,916,267
% of loans HFI	98.8%	0.9%	0.3%	—%	—%	100.0%

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
As of December 31, 2022, the allowance for loan losses was $20.6 million, or 1.08%, of loans HFI. As of December 31, 2021, the allowance for loan losses was $19.2 million, or 1.14%, of loans HFI. The $1.5 million increase in the allowance for loan losses for the year ended December 31, 2022, was due to $1.8 million from the provision for loan losses, partially offset by $298,000 of net charge-offs.
The provision for loan losses for the year ended December 31, 2022, was $1.8 million, a decrease of $150,000 from $1.9 million for the year ended December 31, 2021. The provision for loan losses for 2022 was due to the current inflationary environment, changing monetary policy, and loan growth. The provision for loan losses in 2021 was due to the anticipated adverse effects of the COVID-19 pandemic at that time.
Net charge-offs for the year ended December 31, 2022, were $298,000, a decrease of $377,000 from $675,000 for the year ended December 31, 2021. The ratio of net charge-offs to average loans HFI was 0.02% and 0.04% for the years ended December 31, 2022 and 2021, respectively. The 2022 results were primarily due to the charge-off of $433,000 of consumer overdrafts. The 2021 results were primarily due to the charge-off of $515,000 of nonaccrual loans.
CECL was effective for us on January 1, 2023. The CECL allowance model, prescribed by ASU No. 2016-13, requires measurement of expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. This model replaced the incurred loss model. We expect the adoption of CECL on January 1, 2023, to result in a combined 3.5% increase in our allowance for credit losses and allowance for unfunded commitments. Refer to “Item 8. Financial Statements and Supplementary Data - Note 1 - Significant Accounting Policies - Recent Accounting Pronouncements” for more information on ASU No. 2016-13.

The following table displays activity in the allowance for loan losses for the periods shown:

	As of and for the Years Ended December 31,
(dollars in thousands)	2022	2021
Loans HFI	$1,916,267	$1,683,832
Nonaccrual loans	$2,364	$280
Average loans	$1,816,538	$1,621,606

Allowance for loan losses at beginning of period	$19,176	$17,951
Provision for loan losses	1,750	1,900
Charge-offs:
Real estate:
Commercial real estate	—	(450)
One-to-four family residential	—	(10)
Construction and development	(18)	—
Commercial and industrial	(39)	(74)
Consumer	(490)	(351)
Total charge-offs	(547)	(885)
Recoveries:
Real estate:
Commercial real estate	1	—
One-to-four family residential	11	18
Construction and development	18	2
Commercial and industrial	86	27
Consumer	133	163
Total recoveries	249	210
Net (charge-offs)/recoveries	(298)	(675)
Allowance for loan losses at end of period	$20,628	$19,176

Allowance for loan losses to loans HFI	1.08%	1.14%
Allowance for loan losses to nonaccrual loans	872.59%	6,848.57%
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

The following table displays the allocation of the allowance for loan losses among the loan classifications as of the dates indicated. The allocations shown below should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in the future will necessarily occur in these amounts or in the indicated proportions. The total allowance for loan losses is available to absorb losses from any loan classification.

	December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$7,720	37.4%	$6,749	35.2%
One-to-four family residential	5,682	27.6%	5,375	28.0%
Construction and development	1,654	8.0%	1,326	6.9%
Commercial and industrial	4,350	21.1%	4,440	23.2%
SBA PPP, net of deferred income	—	0.0%	25	0.1%
Tax-exempt	751	3.6%	749	3.9%
Consumer	471	2.3%	512	2.7%
Total allowance for loan losses	$20,628	100.0%	$19,176	100.0%
The following table displays the ratio of net charge-offs to average loans HFI outstanding by category for the periods shown:

	For the Years Ended December 31,
	2022	2021
Real estate:
Commercial real estate	—%	0.03%
One-to-four family residential	—%	—%
Construction and development	—%	—%
Commercial and industrial	—%	—%
SBA PPP, net of deferred income	—%	—%
Tax-exempt	—%	—%
Consumer	0.02%	0.01%
Total net charge-offs to average loans HFI	0.02%	0.04%
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
Total deposits decreased $111.4 million, or 3.8%, to $2.80 billion as of December 31, 2022, from $2.91 billion as of December 31, 2021. The decrease in deposits was primarily a result of expected customer deposit account activity and customer response to the changing interest rate environment. Noninterest-bearing deposits decreased $59.1 million, or 5.1%, during 2022 to $1.09 billion as of December 31, 2022. Noninterest-bearing deposits as a percentage of total deposits were 38.96% as of December 31, 2022, compared to 39.50% as of December 31, 2021. Interest-bearing deposits decreased $52.3 million, or 3.0%, during 2022 to $1.71 billion as of December 31, 2022, with the largest decrease in money market accounts.

The following table presents our deposits by account type as of the dates indicated:

	December 31, 2022		December 31, 2021		Change from December 31, 2021 to December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$1,090,539	39.0%	$1,149,672	39.5%	$(59,133)	(5.1)%
Interest-bearing deposits:
Interest-bearing demand deposits	89,144	3.2%	—	—%	89,144	100.0%
NOW accounts	503,308	18.0%	503,383	17.3%	(75)	—%
Money market accounts	578,161	20.6%	733,044	25.2%	(154,883)	(21.1)%
Savings accounts	195,479	7.0%	191,076	6.5%	4,403	2.3%
Time deposits less than or equal to $250,000	250,875	8.9%	243,596	8.4%	7,279	3.0%
Time deposits greater than $250,000	91,430	3.3%	89,577	3.1%	1,853	2.1%
Total interest-bearing deposits	$1,708,397	61.0%	$1,760,676	60.5%	(52,279)	(3.0)%
Total deposits	$2,798,936	100.0%	$2,910,348	100.0%	$(111,412)	(3.8)%
The following table presents deposits by customer type as of the dates indicated:

	December 31, 2022		December 31, 2021		Change from December 31, 2021 to December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Consumer	$1,341,312	47.9%	$1,400,369	48.1%	$(59,057)	(4.2%)
Commercial	1,231,949	44.0%	1,283,992	44.1%	(52,043)	(4.1%)
Public	225,675	8.1%	225,987	7.8%	(312)	(0.1%)
Total deposits	$2,798,936	100.0%	$2,910,348	100.0%	$(111,412)	(3.8%)
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
Our average deposit balance was $2.85 billion for the year ended December 31, 2022, an increase of $258.3 million, or 10.0%, from $2.59 billion for the year ended December 31, 2021. For 2022, average public entity deposits were 6.5% of average total deposits. The average cost of interest-bearing deposits and total deposits for 2022 was 0.46% and 0.27%, respectively, compared to 0.36% and 0.22% for 2021, respectively. The increase in the average cost of interest-bearing deposits and total deposits in 2022 as compared to 2021 was due to rate competition for deposits that began in the second half of 2022. Also, as of December 31, 2022, 2.6% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Years Ended December 31,
	2022		2021
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,161,995	0.00%	$1,041,238	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	10,579	2.93%	—	0.00%
NOW accounts	464,699	0.26%	398,620	0.07%
Money market accounts	687,699	0.34%	638,137	0.19%
Savings accounts	197,635	0.11%	174,039	0.10%
Time deposits	329,480	1.11%	341,746	1.16%
Total interest-bearing deposits	1,690,092	0.46%	1,552,542	0.36%
Total average deposits	$2,852,087	0.27%	$2,593,780	0.22%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $975.1 million and $1.22 billion at December 31, 2022 and 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	December 31, 2022
Three months or less	$4,084
Over three months through six months	15,628
Over six months through 12 months	13,662
Over 12 months	14,056
Total	$47,430
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of December 31, 2022 or 2021.

Federal Home Loan Bank Advances. We utilize the FHLB of Dallas as needed as a funding source. As of December 31, 2022 and 2021, our total FHLB of Dallas line availability was $875.8 million and $748.6 million, respectively. This line is secured by a blanket floating lien on selected Red River Bank loans that meet FHLB of Dallas collateral requirements. At various times, we may obtain letters of credit from the FHLB of Dallas as collateral for our public entity deposits. As of December 31, 2022 and 2021, we held unfunded letters of credit from the FHLB of Dallas in the amount of $100.9 million and $143.8 million, respectively. As of December 31, 2022 and 2021, we had net borrowing capacity of $774.9 million and $604.8 million, respectively, under this arrangement.
Other Borrowings. We may also utilize federal funds from various correspondent financial institutions as a source of short-term funding. As of December 31, 2022 and 2021, we had $95.0 million in federal funds lines available from these funding sources. We had no outstanding balances on these lines during 2022 or 2021.
Hancock Whitney Bank Line of Credit. We maintain a revolving line of credit at Hancock Whitney Bank collateralized by 100.0% of the stock of Red River Bank. As of December 31, 2022 and 2021, total borrowing capacity was $6.0 million under this arrangement. We had no outstanding balances on this line during 2022 or 2021.
Stockholders’ Equity
Total stockholders’ equity as of December 31, 2022, was $265.8 million, compared to $298.2 million as of December 31, 2021, a decrease of $32.4 million, or 10.9%. This decrease was attributable to a $67.4 million, net of tax, market adjustment to AOCI related to securities, $2.0 million in cash dividends, and the repurchase of 4,465 shares of common stock for $218,000, partially offset by $36.9 million of net income for the year ended December 31, 2022, and $274,000 of stock compensation.
During the second quarter of 2022, we reclassified certain securities from AFS to HTM. Such transfers are made at fair value on the date of transfer. The net unrealized holding loss on the date of transfer is retained, net of tax, in AOCI, with no immediate change to the total balance in AOCI. The unrealized holding loss will be amortized over the remaining life of the securities.
At the date of transfer, the net unamortized, unrealized loss on the transferred securities included in the consolidated balance sheets totaled $17.9 million, of which $14.2 million, net of tax, was included in AOCI. As of December 31, 2022, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $16.0 million, of which $12.6 million, net of tax, was included in AOCI.
On February 4, 2022, our board of directors approved the renewal of the stock repurchase program that was completed in the fourth quarter of 2021 after reaching the purchase limit. The renewed repurchase program, the 2022 Program, authorized us to purchase up to $5.0 million of our outstanding shares of common stock from February 4, 2022 through December 31, 2022. For the year ended December 31, 2022, we repurchased 4,465 shares of our common stock at an aggregate cost of $218,000. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions.
On November 4, 2022, our board of directors approved the renewal of the 2022 Program that expired on December 31, 2022. The renewed repurchase program, the 2023 Program, authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. Repurchases may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or results of operations.
Regulatory Capital Requirements
Capital management consists of maintaining equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, bank holding companies and FDIC-insured depository institutions are required to maintain minimum capital relative to the amount and types of assets they hold.
For additional information on regulatory capital guidelines and limits for Red River Bank and Red River Bancshares, Inc., see “Item 8. Financial Statements and Supplementary Data - Note 14. Regulatory Capital Requirements.”
Red River Bank is subject to various capital requirements administered by the FDIC, including Basel III capital guidelines. It is management’s belief that, as of December 31, 2022 and 2021, the Bank met all capital adequacy requirements.
The Economic Growth Act, which was signed into law in May 2018, provides, among other items, certain targeted modifications to prior financial services reform regulatory requirements. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, we have received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022, the last applicable measurement date, we had more than $3.0 billion in assets. Therefore, effective January 1, 2023, we expect to no longer receive any benefits under the Policy Statement and will be subject to the same Basel III minimum capital requirements on a consolidated basis that Red River Bank is subject to.
As we deploy our capital and continue to grow our operations, our capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents our regulatory capital ratios, as well as those for Red River Bank, as of the dates indicated:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Red River Bancshares, Inc.
Total Risk-Based Capital	$356,001	17.39%	$319,553	17.83%
Tier I Risk-Based Capital	$335,373	16.38%	$300,377	16.76%
Common Equity Tier I Capital	$335,373	16.38%	$300,377	16.76%
Tier I Leverage Capital	$335,373	10.71%	$300,377	9.67%

Red River Bank
Total Risk-Based Capital	$344,867	16.85%	$305,771	17.06%
Tier I Risk-Based Capital	$324,239	15.84%	$286,595	15.99%
Common Equity Tier I Capital	$324,239	15.84%	$286,595	15.99%
Tier I Leverage Capital	$324,239	10.35%	$286,595	9.23%
Another significant provision of the Economic Growth Act was the directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% for 2020 and 8.50% for 2021 as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of December 31, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2022 and 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
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
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $258.3 million, or 10.0%, for the year ended December 31, 2022, compared to the average deposits for the year ended December 31, 2021. Our average total loans increased $194.9 million, or 12.0%, for the year ended December 31, 2022, compared to average total loans for the year ended December 31, 2021.
Core deposits, which are total deposits excluding time deposits greater than $250,000, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in each of our markets is vital to assuring our liquidity.
Our securities AFS portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of December 31, 2022. Securities generate cash flow through principal repayments, calls, and maturities, and they generally have readily available markets that allow for their conversion to cash. As of December 31, 2022, securities AFS totaled $614.4 million, or 19.9% of assets, compared to $659.2 million, or 20.4% of assets as of December 31, 2021. However, certain investments within our securities AFS portfolio are also used to secure specific deposit types, such as public entity deposits, which impacts their liquidity. As of December 31, 2022, securities AFS with a carrying value of $156.7 million, or 25.5% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities AFS with a carrying value of $118.6 million, or 18.0% of the securities AFS portfolio, similarly pledged as of December 31, 2021. This increase of $38.1 million, or 32.1%, was primarily the result of utilizing securities to replace FHLB of Dallas letters of credit as pledged collateral, combined with an increase in several public entity deposit accounts that occurred during 2022. During the second quarter of 2022, we reclassified $166.3 million, or 20.5% of the securities portfolio, from AFS to HTM. Significant limitations exist for selling debt securities classified as HTM; therefore, they are excluded from liquidity sources. For additional information, see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Securities - Securities AFS and Securities HTM.”
Interest-bearing deposits in other banks are our main source of meeting daily liquidity needs and were our third-largest component of assets as of December 31, 2022. Interest-bearing deposits in other banks were $240.6 million, or 7.8% of assets, as of December 31, 2022, compared to $761.7 million, or 23.6% of assets, as of December 31, 2021. The decrease of $521.2 million, or 68.4%, was primarily a result of deploying funds into securities and loans, combined with an outflow of deposits, during 2022.
We also utilize the FHLB of Dallas as needed as a viable funding source. FHLB of Dallas advances may be used to meet short-term liquidity needs, particularly if the prevailing interest rate on an FHLB of Dallas advance compares favorably to the rates that would be required to attract the necessary deposits. As of December 31, 2022 and 2021, our total borrowing availability from the FHLB of Dallas was $875.8 million and $748.6 million, respectively. At various times, we may obtain letters of credit from the FHLB of Dallas as collateral for our public entity deposits. As of December 31, 2022 and 2021, we held unfunded letters of credit in the amount of $100.9 million and $143.8 million, respectively. As of December 31, 2022 and 2021, our net borrowing capacity from the FHLB of Dallas was $774.9 million and $604.8 million, respectively.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of December 31, 2022 and 2021. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of December 31, 2022 and 2021, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these funding sources as of December 31, 2022 or 2021.
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
For more information about our commitments to extend credit and standby letters of credit, see “Item 8. Financial Statements and Supplementary Data - Note 3. Loans and Asset Quality - Commitments to Extend Credit.” For more information about our financial commitments with time deposits, operating lease obligations, and limited partnership investments and construction commitments, see “Item 8. Financial Statements and Supplementary Data - Note 5. Deposits,” “- Note 7. Leases,” and “- Note 12. Off-Balance Sheet Contractual Obligations and Contingencies - Investment Commitment,” respectively.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.56% as of December 31, 2022.
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
The committee meets quarterly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and economic values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, as well as an interest rate simulation model and shock analysis.
We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. Contractual maturities and repricing opportunities of loans are incorporated into the model, as are prepayment assumptions and maturity data and call options within the securities portfolio. The average life of non-maturity deposit accounts are based on assumptions developed from a non-maturity deposit decay study, which calculates average lives using historic closure rates.
In conjunction with our interest rate risk management process, on a quarterly basis, we run various simulations within a static balance sheet. This model tests the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Our nonparallel rate shock model simulation involves analysis of interest income and expense under various changes in the shape of the yield curve.
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

	December 31, 2022		December 31, 2021
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (bps)
+300	6.4%	(2.0)%	45.7%	16.7%
+200	4.1%	(1.2)%	30.6%	13.3%
+100	2.2%	0.0%	15.3%	8.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(2.6)%	(1.2)%	(0.4)%	(18.9)%
-200	(6.3)%	(5.4)%	(2.6)%	(32.8)%
The results above, as of December 31, 2022 and 2021, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. We have also observed that, historically, our deposit interest rates have adjusted more slowly than the change in the federal funds rate. This assumption is incorporated into the risk simulation model and is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of December 31, 2022, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of December 31, 2022, floating rate loans were 14.5% of loans HFI, and floating rate transaction deposits were 2.6% of interest-bearing transaction deposits.
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
Impact of Inflation
Our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Changes in interest rates affect the financial condition of a financial institution to a much greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or by the same level as the inflation rate. The primary effect of inflation on our operations is our ability to manage the impact of changes in interest rates. In addition, inflation could also increase our operating costs related to our products and services.
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
Management and the board of directors review tangible book value per share, tangible common equity to tangible assets, realized book value per share, and PPP-adjusted metrics as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner that we calculate the non-GAAP financial measures that are discussed in this Report may differ from that of other companies’ reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this Report when comparing such non-GAAP financial measures.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of December 31, 2022, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
Realized Book Value Per Share. Realized book value per share is a non-GAAP measure that we use to evaluate our operating performance. We believe that this measure is important because it allows us to monitor changes from period to period in book value per share exclusive of changes in AOCI. Our AOCI is impacted primarily by the unrealized gains and losses on securities AFS. These unrealized gains or losses on securities AFS are driven by market factors and may also be temporary and vary greatly from period to period. Due to the possibly temporary and greatly variable nature of these changes, we find it useful to monitor realized book value per share. We calculate realized book value per share as total stockholders’ equity less AOCI, divided by the outstanding number of shares of our common stock at the end of the relevant period. AOCI has the effect of increasing or decreasing total book value while not increasing or decreasing realized book value. The most directly comparable GAAP financial measure for realized book value per share is book value per share.

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, stockholders’ equity to realized common equity, and assets to tangible assets, and presents related resulting ratios:

	December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Tangible common equity
Total stockholders’ equity	$265,753	$298,150	$285,478
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$264,207	$296,604	$283,932
Realized common equity
Total stockholders’ equity	$265,753	$298,150	$285,478
Adjustments:
Accumulated other comprehensive (income) loss	71,166	3,773	(6,921)
Total realized common equity (non-GAAP)	$336,919	$301,923	$278,557
Common shares outstanding	7,183,915	7,180,155	7,325,333
Book value per share	$36.99	$41.52	$38.97
Tangible book value per share (non-GAAP)	$36.78	$41.31	$38.76
Realized book value per share (non-GAAP)	$46.90	$42.05	$38.03

Tangible assets
Total assets	$3,082,686	$3,224,710	$2,642,634
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,081,140	$3,223,164	$2,641,088
Total stockholders’ equity to assets	8.62%	9.25%	10.80%
Tangible common equity to tangible assets (non-GAAP)	8.57%	9.20%	10.75%
PPP-Adjusted Metrics
Red River Bank participated in the SBA PPP and originated 1,888 PPP loans totaling $260.8 million. PPP loan originations were concluded in the second quarter of 2021. Through December 31, 2022, we had received SBA forgiveness or borrower payments on all of the PPP loans originated except for $14,000. As of December 31, 2022, PPP loans totaled $14,000 and were less than 0.1% of loans HFI.
PPP loans were implemented as a response to the COVID-19 pandemic and had characteristics that were different than the rest of our loan portfolio, including being short-term in nature (24 or 60 months or less depending on loan forgiveness timing), having a lower than market interest rate, and only being originated during specified time periods during the COVID-19 pandemic. Because of these factors, management believes that PPP-adjusted metrics provide a more accurate portrayal of certain aspects of our financial condition and performance. Accordingly, we believe it is important to investors to see certain of our metrics with PPP loans excluded. The most directly comparable GAAP financial measure for PPP-adjusted metrics is total loans HFI.
The following table reconciles, as of the dates set forth below, non-PPP loans to total loans HFI:

	December 31,
(dollars in thousands)	2022	2021	2020
Non-PPP loans HFI
Loans HFI	$1,916,267	$1,683,832	$1,588,446
Adjustments:
PPP loans, net	(14)	(17,550)	(118,447)
Non-PPP loans HFI (non-GAAP)	$1,916,253	$1,666,282	$1,469,999

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
Allowance for Loan Losses
The allowance for loan losses is established for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic changes to loan losses. Through December 31, 2022, Red River Bank utilized the incurred loss methodology to estimate the allowance for loan losses. The CECL model was effective for Red River Bank on January 1, 2023.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies - Accounting Standards Adopted in 2022” and “- Recent Accounting Pronouncements.”
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Red River Bancshares, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red River Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Baton Rouge, Louisiana
March 16, 2023

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31,
	2022	2021
ASSETS
Cash and due from banks	$37,824	$23,143
Interest-bearing deposits in other banks	240,568	761,721
Total Cash and Cash Equivalents	278,392	784,864
Securities available-for-sale, at fair value	614,407	659,178
Securities held-to-maturity, at amortized cost	151,683	—
Equity securities, at fair value	9,979	7,846
Nonmarketable equity securities	3,478	3,450
Loans held for sale	518	4,290
Loans held for investment	1,916,267	1,683,832
Allowance for loan losses	(20,628)	(19,176)
Premises and equipment, net	54,383	48,056
Accrued interest receivable	8,830	6,245
Bank-owned life insurance	28,775	28,061
Intangible assets	1,546	1,546
Right-of-use assets	4,137	3,743
Other assets	30,919	12,775
Total Assets	$3,082,686	$3,224,710
LIABILITIES
Noninterest-bearing deposits	$1,090,539	$1,149,672
Interest-bearing deposits	1,708,397	1,760,676
Total Deposits	2,798,936	2,910,348
Accrued interest payable	1,563	1,310
Lease liabilities	4,258	3,842
Accrued expenses and other liabilities	12,176	11,060
Total Liabilities	2,816,933	2,926,560
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized -1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,183,915 and 7,180,155 shares, respectively	60,050	60,233
Additional paid-in capital	2,088	1,814
Retained earnings	274,781	239,876
Accumulated other comprehensive income (loss)	(71,166)	(3,773)
Total Stockholders’ Equity	265,753	298,150
Total Liabilities and Stockholders’ Equity	$3,082,686	$3,224,710
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Years Ended December 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$75,827	$67,923
Interest on securities	13,735	8,660
Interest on federal funds sold	1,091	88
Interest on deposits in other banks	3,682	658
Dividends on stock	40	10
Total Interest and Dividend Income	94,375	77,339
INTEREST EXPENSE
Interest on deposits	7,736	5,617
Total Interest Expense	7,736	5,617
Net Interest Income	86,639	71,722
Provision for loan losses	1,750	1,900
Net Interest Income After Provision for Loan Losses	84,889	69,822
NONINTEREST INCOME
Service charges on deposit accounts	5,565	4,775
Debit card income, net	3,897	4,415
Mortgage loan income	3,096	8,676
Brokerage income	3,549	3,297
Loan and deposit income	1,723	1,738
Bank-owned life insurance income	713	648
Gain (Loss) on equity securities	(468)	(175)
Gain (Loss) on sale and call of securities	(59)	194
SBIC income	563	654
Other income (loss)	168	271
Total Noninterest Income	18,747	24,493
OPERATING EXPENSES
Personnel expenses	34,560	32,449
Occupancy and equipment expenses	6,109	5,443
Technology expenses	2,763	2,810
Advertising	1,134	921
Other business development expenses	1,645	1,169
Data processing expense	2,093	1,982
Other taxes	2,714	2,082
Loan and deposit expenses	659	1,016
Legal and professional expenses	1,997	1,683
Regulatory assessment expenses	1,058	933
Other operating expenses	3,923	3,767
Total Operating Expenses	58,655	54,255
Income Before Income Tax Expense	44,981	40,060
Income tax expense	8,065	7,108
Net Income	$36,916	$32,952
EARNINGS PER SHARE
Basic	$5.14	$4.53
Diluted	$5.13	$4.51
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2022	2021
Net income	$36,916	$32,952
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(87,342)	(13,343)
Tax effect	18,342	2,802
(Gain) Loss on sale and call of securities included in net income	59	(194)
Tax effect	(13)	41
Change in unrealized net loss on securities transferred to held-to-maturity	1,975	—
Tax effect	(414)	—
Total other comprehensive income (loss)	(67,393)	(10,694)
Comprehensive Income (Loss)	$(30,477)	$22,258

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	32,952	—	32,952
Stock incentive plan	—	—	269	—	—	269
Issuance of restricted shares of common stock through stock incentive plan, net	7,400	—	—	—	—	—
Forfeiture of restricted shares of common stock	(100)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(153,553)	(7,878)	—	—	—	(7,878)
Cash dividend - $0.28 per share	—	—	—	(2,033)	—	(2,033)
Other comprehensive income (loss)	—	—	—	—	(10,694)	(10,694)
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	36,916	—	36,916
Stock incentive plan	—	—	274	—	—	274
Issuance of restricted shares of common stock through stock incentive plan, net	7,550	—	—	—	—	—
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.28 per share	—	—	—	(2,011)	—	(2,011)
Other comprehensive income (loss)	—	—	—	—	(67,393)	(67,393)
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,916	$32,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,076	1,906
Amortization	533	646
Share-based compensation earned	274	269
Share-based board compensation earned	85	50
(Gain) Loss on other assets owned	60	(184)
Net (accretion) amortization on securities AFS	2,339	2,479
Net (accretion) amortization on securities HTM	(1,953)	—
(Gain) Loss on sale and call of securities	59	(194)
(Gain) Loss on equity securities	468	175
Provision for loan losses	1,750	1,900
Deferred income tax (benefit) expense	313	(773)
Net (increase) decrease in loans HFS	3,772	24,826
Net (increase) decrease in accrued interest receivable	(2,585)	635
Net (increase) decrease in BOLI	(714)	(648)
Net increase (decrease) in accrued interest payable	253	(464)
Net increase (decrease) in accrued income taxes payable	374	(70)
Other operating activities, net	1,847	(1,241)
Net cash provided by (used in) operating activities	45,867	62,264
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	31,762	113,524
Maturities, principal repayments, and calls	70,531	99,175
Purchases	(313,514)	(389,493)
Activity in securities HTM:
Maturities, principal repayments, and calls	16,580	—
Sale of equity securities	7,399	—
Purchase of equity securities	(10,000)	(4,000)
Purchase of nonmarketable equity securities	(28)	(3)
Capital contribution in partnerships	(892)	(173)
Net (increase) decrease in loans HFI	(232,733)	(96,327)
Purchase of bank owned life insurance	—	(5,000)
Proceeds from sales of foreclosed assets	641	563
Proceeds from sales of premises and equipment	—	483
Purchases of premises and equipment	(8,444)	(3,427)
Net cash provided by (used in) investing activities	(438,698)	(284,678)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(111,412)	569,988
Repurchase of common stock	(218)	(7,878)
Cash dividends	(2,011)	(2,033)
Net cash provided by (used in) financing activities	(113,641)	560,077
Net change in cash and cash equivalents	(506,472)	337,663
Cash and cash equivalents - beginning of year	784,864	447,201
Cash and cash equivalents - end of year	$278,392	$784,864
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)	Years Ended December 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$7,483	$6,080
Income taxes	$7,351	$7,989
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$—	$266
Transfers of investment securities from AFS to HTM, prior to market value adjustment	$184,238	$—

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Significant Accounting Policies
Nature of Operations
The Company is a bank holding company headquartered in Alexandria, Louisiana. The Company’s wholly owned bank subsidiary, Red River Bank, is a Louisiana state-chartered bank that provides a fully integrated suite of banking products and services tailored to the needs of commercial and retail customers. As of December 31, 2022, Red River Bank operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all other entities in which the Company has controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to GAAP and the prevailing practices within the banking industry.
Operating Segments
While the chief operating decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
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
Securities
All debt securities of the Company as of December 31, 2022 and 2021, were classified either as AFS or HTM. Securities AFS are held for indefinite periods of time and are carried at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. Realized gains and losses on the sale and call of securities are determined using the specific-identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the term of the securities.
Equity securities include a CRA mutual fund owned by the Company, which is carried at fair value with any periodic changes in value recorded through the statements of income.
Declines in the fair value of HTM and AFS debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the losses are credit related. FASB issued accounting guidance related to the recognition and presentation of OTTI. The accounting guidance specifies that if (1) a company does not have the intent to sell a debt security prior to recovery; and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, the entity will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income (loss). For HTM debt securities, the amount of OTTI recorded in other comprehensive income (loss) for the noncredit portion of an OTTI should be amortized over the remaining life of the security based on the timing of its future estimated cash flows.

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
Acquired Loans
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
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are HFS and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. As of December 31, 2022, the Company had no foreclosed assets. As of December 31, 2021, the balance of foreclosed assets was $660,000.
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
Intangible Assets
Intangible assets consist of goodwill. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather evaluated for impairment annually. The Company performed its annual impairment test of goodwill for 2022 and 2021 as required by ASC 350, Intangibles - Goodwill and Other. The evaluation indicated no impairment of the Company’s goodwill.
Treasury Stock
On January 1, 2015, the LBCA became effective. Under provisions of the LBCA, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Accordingly, the Company’s consolidated balance sheets reflect the cost of shares purchased by the Company within common stock.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the after tax effect of unrealized net gains and losses on securities AFS and the amortization of the unrealized net loss on securities transferred to HTM.
Stock-Based Compensation Plans
The Company has adopted stock incentive plans that provide for the granting of stock-based awards to key employees, directors, and consultants. The Company accounts for the stock incentive plans in accordance with applicable accounting guidance. Under the fair value recognition provisions of this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The restricted stock granted under these plans provides common stock to recipients at the grant date. The restrictions vest in twenty percent increments on the first through fifth anniversaries of the grant date. The Company recognizes forfeitures as they occur.
The Company has a Director Compensation Program, which allows directors the option of receiving their board attendance fees in Company stock in lieu of cash. Board compensation expense is recorded when board service is rendered.
Advertising Cost
Advertising costs are expensed as incurred.

Income Tax
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. Deferred tax assets and liabilities have been measured as of December 31, 2022 and 2021, using the 21.0% corporate tax rate. For more information, see “Note 8. Income Tax Expense.”
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
Revenue Recognition
The Company has identified certain recurring revenue streams related to noninterest income, which are within the scope of Topic 606, Revenue from Contracts with Customers. In-scope revenue streams are summarized based on the timing of revenue recognition as follows:
•Revenue earned at a point in time - Fee income (including wire transfer, check ordering, and other transactional fees), NSF/OD charges, ATM/Card fee income (including ATM transaction fees and credit and debit card interchange income), and brokerage transaction income. Revenue is recorded as transactions occur or services are provided to customers. Revenue recognized under these contracts totaled approximately $16.5 million and $15.4 million for the years ended December 31, 2022 and 2021, respectively. The Company is the principal in each of these contracts with the exception of credit and debit card interchange fees, online transaction interchange fees, sweep income, and brokerage services income, in which case the Company is acting as the agent and records revenue net of expenses paid.
•Revenue earned over time (generally under a monthly contract) - Debit card agreement, safe deposit box fees, and brokerage agreement income. Revenue is recorded in the period transactions occur or services are rendered to the customer. The Company is the principal in each of these contracts. Revenue recognized under these contracts totaled approximately $771,000 and $765,000 for the years ended December 31, 2022 and 2021, respectively.
There are no significant judgments relating to the amount and timing of revenue recognition for revenue streams within the scope of Topic 606, Revenue from Contracts with Customers. Due to the nature of the services the Company provides to its customers, it does not incur costs to obtain contracts, and there are no material incremental costs to fulfill these contracts that should be capitalized.
Additionally, there are no material contract assets or receivables as the Company does not typically enter into long-term revenue contracts with customers.
As of December 31, 2022 and 2021, the Bank had $1.4 million and $2.0 million, respectively, of contract liabilities, which are reported in accrued expenses and other liabilities on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Bank recognized $605,000 each year, of revenue relating to these contract liabilities and expects to recognize the remaining liabilities as revenue ratably through June 2025.
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

ASU No. 2022-06, Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date for temporary relief during the LIBOR transition period of Topic 848 from December 31, 2022 to December 31, 2024. This amendment was adopted upon issuance in December 2022. The Company has several loans that are LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. Transition is expected to be complete by June 30, 2023. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
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
The Company adopted this guidance effective January 1, 2023. The adoption of this standard has required significant changes to the processes and procedures required to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects the adoption of this standard to result in a combined 3.5% increase in its allowance for credit losses and allowance for unfunded commitments.
In addition, ASU 2016-13 amends the accounting for credit losses on securities AFS and requires an allowance for expected credit losses for certain securities HTM, including municipal securities HTM. The Company does not hold any municipal securities HTM. As of January 1, 2023, there was no impact to the allowance for credit losses from the Company’s securities AFS and securities HTM.
In the first quarter of 2023, there may be additional adjustments to the allowance for credit losses when the Company finalizes its first quarter of 2023 financial statements. For additional information on the allowance for loan losses, see “Note 3. Loans and Asset Quality - Allowance for Loan Losses.”
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address how to determine whether a contract liability is recognized by the acquirer in a business combination. The amendment also resolves the inconsistency of post-acquisition revenue recognition by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This standard was adopted by the Company on January 1, 2023. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance issued in this update eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, but also enhances the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. This standard was adopted by the Company on January 1, 2023. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Reclassification
Certain amounts in the 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation. These changes in presentation did not have a material impact on the Company’s financial condition or results of operations.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $776.1 million as of December 31, 2022.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2022, the estimated fair value of securities AFS was $614.4 million. The net unrealized loss on securities AFS increased $69.4 million for the year ended December 31, 2022, resulting in a net unrealized loss of $74.1 million as of December 31, 2022.
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, or 20.5% of the securities portfolio, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2022, the amortized cost of securities HTM was $151.7 million.
Investment activity for the year ended December 31, 2022, included $313.5 million of securities purchased, partially offset by $31.8 million in sales and $87.1 million in maturities, principal repayments, and calls.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$386,874	$1,112	$(8,460)	$379,526
Municipal bonds	227,248	3,665	(942)	229,971
U.S. Treasury securities	41,770	—	(154)	41,616
U.S. agency securities	8,062	61	(58)	8,065
Total Securities AFS	$663,954	$4,838	$(9,614)	$659,178

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—

The amortized cost and estimated fair value of securities AFS and securities HTM as of December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2022
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$92,145	$90,267
After one year but within five years	116,609	111,218
After five years but within ten years	84,843	77,988
After ten years	394,942	334,934
Total Securities AFS	$688,539	$614,407

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	912	778
After ten years	150,771	131,629
Total Securities HTM	$151,683	$132,407

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	December 31, 2022
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(10,214)	$105,030	$(21,058)	$135,607
Municipal bonds	(11,340)	84,691	(23,879)	98,607
U.S. Treasury securities	(3,852)	131,107	(2,050)	39,371
U.S. agency securities	(608)	10,289	(1,137)	8,564
Total Securities AFS	$(26,014)	$331,117	$(48,124)	$282,149

Securities HTM:
Mortgage-backed securities	$(19,142)	$131,629	$—	$—
U.S. agency securities	(134)	778	—	—
Total Securities HTM	$(19,276)	$132,407	$—	$—

	December 31, 2021
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(6,627)	$282,705	$(1,833)	$47,171
Municipal bonds	(918)	51,333	(24)	2,577
U.S. Treasury securities	(154)	41,616	—	—
U.S. agency securities	(58)	4,913	—	—
Total Securities AFS	$(7,757)	$380,567	$(1,857)	$49,748

Securities HTM:
Mortgage-backed securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Total Securities HTM	$—	$—	$—	$—
As of December 31, 2022, the Company held 574 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of December 31, 2022, was 11.12% of the amortized cost basis of total debt securities.
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
Management evaluates securities for OTTI on at least a quarterly basis and more frequently if economic or market concerns merit such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether the Company intends to, and it is more likely than not that it will be able to, retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, the Company annually performs a detailed credit review of the municipal securities owned to identify any potential credit concerns. There were no OTTI losses on debt securities related to credit losses recognized during the years ended December 31, 2022 and 2021.

The proceeds from sales and calls of debt securities and their gross gain (loss) for the years ended December 31, 2022 and 2021, are shown below:

	Years Ended December 31,
(in thousands)	2022	2021
Proceeds (1)	$41,234	$120,374
Gross gain	64	859
Gross loss	(123)	(665)
(1)The proceeds include the gross gain and loss.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2021, equity securities had a fair value of $7.8 million with a recognized loss of $175,000 for the year ended December 31, 2021. In April 2022, the Company liquidated all shares invested in this fund and recorded a loss of $447,000 from January 1, 2022, through the date of liquidation. In December 2022, the Company purchased shares in this fund. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022.
Pledged Securities
Securities with carrying values of approximately $168.2 million and $118.6 million were pledged to secure public entity deposits as of December 31, 2022 and 2021, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

	December 31,
(in thousands)	2022	2021
Real estate:
Commercial real estate	$794,723	$670,293
One-to-four family residential	543,511	474,420
Construction and development	157,364	106,339
Commercial and industrial	310,053	311,373
SBA PPP, net of deferred income	14	17,550
Tax-exempt	83,166	80,726
Consumer	27,436	23,131
Total loans HFI	$1,916,267	$1,683,832
Total loans HFS	$518	$4,290
Deferred loan origination fees, including PPP loan fees, net of certain direct costs, were $1.4 million and $1.6 million as of December 31, 2022 and 2021, respectively. There were no deferred PPP loan fees as of December 31, 2022. Deferred PPP loan fees were $626,000 as of December 31, 2021.
Related Party Transactions
In the ordinary course of business, certain officers, directors, and principal shareholders, as well as their immediate family members and their affiliates, maintain a variety of banking relationships with the Company. An analysis of loan activity to these related parties is as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Balance - beginning of period	$23,792	$33,191
New loans/changes in relationships	21,463	12,493
Repayments/changes in relationships	(12,607)	(21,892)
Balance - end of period	$32,648	$23,792

Concentrations of Credit Risk
The majority of the lending activity occurs within the Bank’s Louisiana markets. The Bank maintains a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential real estate, and commercial and industrial loans. Substantially all of the Bank’s real estate loans are secured by properties located within Louisiana.
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2022:

(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$6,749	$970	$—	$1	$7,720
One-to-four family residential	5,375	296	—	11	5,682
Construction and development	1,326	328	(18)	18	1,654
Commercial and industrial	4,440	(137)	(39)	86	4,350
SBA PPP, net of deferred income	25	(25)	—	—	—
Tax-exempt	749	2	—	—	751
Consumer	512	316	(490)	133	471
Total allowance for loan losses	$19,176	$1,750	$(547)	$249	$20,628
The following table summarizes the activity in the allowance for loan losses by category for the year ended December 31, 2021:

(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$5,798	$1,401	$(450)	$—	$6,749
One-to-four family residential	5,390	(23)	(10)	18	5,375
Construction and development	1,699	(375)	—	2	1,326
Commercial and industrial	3,631	856	(74)	27	4,440
SBA PPP, net of deferred income	318	(293)	—	—	25
Tax-exempt	680	69	—	—	749
Consumer	435	265	(351)	163	512
Total allowance for loan losses	$17,951	$1,900	$(885)	$210	$19,176

The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2022, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$15	$7,705	$—	$7,720
One-to-four family residential	16	5,666	—	5,682
Construction and development	—	1,654	—	1,654
Commercial and industrial	172	4,178	—	4,350
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	751	—	751
Consumer	111	360	—	471
Total allowance for loan losses	$314	$20,314	$—	$20,628

Loans:
Real estate:
Commercial real estate	$4,513	$790,210	$—	$794,723
One-to-four family residential	1,507	542,004	—	543,511
Construction and development	9	157,355	—	157,364
Commercial and industrial	1,402	308,651	—	310,053
SBA PPP, net of deferred income	—	14	—	14
Tax-exempt	—	83,166	—	83,166
Consumer	137	27,299	—	27,436
Total loans HFI	$7,568	$1,908,699	$—	$1,916,267
The balance in the allowance for loan losses and the related recorded investment in loans by category as of December 31, 2021, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$68	$6,681	$—	$6,749
One-to-four family residential	—	5,375	—	5,375
Construction and development	—	1,326	—	1,326
Commercial and industrial	40	4,400	—	4,440
SBA PPP, net of deferred income	—	25	—	25
Tax-exempt	—	749	—	749
Consumer	118	394	—	512
Total allowance for loan losses	$226	$18,950	$—	$19,176

Loans:
Real estate:
Commercial real estate	$5,011	$665,282	$—	$670,293
One-to-four family residential	434	473,986	—	474,420
Construction and development	501	105,838	—	106,339
Commercial and industrial	77	311,296	—	311,373
SBA PPP, net of deferred income	—	17,550	—	17,550
Tax-exempt	—	80,726	—	80,726
Consumer	126	23,005	—	23,131
Total loans HFI	$6,149	$1,677,683	$—	$1,683,832

Past Due and Nonaccrual Loans
A summary of current, past due, and nonaccrual loans as of December 31, 2022, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$793,540	$463	$—	$720	$794,723
One-to-four family residential	542,666	602	—	243	543,511
Construction and development	157,355	—	—	9	157,364
Commercial and industrial	308,597	165	—	1,291	310,053
SBA PPP, net of deferred income	14	—	—	—	14
Tax-exempt	83,166	—	—	—	83,166
Consumer	27,291	42	2	101	27,436
Total loans HFI	$1,912,629	$1,272	$2	$2,364	$1,916,267
A summary of current, past due, and nonaccrual loans as of December 31, 2021, is as follows:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$669,781	$461	$—	$51	$670,293
One-to-four family residential	473,658	546	—	216	474,420
Construction and development	106,300	—	39	—	106,339
Commercial and industrial	311,321	39	—	13	311,373
SBA PPP, net of deferred income	17,550	—	—	—	17,550
Tax-exempt	80,726	—	—	—	80,726
Consumer	23,121	10	—	—	23,131
Total loans HFI	$1,682,457	$1,056	$39	$280	$1,683,832

Impaired Loans
Impaired loans include TDRs and performing and nonperforming loans. Information pertaining to impaired loans as of and for the year ended December 31, 2022, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$3,804	$3,796	$—	$3,194	$135
One-to-four family residential	1,458	1,387	—	797	68
Construction and development	9	9	—	104	—
Commercial and industrial	51	51	—	58	4
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	26	26	—	9	1
Total with no related allowance	5,348	5,269	—	4,162	208
With allowance recorded:
Real estate:
Commercial real estate	717	717	15	1,264	33
One-to-four family residential	120	120	16	48	6
Construction and development	—	—	—	—	—
Commercial and industrial	1,360	1,351	172	623	4
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	113	111	111	122	1
Total with related allowance	2,310	2,299	314	2,057	44
Total impaired loans	$7,658	$7,568	$314	$6,219	$252
Information pertaining to impaired loans as of and for the year ended December 31, 2021, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial real estate	$1,599	$1,595	$—	$1,969	$78
One-to-four family residential	483	434	—	539	19
Construction and development	501	501	—	400	32
Commercial and industrial	—	—	—	355	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	8	8	—	4	1
Total with no related allowance	2,591	2,538	—	3,267	130
With allowance recorded:
Real estate:
Commercial real estate	3,416	3,416	68	2,111	64
One-to-four family residential	—	—	—	145	—
Construction and development	—	—	—	—	—
Commercial and industrial	85	77	40	1,570	5
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	118	118	118	112	5
Total with related allowance	3,619	3,611	226	3,938	74
Total impaired loans	$6,210	$6,149	$226	$7,205	$204

Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if the borrower is experiencing financial difficulties and the Bank has granted a concession. Concessions grant terms to the borrower that would not be offered for new debt with similar risk characteristics. Concessions typically include interest rate reductions or below market interest rates, revising amortization schedules to defer principal and interest payments, and other changes necessary to provide payment relief to the borrower and minimize the risk of loss. There were no unfunded commitments to extend credit related to these loans as of December 31, 2022 or 2021.
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2022, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$3,197	$—	$—	$42	$3,239
One-to-four family residential	797	151	—	22	970
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	10	—	—	101	111
Total	$4,004	$151	$—	$165	$4,320
Number of TDR loans	11	2	—	3	16
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2021, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual(1)	Total TDRs
Real estate:
Commercial real estate	$3,634	$—	$—	$—	$3,634
One-to-four family residential	289	—	—	—	289
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	21	—	—	—	21
Total	$3,944	$—	$—	$—	$3,944
Number of TDR loans	11	—	—	1	12
(1)This loan has a contractual obligation to the Company despite carrying a zero balance.

A summary of loans modified as TDRs that occurred during the years ended December 31, 2022 and 2021, is as follows:

	December 31, 2022			December 31, 2021
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$50	$50	1	$2,174	$2,184
One-to-four family residential	5	696	699	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	1	104	104	2	20	27
Total	7	$850	$853	3	$2,194	$2,211
The TDRs described above increased the allowance for loan losses by $101,000 and $14,000 during the years ended December 31, 2022 and 2021, respectively. Additionally, there were no charge-offs of TDRs in 2022 or 2021. There were no TDRs that subsequently defaulted in 2022 or 2021.
Credit Quality Indicators
Loans are categorized based on the degree of risk inherent in the credit and the ability of the borrower to service the debt. A description of the general characteristics of the Bank’s risk rating grades follows:
Pass - These loans are of satisfactory quality and do not require a more severe classification.
Special Mention - This category includes loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan. However, the loss potential does not warrant substandard classification.
Substandard - Loans in this category have well-defined weaknesses that jeopardize normal repayment of principal and interest. Prompt corrective action is required to reduce exposure and to assure adequate remedial actions are taken by the borrower. If these weaknesses do not improve, loss is possible.
Doubtful - Loans in this category have well-defined weaknesses that make full collection improbable.
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans by risk rating as of December 31, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$786,394	$5,759	$2,570	$—	$—	$794,723
One-to-four family residential	542,112	62	1,337	—	—	543,511
Construction and development	157,355	—	9	—	—	157,364
Commercial and industrial	297,152	11,428	1,473	—	—	310,053
SBA PPP, net of deferred income	14	—	—	—	—	14
Tax-exempt	83,166	—	—	—	—	83,166
Consumer	27,298	—	138	—	—	27,436
Total loans HFI	$1,893,491	$17,249	$5,527	$—	$—	$1,916,267

The following table summarizes loans by risk rating as of December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$666,838	$499	$2,956	$—	$—	$670,293
One-to-four family residential	473,638	321	461	—	—	474,420
Construction and development	105,838	—	501	—	—	106,339
Commercial and industrial	306,925	1,551	2,897	—	—	311,373
SBA PPP, net of deferred income	17,550	—	—	—	—	17,550
Tax-exempt	80,726	—	—	—	—	80,726
Consumer	23,003	21	107	—	—	23,131
Total loans HFI	$1,674,518	$2,392	$6,922	$—	$—	$1,683,832
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. Unfunded loan commitments totaled approximately $377.6 million and $357.9 million as of December 31, 2022 and 2021, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Commitments under standby letters of credit totaled approximately $14.6 million and $12.5 million as of December 31, 2022 and 2021, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
4.    Premises and Equipment, Net
Components of premises and equipment were as follows:

	December 31,
(in thousands)	2022	2021
Land	$20,190	$17,210
Buildings	33,049	31,573
Leasehold improvements	2,815	2,732
Furniture and equipment	13,729	13,136
Vehicles	380	377
Computer equipment	3,564	3,578
Projects in process	6,424	4,130
Total premises and equipment	80,151	72,736
Less: Accumulated depreciation	(25,768)	(24,680)
Premises and equipment, net	$54,383	$48,056
Depreciation expense amounted to approximately $2.1 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively.

5.    Deposits
Deposits were $2.80 billion and $2.91 billion as of December 31, 2022 and 2021, respectively. This decrease was primarily a result of expected customer deposit account activity and customer response to the changing interest rate environment. Deposits are summarized below:

	December 31,
(in thousands)	2022	2021
Noninterest-bearing demand deposits	$1,090,539	$1,149,672
Interest-bearing deposits:
Interest-bearing demand deposits	89,144	—
NOW accounts	503,308	503,383
Money market accounts	578,161	733,044
Savings accounts	195,479	191,076
Time deposits less than or equal to $250,000	250,875	243,596
Time deposits greater than $250,000	91,430	89,577
Total interest-bearing deposits	1,708,397	1,760,676
Total deposits	$2,798,936	$2,910,348
As of December 31, 2022, the scheduled maturities of all outstanding time deposits were as follows:

Years ending December 31,	Amount
(in thousands)
2023	$215,401
2024	80,360
2025	17,747
2026	10,682
2027	9,636
Thereafter	8,479
$342,305
As of December 31, 2022 and 2021, deposits from directors, executive officers, their immediate family members, and their affiliates totaled approximately $67.3 million and $71.8 million, respectively.
6.    Other Borrowed Funds
The Company has established various lines of credit with the FHLB of Dallas and other correspondent banks to provide additional sources of operating funds. As of December 31, 2022, total borrowing capacity from these sources was $976.8 million. As of December 31, 2022 and 2021, the Company had no borrowings under these agreements.
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
As of December 31, 2022, the Company maintained seven operating leases on land and buildings for banking center facilities under long-term leases. These operating leases contain renewal options for periods ranging from one to five years that expire at various dates through October 31, 2033, with no residual value guarantees. Future obligations relating to the exercise of renewal options are included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

The Company elects to recognize the lease payments on leases with terms of one year or less in its consolidated statements of income on a straight-line basis over the lease term.
For the years ended December 31, 2022 and 2021, operating lease expenses were $628,000 and $549,000, respectively. Operating lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $606,000 and $530,000 for the years ended December 31, 2022 and 2021, respectively.
The table below summarizes other information related to the Company’s operating leases as of and for the year ended December 31, 2022:

As of and for the Year Ended December 31, 2022
Weighted average remaining operating lease term	8.97 years
Weighted average operating lease discount rate	3.3%
Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2022, were as follows:

Years Ending December 31,	Amount
(in thousands)
2023	$625
2024	631
2025	657
2026	603
2027	547
Thereafter	1,848
Total lease payments	4,911
Less: Imputed interest	(653)
Present value of lease liabilities	$4,258
The Company’s obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.
8.    Income Tax Expense
The components of income tax expense for the years ended December 31, 2022 and 2021, were as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Current tax expense	$7,752	$7,881
Deferred tax expense (benefit)	313	(773)
Income tax expense	$8,065	$7,108

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2022 and 2021, are as follows:

	December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Income before income tax expense	$44,981	100.0%	$40,060	100.0%

U.S. federal income tax expense	9,446	21.0%	8,413	21.0%
Nontaxable income	(1,338)	(3.0)%	(1,347)	(3.4)%
Nondeductible expenses	50	0.1%	38	0.1%
Other	(93)	(0.2)%	4	—%
Income tax expense	$8,065	17.9%	$7,108	17.7%
The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets (liabilities) are subject to a valuation allowance unless their realization is more likely than not. The deferred tax assets (liabilities) were comprised of the following as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Depreciation	$(2,435)	$(1,964)
FHLB of Dallas stock dividends	(22)	(20)
Gross deferred tax liability	(2,457)	(1,984)
Allowance for loan losses	4,190	4,025
Allowance for operational losses	34	57
Health insurance self fund	52	94
Deferred compensation	620	554
Net unrealized loss on securities	18,917	1,003
Equity security valuation	4	33
Advance payment	325	350
Accrued bonus	448	368
Other	40	100
Gross deferred tax asset	24,630	6,584
Net deferred tax asset (liability)	$22,173	$4,600
9.    Employee Benefits
The Company adopted a contributory retirement plan for employees of Red River Bank effective March 1, 1999, and most recently amended effective January 1, 2022. Beginning April 1, 2022, employees have the opportunity to invest a portion of their plan funds in the Company’s common stock through a unitized fund. The contributory retirement plan covers all employees who meet the length of service and the number of hours worked requirements and elect to participate. Discretionary employer contributions during the years ended December 31, 2022 and 2021, totaled approximately $742,000 and $721,000, respectively.
The Bank has purchased life insurance policies on certain key employees. The Bank is the beneficiary of the BOLI policies, which have cash surrender value and death benefit components. The Bank uses a portion of the income generated from the BOLI policies to fund the expenses for nonqualified, noncontributory supplemental executive retirement agreements with certain employees. The supplemental executive retirement agreements provide post-retirement benefit payments to those employees. The liability related to these agreements was $3.0 million and $2.7 million as of December 31, 2022 and 2021, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
10.    Stock-Based Compensation Plans
Equity Incentive Plans
On April 17, 2008, the Company adopted its 2008 Plan, which provided for the grant of stock-based awards for key employees and non-employee members of the Company’s board of directors. The 2008 Plan expired on December 31,

2018, and no new awards were granted under this plan after that date. As of December 31, 2020, all granted stock options under the 2008 Plan had been exercised although there were nonvested restricted stock awards outstanding.
On October 25, 2018, the Company adopted its 2018 Plan, which was approved by the Company’s shareholders in April of 2019. The 2018 Plan was adopted in anticipation of the expiration of the 2008 Plan and provides for the granting of stock-based awards to key employees, directors, and consultants. Similar to the 2008 Plan, the Compensation Committee administers the 2018 Plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. The maximum number of shares of the Company’s common stock available for issuance under the 2018 Plan was 200,000 shares. The status of the Company’s 2018 Plan is presented below:

2018 Plan Number of Shares
Awards available for issuance- December 31, 2020	188,400
Awards granted	(7,400)
Awards forfeited	100
Awards available for issuance - December 31, 2021	181,100
Awards granted	(7,550)
Awards available for issuance - December 31, 2022	173,550
All disclosures for restricted stock shown below relate to outstanding awards under the 2008 and 2018 Plans.
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
During 2022, the Compensation Committee granted 7,550 restricted stock awards with a weighted average fair value of $53.40. For the year ended December 31, 2022, the compensation expense for the vested restricted stock was $274,000. As of December 31, 2022, there was approximately $835,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.5 years.
During 2021, the Compensation Committee granted 7,400 restricted stock awards with a weighted average fair value of $50.55, and 100 restricted stock awards with a weighted average fair value of $42.35 were forfeited. For the year ended December 31, 2021, the compensation expense for the vested restricted stock was $269,000. As of December 31, 2021, there was approximately $705,000 of total unrecognized compensation cost related to restricted stock awards. That cost was expected to be recognized over a weighted average period of 4.5 years.
The Company funds the restricted stock from authorized, but unissued, shares.
The status of the Company’s nonvested restricted stock is presented below:

	Nonvested Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2020	17,655	$40.73
Granted	7,400	$50.55
Vested	(6,820)	$38.40
Forfeited	(100)	$42.35
Nonvested - December 31, 2021	18,135	$45.61
Granted	7,550	$53.40
Vested	(5,830)	$43.03
Nonvested - December 31, 2022	19,855	$49.33
Director Compensation Program
The Company has a Director Compensation Program. This program allows directors the option of receiving their board attendance fees in Company stock in lieu of cash. Under the program, director fees are earned and expensed in the year board services are rendered, and the related stock is issued the following year.

The Director Compensation Program stock earned and the issuance of shares as board compensation for the years ended December 31, 2022 and 2021, are as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Share-based board compensation earned	$85	$50

Issuance of shares of common stock as board compensation:
Number of shares issued	675	1,075
Equity impact of shares issued	$35	$56
11.    Self-Insurance
The Company is self-insured for group health insurance. The Company’s liability is limited to the aggregate policy deductible of $135,000 per individual with a maximum of approximately $4.1 million for the group. The Company has reflected its estimated liability for known and incurred but not reported claims in the accompanying financial statements.
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
Investment Commitments
In 2014, the Company committed to an investment into an SBIC limited partnership. As of December 31, 2022, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of December 31, 2022, there was a $4.3 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of December 31, 2022, there was a $652,000 outstanding commitment to this partnership.
Construction Commitment
The Company has two committed construction contracts totaling approximately $1.1 million as of December 31, 2022.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Loans HFS	$518	$—	$518	$—
Securities AFS:
Mortgage-backed securities	$240,981	$—	$240,981	$—
Municipal bonds	$184,092	$—	$184,092	$—
U.S. Treasury securities	$170,478	$—	$170,478	$—
U.S. agency securities	$18,856	$—	$18,856	$—
Equity securities	$9,979	$9,979	$—	$—

December 31, 2021
Loans HFS	$4,290	$—	$4,290	$—
Securities AFS:
Mortgage-backed securities	$379,526	$—	$379,526	$—
Municipal bonds	$229,971	$—	$229,971	$—
U.S. Treasury securities	$41,616	$—	$41,616	$—
U.S. agency securities	$8,065	$—	$8,065	$—
Equity securities	$7,846	$7,846	$—	$—
There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2022 or 2021.

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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods:

	Years Ended December 31,
(in thousands)	2022	2021
Carrying value of impaired loans before allowance for loan losses	$3,149	$4,114
Specific allowance for loan losses	(306)	(79)
Fair value of impaired loans	$2,843	$4,035
The Company had no financial liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2022	2021
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$266
Charge-offs	—	—
Fair value of foreclosed assets	$—	$266
The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2022	2021
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$133
Write-downs	—	(34)
Fair value of foreclosed assets	$—	$99
The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021.

The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
December 31, 2022
Impaired loans	$7,254	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.16%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2021
Impaired loans	$5,923	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	3.67%
Foreclosed assets	$660	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of December 31, 2022 and 2021, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and due from banks	$37,824	$37,824	$37,824	$—	$—
Interest-bearing deposits in other banks	$240,568	$240,568	$240,568	$—	$—
Securities AFS	$614,407	$614,407	$—	$614,407	$—
Securities HTM	$151,683	$132,407	$—	$132,407	$—
Equity securities	$9,979	$9,979	$9,979	$—	$—
Nonmarketable equity securities	$3,478	$3,478	$—	$3,478	$—
Loans HFS	$518	$518	$—	$518	$—
Loans HFI, net of allowance	$1,895,639	$1,807,772	$—	$—	$1,807,772
Accrued interest receivable	$8,830	$8,830	$—	$—	$8,830
Financial liabilities:
Deposits	$2,798,936	$2,787,198	$—	$2,787,198	$—
Accrued interest payable	$1,563	$1,563	$—	$1,563	$—

December 31, 2021
Financial assets:
Cash and due from banks	$23,143	$23,143	$23,143	$—	$—
Interest-bearing deposits in other banks	$761,721	$761,721	$761,721	$—	$—
Securities AFS	$659,178	$659,178	$—	$659,178	$—
Equity securities	$7,846	$7,846	$7,846	$—	$—
Nonmarketable equity securities	$3,450	$3,450	$—	$3,450	$—
Loans HFS	$4,290	$4,290	$—	$4,290	$—
Loans HFI, net of allowance	$1,664,656	$1,674,900	$—	$—	$1,674,900
Accrued interest receivable	$6,245	$6,245	$—	$—	$6,245
Financial liabilities:
Deposits	$2,910,348	$2,911,118	$—	$2,911,118	$—
Accrued interest payable	$1,310	$1,310	$—	$1,310	$—

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
The Bank is subject to Basel III capital guidelines. Basel III requires the Bank to maintain certain minimum ratios to meet capital adequacy requirements. In addition, a CCB was established above the minimum regulatory capital requirements. Effective January 1, 2019, the final CCB was fully phased in at 2.50% of total risk weighted assets. It is management’s belief that, as of December 31, 2022, the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of September 30, 2022) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.
Capital amounts and ratios for Red River Bank as of December 31, 2022 and 2021, are presented in the following table, including the minimum Basel III requirements:

			Regulatory Requirements
	Actual		Minimum		Minimum Plus CCB
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Risk-Based Capital	$344,867	16.85%	$163,745	8.00%	$214,915	10.50%
Tier I Risk-Based Capital	$324,239	15.84%	$122,809	6.00%	$173,979	8.50%
Common Equity Tier I Capital	$324,239	15.84%	$92,107	4.50%	$143,277	7.00%
Tier I Leverage Capital	$324,239	10.35%	$125,252	4.00%	$125,252	4.00%

December 31, 2021
Total Risk-Based Capital	$305,771	17.06%	$143,372	8.00%	$188,176	10.50%
Tier I Risk-Based Capital	$286,595	15.99%	$107,529	6.00%	$152,333	8.50%
Common Equity Tier I Capital	$286,595	15.99%	$80,647	4.50%	$125,451	7.00%
Tier I Leverage Capital	$286,595	9.23%	$124,241	4.00%	$124,241	4.00%
Red River Bancshares, Inc.
As a general matter, bank holding companies are subject to Basel III capital adequacy requirements under applicable Federal Reserve regulations on a consolidated basis. However, bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because the Company had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, the Company has received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022, the last applicable measurement date, the Company had more than $3.0 billion in assets. Therefore, effective January 1, 2023, the Company expects to no longer receive any benefits under the Policy Statement. Although the minimum regulatory capital requirements were not applicable to the Company in 2021 or 2022, the Company calculated these ratios for its own planning and monitoring purposes.

Capital amounts and ratios for Red River Bancshares, Inc. as of December 31, 2022 and 2021, are presented in the following table:

	Actual
(dollars in thousands)	Amount	Ratio
December 31, 2022
Total Risk-Based Capital	$356,001	17.39%
Tier I Risk-Based Capital	$335,373	16.38%
Common Equity Tier I Capital	$335,373	16.38%
Tier I Leverage Capital	$335,373	10.71%

December 31, 2021
Total Risk-Based Capital	$319,553	17.83%
Tier I Risk-Based Capital	$300,377	16.76%
Common Equity Tier I Capital	$300,377	16.76%
Tier I Leverage Capital	$300,377	9.67%
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00% (subsequently temporarily reduced to 8.00% for 2020 and 8.50% for 2021 as a COVID-19 relief measure), are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
The ability of Red River Bank to pay dividends on its common stock is restricted by Louisiana Banking Law, the FDIA, and FDIC regulations. In general, the board of directors of a Louisiana state bank may, quarterly, semiannually, or annually, declare or pay dividends on its outstanding capital stock, provided that the bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the OFI is required for a Louisiana state bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year. In general terms, the FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
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
Taking into consideration the Company’s performance and capital levels, dividends were paid in both 2022 and 2021. During 2022 and 2021 respectively, a quarterly cash dividend of $0.07 per share was paid each quarter, resulting in $0.28 per share in cash dividends for the years ended December 31, 2022 and 2021.
Stock Repurchase Programs
On February 4, 2022, the Company’s board of directors approved the renewal of its stock repurchase program that was completed in the fourth quarter of 2021 after reaching its purchase limit. The renewed repurchase program, the 2022 Program, authorized the Company to purchase up to $5.0 million of its outstanding shares of common stock from February 4, 2022 through December 31, 2022. For the year ended December 31, 2022, the Company repurchased 4,465 shares of its common stock at an aggregate cost of $218,000. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions.
On November 4, 2022, the Company’s board of directors approved the renewal of the 2022 Program that expired on December 31, 2022. The renewed repurchase program, the 2023 Program, has similar terms to the 2022 Program and authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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
At the date of transfer, the net unamortized, unrealized loss on the transferred securities included in the consolidated balance sheets totaled $17.9 million, of which $14.2 million, net of tax, was included in AOCI. As of December 31, 2022, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $16.0 million, of which $12.6 million, net of tax, was included in AOCI.
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

The computations of basic and diluted earnings per common share for the Company were as follows:

	Years Ended
	December 31,
(in thousands, except share amounts)	2022	2021
Numerator:
Net income - basic	$36,916	$32,952
Net income - diluted	$36,916	$32,952

Denominator:
Weighted average shares outstanding - basic	7,180,975	7,281,136
Plus: Effect of Director Compensation Program	1,655	923
Plus: Effect of restricted stock	14,823	17,661
Weighted average shares outstanding - diluted	7,197,453	7,299,720

Earnings per common share:
Basic	$5.14	$4.53
Diluted	$5.13	$4.51

17.    Quarterly Results of Operations (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for each of the eight consecutive quarters in the fiscal years of 2022 and 2021. This information is derived from unaudited consolidated financial statements that include, in the Company’s opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the years ended December 31, 2022 and 2021.

	2022
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$26,982	$24,886	$22,498	$20,009
Interest expense	3,308	1,798	1,349	1,281
Net interest income	23,674	23,088	21,149	18,728
Provision for loan losses	750	600	250	150
Net interest income after provision for loan losses	22,924	22,488	20,899	18,578
Noninterest income	4,619	4,867	4,860	4,402
Operating expenses	15,082	15,041	14,471	14,062
Income tax expense	2,270	2,128	2,141	1,526
Net income	$10,191	$10,186	$9,147	$7,392
Earnings per share
Basic	$1.42	$1.42	$1.27	$1.03
Diluted	$1.42	$1.42	$1.27	$1.03

	2021
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$20,075	$19,442	$18,644	$19,178
Interest expense	1,300	1,333	1,397	1,587
Net interest income	18,775	18,109	17,247	17,591
Provision for loan losses	150	150	150	1,450
Net interest income after provision for loan losses	18,625	17,959	17,097	16,141
Noninterest income	5,672	5,643	6,403	6,775
Operating expenses	14,016	13,684	13,392	13,163
Income tax expense	1,771	1,780	1,869	1,688
Net income	$8,510	$8,138	$8,239	$8,065
Earnings per share
Basic	$1.18	$1.12	$1.13	$1.10
Diluted	$1.17	$1.12	$1.13	$1.10
18.    Subsequent Events
Management has evaluated subsequent events and transactions through March 16, 2023, the date that the financial statements were available to be issued. On March 7, 2023, the Company liquidated $6.0 million of equity securities, which are an investment in a CRA mutual fund. As of the date of liquidation, the fair value of the Company’s remaining equity securities was $3.9 million.

19.    Parent Company Financial Statements

PARENT COMPANY
BALANCE SHEETS

(dollars in thousands, except share amounts)	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$10,795	$13,605
Investment in subsidiary bank	254,619	284,368
Other assets	370	188
Total Assets	$265,784	$298,161
LIABILITIES
Accrued expenses and other liabilities	31	11
Total Liabilities	$31	$11
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,183,915 and 7,180,155 shares, respectively	60,050	60,233
Additional paid-in capital	2,088	1,814
Retained earnings	274,781	239,876
Accumulated other comprehensive income (loss)	(71,166)	(3,773)
Total Stockholders’ Equity	265,753	298,150
Total Liabilities and Stockholders’ Equity	$265,784	$298,161

PARENT COMPANY
STATEMENTS OF INCOME

(in thousands)	Years ended December 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and dividend income from subsidiaries	$1	$—
Total Interest and Dividend Income	1	—
OPERATING EXPENSES
Technology expenses	52	88
Legal and professional expenses	837	571
Advertising	2	2
Other operating expenses	32	15
Total Operating Expenses	923	676
Income (Loss) Before Income Tax Expense (Benefit)	(922)	(676)
Income tax expense (benefit)	(194)	(143)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	(728)	(533)
Equity in undistributed earnings of subsidiaries	37,644	33,485
Net Income	$36,916	$32,952

PARENT COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,916	$32,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(37,644)	(33,485)
Other operating activities, net	322	354
Net cash provided by (used in) operating activities	(406)	(179)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution in partnerships	(175)	(173)
Net cash provided by (used in) investing activities	(175)	(173)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(218)	(7,878)
Cash dividends	(2,011)	(2,033)
Net cash provided by (used in) financing activities	(2,229)	(9,911)
Net change in cash and cash equivalents	(2,810)	(10,263)
Cash and cash equivalents - beginning of year	13,605	23,868
Cash and cash equivalents - end of year	$10,795	$13,605

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Report, an evaluation was performed by our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Report.
Management’s annual report on internal control over financial reporting
Management of Red River Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.
Postlethwaite and Netterville, an independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2022 and 2021, included in this Report. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)The following consolidated financial statements are incorporated by reference from “Item 8. Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm (PCAOB ID 396)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to the Consolidated Financial Statements
(2)All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto, which is included in Part II, Item 8 of this Report.
(3)Exhibits required to be filed are included in Item 15(b) below.
(b)Exhibits:

EXHIBIT NUMBER	DESCRIPTION
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
4.3
Form of Indenture for Senior Indebtedness (incorporated by reference to Exhibit 4.3 to Red River Bancshares, Inc.’s Registration Statement on Form S-3 filed with the SEC on August 11, 2022, file number 333-266784)

4.4
Form of Indenture for Subordinated Indebtedness (incorporated by reference to Exhibit 4.4 to Red River Bancshares, Inc.’s Registration Statement on Form S-3 filed with the SEC on August 11, 2022, file number 333-266784)

10.1
Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.2
Red River Bancshares, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.3
Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.4
Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q for the second quarter of 2019 filed with the SEC on August 14, 2019, file number 001-38888)+

10.5
Description of Red River Bank Discretionary Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.6
Amended and Restated Employment Agreement dated August 12, 2021, between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.7
Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.7 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.8
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.8 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.9
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.9 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.10
Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.10 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.11
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.11 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

EXHIBIT NUMBER	DESCRIPTION
10.12
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.12 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.13
Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.13 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.14
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.14 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.15
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.15 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.16
Composite Form of Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.17
Form of Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.18
Composite Form of Amendment No. 2 to Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.19
Endorsement Method Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.16 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.20
Supplemental Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.21
Endorsement Method Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.17 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.22
Supplemental Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.23
Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.18 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.24
Supplemental Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.25
Composite Form of Endorsement Method Split-Dollar Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.6 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.26
Supplemental Split-Dollar Agreement between Red River Bank and Isabel V. Carriere (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.27
Form of [Supplemental] Split-Dollar Agreement between Red River Bank and each of Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.7 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.28
Change in Control Agreement between Red River Bancshares, Inc. and Bryon C. Salazar (incorporated by reference to Exhibit 10.19 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.29
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Isabel V. Carriere and Tammi R. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.30
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.30 to Red River Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 18, 2022, file number 001-38888)+

10.31
Supplemental Executive Retirement Benefits Agreement between Red River Bank and G. Bridges Hall, IV (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022, file number 001-38888)+#

10.32
Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Senior Management Employees of Red River Bancshares, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2019, file number 001-38888)+

10.33
Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.22 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 19, 2021, file number 001-38888)+

10.34
Red River Bank 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-8 filed with the SEC on March 21, 2022, file number 333-263744)+

21.1	Subsidiaries of Red River Bancshares, Inc.*
23.1	Consent of Postlethwaite & Netterville*

EXHIBIT NUMBER	DESCRIPTION
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, is formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreements have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: March 16, 2023	By:	/s/ R. Blake Chatelain
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

Date: March 16, 2023	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2023	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2023	By:	/s/ Teddy R. Price
Teddy R. Price
Chair of the Board

Date: March 16, 2023	By:	/s/ M. Scott Ashbrook
M. Scott Ashbrook
Director

Date: March 16, 2023	By:	/s/ Kirk D. Cooper
Kirk D. Cooper
Director

Date: March 16, 2023	By:	/s/ Michael D. Crowell
Michael D. Crowell
Director

Date: March 16, 2023	By:	/s/ Anna Brasher Moreau
Anna Brasher Moreau, DDS, MS
Director

Date: March 16, 2023	By:	/s/ Robert A. Nichols
Robert A. Nichols
Director

Date: March 16, 2023	By:	/s/ Willie P. Obey
Willie P. Obey
Director

Date: March 16, 2023	By:	/s/ Don L. Thompson
Don L. Thompson
Director

Date: March 16, 2023	By:	/s/ H. Lindsey Torbett
H. Lindsey Torbett
Director