Form 10-Q
period 2023-03-31
RED RIVER BANCSHARES INC
filed 2023-05-10
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2023, the registrant had 7,186,950 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACL	Allowance for credit losses
AFS	Available-for-sale
ALL	Allowance for loan losses
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as amended
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FOMC	Federal Open Market Committee
FHLB	Federal Home Loan Bank of Dallas
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
LDPO	Loan and deposit production office
LIBOR	London Interbank Offered Rate
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OFI	Office of Financial Institutions
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
PPP	Paycheck Protection Program
Report	Quarterly Report on Form 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)

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
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institutions, accounting, tax, trade, monetary, and fiscal matters; and
•the risk factors found in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in “Part II - Item 1A. Risk Factors” of this Report and other reports and documents we file from time to time with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in “Part II - Item 1A. Risk Factors” of this Report and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$34,491	$37,824
Interest-bearing deposits in other banks	194,727	240,568
Total Cash and Cash Equivalents	229,218	278,392
Securities available-for-sale, at fair value	611,794	614,407
Securities held-to-maturity, at amortized cost	149,417	151,683
Equity securities, at fair value	4,010	9,979
Nonmarketable equity securities	3,506	3,478
Loans held for sale	2,046	518
Loans held for investment	1,921,850	1,916,267
Allowance for credit losses	(20,854)	(20,628)
Premises and equipment, net	55,065	54,383
Accrued interest receivable	8,397	8,830
Bank-owned life insurance	28,954	28,775
Intangible assets	1,546	1,546
Right-of-use assets	4,011	4,137
Other assets	31,622	30,919
Total Assets	$3,030,582	$3,082,686
LIABILITIES
Noninterest-bearing deposits	$1,060,042	$1,090,539
Interest-bearing deposits	1,671,343	1,708,397
Total Deposits	2,731,385	2,798,936
Accrued interest payable	2,433	1,563
Lease liabilities	4,136	4,258
Accrued expenses and other liabilities	15,988	12,176
Total Liabilities	2,753,942	2,816,933
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,177,650 and 7,183,915 shares, respectively	59,788	60,050
Additional paid-in capital	2,157	2,088
Retained earnings	283,236	274,781
Accumulated other comprehensive income (loss)	(68,541)	(71,166)
Total Stockholders’ Equity	276,640	265,753
Total Liabilities and Stockholders’ Equity	$3,030,582	$3,082,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$21,764	$16,770
Interest on securities	3,567	2,962
Interest on federal funds sold	635	25
Interest on deposits in other banks	1,738	251
Dividends on stock	28	1
Total Interest and Dividend Income	27,732	20,009
INTEREST EXPENSE
Interest on deposits	4,823	1,281
Total Interest Expense	4,823	1,281
Net Interest Income	22,909	18,728
Provision for credit losses	—	150
Net Interest Income After Provision for Credit Losses	22,909	18,578
NONINTEREST INCOME
Service charges on deposit accounts	1,393	1,308
Debit card income, net	934	936
Mortgage loan income	275	1,127
Brokerage income	807	775
Loan and deposit income	477	371
Bank-owned life insurance income	179	172
Gain (Loss) on equity securities	31	(365)
Gain (Loss) on sale and call of securities	—	39
SBIC income	180	20
Other income (loss)	64	19
Total Noninterest Income	4,340	4,402
OPERATING EXPENSES
Personnel expenses	9,000	8,452
Occupancy and equipment expenses	1,717	1,492
Technology expenses	748	771
Advertising	281	219
Other business development expenses	436	303
Data processing expense	400	316
Other taxes	686	636
Loan and deposit expenses	205	130
Legal and professional expenses	516	418
Regulatory assessment expenses	406	250
Other operating expenses	1,093	1,075
Total Operating Expenses	15,488	14,062
Income Before Income Tax Expense	11,761	8,918
Income tax expense	2,163	1,526
Net Income	$9,598	$7,392
EARNINGS PER SHARE
Basic	$1.34	$1.03
Diluted	$1.33	$1.03
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$9,598	$7,392
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	2,957	(50,652)
Tax effect	(620)	10,637
(Gain) Loss on sale and call of securities included in net income	—	(39)
Tax effect	—	8
Change in unrealized net loss on securities transferred to held-to-maturity	365	—
Tax effect	(77)	—
Total other comprehensive income (loss)	2,625	(40,046)
Comprehensive Income (Loss)	$12,223	$(32,654)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	7,392	—	7,392
Stock incentive plan	—	—	63	—	—	63
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.07 per share	—	—	—	(502)	—	(502)
Other comprehensive income (loss)	—	—	—	—	(40,046)	(40,046)
Balance as of March 31, 2022	7,176,365	$60,050	$1,877	$246,766	$(43,819)	$264,874

Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	9,598	—	9,598
Stock incentive plan	—	—	69	—	—	69
Forfeiture of restricted shares of common stock	(1,130)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	84	—	—	—	84
Repurchase of common stock under stock repurchase program	(6,795)	(346)	—	—	—	(346)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	2,625	2,625
Balance as of March 31, 2023	7,177,650	$59,788	$2,157	$283,236	$(68,541)	$276,640
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,598	$7,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	546	502
Amortization	174	164
Share-based compensation earned	69	63
Share-based board compensation earned	10	20
(Gain) Loss on other assets owned	1	26
Net (accretion) amortization on securities AFS	525	600
Net (accretion) amortization on securities HTM	(356)	—
(Gain) Loss on sale and call of securities	—	(39)
(Gain) Loss on equity securities	(31)	365
Provision for credit losses	—	150
Deferred income tax (benefit) expense	(351)	(200)
Net (increase) decrease in loans HFS	(1,528)	(2,351)
Net (increase) decrease in accrued interest receivable	433	(409)
Net (increase) decrease in BOLI	(179)	(172)
Net increase (decrease) in accrued interest payable	870	19
Net increase (decrease) in accrued income taxes payable	2,515	1,802
Other operating activities, net	1,034	895
Net cash provided by (used in) operating activities	13,330	8,827
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	13,800	29,810
Purchases	(8,755)	(232,688)
Activity in securities HTM:
Maturities, principal repayments, and calls	2,622	—
Sale of equity securities	6,000	—
Purchase of nonmarketable equity securities	(28)	(1)
Capital contribution in partnerships	(786)	—
Net (increase) decrease in loans HFI	(5,657)	(57,276)
Purchases of premises and equipment	(1,229)	(3,077)
Net cash provided by (used in) investing activities	5,967	(263,232)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(67,551)	17,380
Repurchase of common stock	(346)	(218)
Cash dividends	(574)	(502)
Net cash provided by (used in) financing activities	(68,471)	16,660
Net change in cash and cash equivalents	(49,174)	(237,745)
Cash and cash equivalents - beginning of period	278,392	784,864
Cash and cash equivalents - end of period	$229,218	$547,119
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended March 31,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,953	$1,263
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$22	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changed the impairment model for most financial assets that are measured at amortized cost, including loans HFI, securities, and unfunded commitments, from an incurred loss model to an expected loss model. Accounting policies related to the allowance for credit losses are considered critical as these policies involve considerable subjective judgment and estimation by management. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, current economic conditions, forecasted information, and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company’s Consolidated Financial Statements. Refer to “- Accounting Standards Adopted in 2023” for a detailed discussion on the Company’s methodologies for estimating expected credit losses.
Accounting Standards Adopted in 2023
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On January 1, 2023, the Company adopted ASC 326, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans HFI, securities HTM, and unfunded commitments. In addition, ASC 326 made changes to the accounting for securities AFS, which requires credit losses to be presented as an allowance rather than as a write-down on securities AFS that management does not intend to sell or believes that it is more likely than not that the Company will have the ability to hold until each security has recovered its cost basis.
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023, for the cumulative effect of adopting ASC 326. The transition adjustment included a $278,000 increase to the December 31, 2022 allowance for loan losses and established a $442,000 reserve for unfunded commitments as presented in the following table.

(in thousands)	December 31, 2022 ALL	Impact of ASC 326 Adoption	January 1, 2023 ACL
Real estate:
Commercial real estate	$7,720	$876	$8,596
One-to-four family residential	5,682	1,231	6,913
Construction and development	1,654	(444)	1,210
Commercial and industrial	4,350	(822)	3,528
Tax-exempt	751	(427)	324
Consumer	471	(136)	335
Total	$20,628	$278	$20,906

Reserve for unfunded commitments	$—	$442	$442
Loans Held for Investment
Loans that management has the intent and ability to hold, for the foreseeable future or until maturity or payoff, are reported at amortized cost. Amortized cost is the principal balance outstanding, net of deferred fees and costs. Accrued interest receivable is reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days past due unless the loan is well secured and in process of collection. Loans, excluding credit cards, are charged-off to the extent management is relatively certain that principal and interest will be uncollectible. Credit card loans continue to accrue interest until they are charged-off no later than 120 days past due unless the loan is in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed, reducing interest income, and future income accrual is discontinued. Subsequent payments, if any, of interest and fees are applied as reductions to the loan’s outstanding principal balance. Once the principal balance of a loan placed on nonaccrual status has been fully recovered, subsequent payments received are recognized as interest income on a cash basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Credit Losses - Loans
The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be collected over the lifetime of the loans. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. Loans are charged-off against the allowance when management is relatively certain that principal and interest will be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Subsequent recoveries, if any, are credited to the allowance.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. This reasonable and supportable forecast period is currently one year and incorporates Company and peer historical losses. After the forecast period, the Company reverts to an average historical loss rate over a two-year period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in economic conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. The determination of the amount of allowance involves a high degree of judgement and subjectivity.
The ACL is measured on a collective pool basis when similar risk characteristics and risk profiles exist. The Company utilizes cohort loss rate (static pool analysis) and remaining life loss rate methodologies to estimate the quantitative portion of the ACL for loan pools. The cohort loss rate methodology tracks a closed pool of loans over their remaining lives to determine their loss behavior. The remaining life loss rate methodology takes the calculated loss rate and applies that rate to a pool of loans on a periodic basis based on the remaining life expectation of that pool.

The portfolio pools are based primarily on regulatory call report codes. These pools and certain of the inherent risks in the Company’s loan portfolio are summarized in the following table.

Loan Pool	Risk Characteristics
Residential construction	This category consists of loans to residential developers and to individual clients for construction of single-family homes. Risks inherent in this portfolio pool include fluctuations in the value of real estate, project completion risk, and change in market trends.
Commercial construction	This category consists of loans to small and medium-sized businesses to construct owner occupied facilities and developers of commercial real estate investment properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, project completion risk, change in market trends, and the ability to sell the property upon completion.
Farmland	This category consists of loans secured by real estate that is used or usable for agricultural purposes, including land used for crops, livestock production, grazing/pastureland, and timberland. Risks inherent in this portfolio pool include adverse changes in climate, fluctuations in feed and livestock prices, and changes in property values.
Home equity loans and lines	This category consists of home equity loans and lines of credit. Risks inherent in this portfolio pool include local unemployment rates, local residential real estate market conditions, and the interest rate environment.
Secured closed-liens	This category consists of loans secured by primary and secondary liens on residential real estate. Risks inherent in this portfolio pool include local unemployment rates, local residential real estate market conditions, and the interest rate environment. Generally, these loans are for longer terms than home equity loans and lines of credit.
Multifamily
This category consists of loans secured by apartment or residential buildings with five or more units used to accommodate households on a temporary or permanent basis. Risks inherent in this portfolio pool include local unemployment rates, changes in the local economy, and factors that would impact property values.

Owner occupied commercial real estate	This category consists of loans to established operating companies and secured by owner occupied offices and industrial real estate properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management.
Non-owner occupied commercial real estate	This category consists of loans to developers and other persons or entities and secured by non-owner occupied commercial real estate properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management.
Commercial and industrial	This category consists of secured and unsecured loans to purchase capital equipment, agriculture operating loans, and other business loans for working capital and operating purposes. Secured loans are primarily secured by accounts receivable, inventory, and other business assets. The performance of commercial and industrial loans may be adversely affected by, among other factors, conditions specific to the relevant industry, fluctuations in the value of the collateral, and individual performance factors related to the borrower such as the quality of the borrower’s management.
Consumer	This category consists of loans to individuals for household, family, and other personal use. Risks inherent in this portfolio pool include the borrower’s financial condition, local unemployment rates, local economic conditions and the interest rate environment.
Tax-exempt	This category consists of loans to political subdivisions primarily of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically paid for by ad valorem taxes or specific revenue sources.
Other loans	This category consists of loans not included in any other category. Risks inherent in this portfolio pool include local unemployment rates, local economic conditions, and the interest rate environment.
Loans that do not share similar risk characteristics are evaluated on an individual basis and excluded from the collective evaluation. For loans evaluated on an individual basis that are collateral dependent, the specific allowance is estimated by calculating the difference between the fair value of the underlying collateral less estimated selling costs and the Bank’s exposure. If the loan is not collateral dependent, the discounted cash flow methodology is used. Either of these determinations are highly subjective and based on information available at the time of valuation.
Reserve for Unfunded Commitments
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued interest payable on the consolidated balance sheets, and the related provision is recorded in other operating expenses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount.
Securities AFS
ASC 326 requires the Company to measure expected credit losses on securities AFS. Impairment is evaluated when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management evaluates each security by considering the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, volatility of the security’s fair value, and historical loss information for financial assets secured with similar collateral, along with other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. If a decline in the fair value related to creditworthiness or other factors is determined, an ACL will be calculated using a discounted cash flow method, whereby management will compare the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the consolidated statements of income. Accrued interest receivable is excluded from the amortized cost basis in measuring expected credit losses on the investment securities and no ACL is recorded on accrued interest receivable. The Company’s current securities AFS portfolio consists of U.S. Treasury securities, mortgage-backed securities, U.S. agency securities, and municipal bonds. The Company’s securities AFS, other than the municipal bonds, are considered treasuries, agencies, and instrumentalities of the U.S. government, which have a zero credit loss assumption. These securities have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds AFS do not fall under the zero credit loss assumption and are evaluated quarterly using the considerations mentioned above to determine whether there is a credit loss associated with a decline in fair value. Due to the zero credit loss assumption and the considerations applied to the securities AFS, no ACL was recorded on January 1, 2023 for securities AFS.
Securities HTM
ASC 326 requires the Company to measure expected credit losses on securities HTM. Securities HTM are measured on a collective basis by major security type with those sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the securities HTM portfolio. Management monitors the HTM portfolio to determine whether an ACL should be recorded. The Company’s current securities HTM portfolio consists of mortgage-backed securities and U.S. agency securities. Our securities HTM are considered agencies and instrumentalities of the U.S. government that have a zero credit loss assumption. These securities have the full faith and credit backing of the U.S. government or one of its agencies. Due to the zero credit loss assumption, no ACL was recorded on January 1, 2023 for securities HTM.
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address how to determine whether a contract liability is recognized by the acquirer in a business combination. The amendment also resolves the inconsistency of post-acquisition revenue recognition by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. On January 1, 2023, the Company adopted ASU No. 2021-08. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance issued in this update eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, but also enhances the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. On January 1, 2023, the Company adopted ASU No. 2022-02 on a prospective basis. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The guidance issued in this update addresses two issues. First, the standard requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is a lease, the accounting for the lease is treated the same as an arrangement with an unrelated party. This is a change in the requirement under Topic 840, Leases, which used the basis of economic substance. Secondly, the standard requires leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset. If the lessor obtained control of the use of the underlying asset through a lease with another entity not within the common control group, the amortization period may not exceed the amortization period of the common control group. If the lessee no longer controls the use of the underlying asset, the improvement is accounted for as a transfer between entities under common control through an adjustment to equity. These leasehold improvements are subject to the impairment guidance in Topic 360 Property, Plant and Equipment. Both items of this amendment are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim periods and annual financial statements that have not been issued. On January 1, 2023, the Company early adopted ASU No. 2023-01, and it did not have an impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
As of March 31, 2023, there were no recent accounting pronouncements that were applicable and not adopted.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $765.2 million as of March 31, 2023.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2023, the estimated fair value of securities AFS was $611.8 million. The net unrealized loss on securities AFS decreased $3.0 million for the three months ended March 31, 2023, resulting in a net unrealized loss of $71.2 million as of March 31, 2023.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2023, the amortized cost of securities HTM was $149.4 million.
Investment activity for the three months ended March 31, 2023, included $8.8 million of securities purchased, partially offset by $16.4 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$269,760	$10	$(31,737)	$238,033
Municipal bonds	218,459	13	(33,227)	185,245
U.S. Treasury securities	172,262	—	(4,567)	167,695
U.S. agency securities	22,488	5	(1,672)	20,821
Total Securities AFS	$682,969	$28	$(71,203)	$611,794

Securities HTM:
Mortgage-backed securities	$148,503	$—	$(19,803)	$128,700
U.S. agency securities	914	—	(102)	812
Total Securities HTM	$149,417	$—	$(19,905)	$129,512

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

The amortized cost and estimated fair value of securities AFS and securities HTM as of March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2023
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$108,910	$107,118
After one year but within five years	105,859	101,616
After five years but within ten years	81,451	74,960
After ten years	386,749	328,100
Total Securities AFS	$682,969	$611,794

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	914	812
After ten years	148,503	128,700
Total Securities HTM	$149,417	$129,512
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities AFS, no ACL was recorded on January 1, 2023 and March 31, 2023 for securities AFS. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, no ACL has been recorded for securities HTM on January 1, 2023 and March 31, 2023.
Accrued interest receivable totaled $2.9 million and $3.0 million as of March 31, 2023 and December 31, 2022, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	March 31, 2023
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(1)	$1,910	$(31,736)	$232,154
Municipal bonds	(203)	10,734	(33,024)	170,760
U.S. Treasury securities	—	—	(4,567)	167,695
U.S. agency securities	(3)	608	(1,669)	17,210
Total Securities AFS	$(207)	$13,252	$(70,996)	$587,819

Securities HTM:
Mortgage-backed securities	$(19,803)	$128,700	$—	$—
U.S. agency securities	(102)	812	—	—
Total Securities HTM	$(19,905)	$129,512	$—	$—

	December 31, 2022
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(10,214)	$105,030	$(21,058)	$135,607
Municipal bonds	(11,340)	84,691	(23,879)	98,607
U.S. Treasury securities	(3,852)	131,107	(2,050)	39,371
U.S. agency securities	(608)	10,289	(1,137)	8,564
Total Securities AFS	$(26,014)	$331,117	$(48,124)	$282,149

Securities HTM:
Mortgage-backed securities	$(19,142)	$131,629	$—	$—
U.S. agency securities	(134)	778	—	—
Total Securities HTM	$(19,276)	$132,407	$—	$—
As of March 31, 2023, the Company held 566 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of March 31, 2023, was 10.95% of the amortized cost basis of total debt securities.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the three months ended March 31, 2023 and 2022, are shown below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Proceeds (1)	$—	$8,074
Gross gain	$—	$39
Gross loss	$—	$—
(1)The proceeds include the gross gain and loss.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. In March 2023, we sold $6.0 million of the mutual fund. As of March 31, 2023, equity securities had a fair value of $4.0 million with a recognized gain of $31,000 for the three months ended March 31, 2023.
Pledged Securities
Securities with carrying values of approximately $202.1 million and $168.2 million were pledged to secure public entity deposits as of March 31, 2023 and December 31, 2022, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	March 31, 2023	December 31, 2022
Real estate:
Commercial real estate	$805,160	$794,723
One-to-four family residential	550,542	543,511
Construction and development	145,967	157,364
Commercial and industrial	315,738	310,053
SBA PPP, net of deferred income	14	14
Tax-exempt	76,825	83,166
Consumer	27,604	27,436
Total loans HFI	$1,921,850	$1,916,267
Total loans HFS	$2,046	$518
Accrued interest receivable on loans HFI totaled $5.4 million and $5.8 million as of March 31, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the provisions of ASC 326 using the modified retrospective method. For reporting periods beginning on and after January 1, 2023, the Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the three months ended March 31, 2023:

(in thousands)	Beginning Balance December 31, 2022	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance March 31, 2023
Real Estate:
Commercial real estate	$7,720	$876	$—	$—	$—	$8,596
One-to-four family residential	5,682	1,231	—	—	3	6,916
Construction and development	1,654	(444)	—	(9)	—	1,201
Commercial and industrial	4,350	(822)	—	(21)	14	3,521
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	751	(427)	—	—	—	324
Consumer	471	(136)	—	(86)	47	296
Total allowance for credit losses	$20,628	$278	$—	$(116)	$64	$20,854
Allowance for Loan Losses
For reporting periods prior to January 1, 2023, the Company maintained an ALL on loans that represented management’s estimate of probable losses incurred in the portfolio category.

The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2022:

(in thousands)	Beginning Balance December 31, 2021	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2022
Real estate:
Commercial real estate	$6,749	$970	$—	$1	$7,720
One-to-four family residential	5,375	296	—	11	5,682
Construction and development	1,326	328	(18)	18	1,654
Commercial and industrial	4,440	(137)	(39)	86	4,350
SBA PPP, net of deferred income	25	(25)	—	—	—
Tax-exempt	749	2	—	—	751
Consumer	512	316	(490)	133	471
Total allowance for loan losses	$19,176	$1,750	$(547)	$249	$20,628
Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$678	$41	$719
One-to-four family residential	—	177	177
Construction and development	—	—	—
Commercial and industrial	—	1,287	1,287
SBA PPP, net of deferred income	—	—	—
Tax-exempt	—	—	—
Consumer	—	100	100
Total loans HFI	$678	$1,605	$2,283
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three months ended March 31, 2023 and 2022.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of March 31, 2023:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$25	$—	$747	$804,388	$805,160	$69
One-to-four family residential	480	38	44	549,980	550,542	—
Construction and development	—	—	—	145,967	145,967	—
Commercial and industrial	30	14	1,295	314,399	315,738	8
SBA PPP, net of deferred income	—	—	—	14	14	—
Tax-exempt	—	—	—	76,825	76,825	—
Consumer	25	3	1	27,575	27,604	1
Total loans HFI	$560	$55	$2,087	$1,919,148	$1,921,850	$78

The following table presents the current, past due, and nonaccrual loans by loan category as of December 31, 2022:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$793,540	$463	$—	$720	$794,723
One-to-four family residential	542,666	602	—	243	543,511
Construction and development	157,355	—	—	9	157,364
Commercial and industrial	308,597	165	—	1,291	310,053
SBA PPP, net of deferred income	14	—	—	—	14
Tax-exempt	83,166	—	—	—	83,166
Consumer	27,291	42	2	101	27,436
Total loans HFI	$1,912,629	$1,272	$2	$2,364	$1,916,267
Impaired Loans
For reporting periods prior to January 1, 2023, when ASC 326 was adopted, the Company’s individually evaluated impaired loans included TDRs and performing and nonperforming loans. Once a loan was deemed to be impaired, the difference between the loan value and the Bank’s exposure was charged-off or a specific reserve was established.
Information pertaining to impaired loans as of December 31, 2022, is as follows:

(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate:
Commercial real estate	$3,804	$3,796	$—	$3,194
One-to-four family residential	1,458	1,387	—	797
Construction and development	9	9	—	104
Commercial and industrial	51	51	—	58
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	26	26	—	9
Total with no related allowance	5,348	5,269	—	4,162
With allowance recorded:
Real estate:
Commercial real estate	717	717	15	1,264
One-to-four family residential	120	120	16	48
Construction and development	—	—	—	—
Commercial and industrial	1,360	1,351	172	623
SBA PPP, net of deferred income	—	—	—	—
Tax-exempt	—	—	—	—
Consumer	113	111	111	122
Total with related allowance	2,310	2,299	314	2,057
Total impaired loans	$7,658	$7,568	$314	$6,219
The interest income recognized on impaired loans for the year ended December 31, 2022 was $252,000.
Loan Modifications
The Company adopted ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, using the prospective method. This ASU eliminates the TDR recognition and measurement guidance and requires all loan modifications to be evaluated based on whether the modification represents a new loan or a continuation of an existing loan. Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. As of March 31, 2023, no loan modifications were made to borrowers experiencing financial difficulty.
Troubled Debt Restructurings
For reporting periods prior to January 1, 2023, when ASC 326 was adopted, the restructuring of a loan was considered a TDR if the borrower was experiencing financial difficulties and the Bank had granted a concession. There were no loans modified during the three months ended March 31, 2022. Additionally, there were no defaults on loans during the three months ended March 31, 2022 that had been modified as a TDR during the prior twelve months.
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
Loss - Loans classified in this category are considered uncollectible and charged-off to the allowance for credit losses.

As of March 31, 2023, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of March 31, 2023:

	Year of Origination
(in thousands)	2023	2022	2021	2020	2019	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$27,134	$255,145	$244,680	$100,305	$70,757	$83,963	$15,317	$797,301
Special mention	73	—	3,276	—	1,113	848	—	5,310
Substandard	—	818	673	339	—	719	—	2,549
Total	$27,207	$255,963	$248,629	$100,644	$71,870	$85,530	$15,317	$805,160

One-to-four family residential
Pass	$23,079	$146,202	$140,185	$97,503	$34,658	$89,696	$17,760	$549,083
Special mention	—	—	—	—	—	59	—	59
Substandard	—	106	—	38	83	1,128	45	1,400
Total	$23,079	$146,308	$140,185	$97,541	$34,741	$90,883	$17,805	$550,542

Construction and development
Pass	$5,580	$94,289	$38,370	$2,295	$2,462	$1,205	$1,766	$145,967
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$5,580	$94,289	$38,370	$2,295	$2,462	$1,205	$1,766	$145,967

Commercial and industrial
Pass	$21,109	$75,448	$69,847	$20,502	$11,505	$4,094	$100,717	$303,222
Special mention	—	—	5,071	—	646	1,914	3,423	11,054
Substandard	5	—	42	10	66	58	1,281	1,462
Total	$21,114	$75,448	$74,960	$20,512	$12,217	$6,066	$105,421	$315,738

SBA PPP, net of deferred income
Pass	$—	$—	$—	$14	$—	$—	$—	$14
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$14	$—	$—	$—	$14

Tax-exempt
Pass	$523	$15,679	$8,301	$14,989	$4,530	$32,803	$—	$76,825
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$523	$15,679	$8,301	$14,989	$4,530	$32,803	$—	$76,825

Consumer
Pass	$3,252	$13,867	$4,493	$1,538	$825	$704	$2,815	$27,494
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	101	9	110
Total	$3,252	$13,867	$4,493	$1,538	$825	$805	$2,824	$27,604

Total loans HFI	$80,755	$601,554	$514,938	$237,533	$126,645	$217,292	$143,133	$1,921,850

Gross charge-offs	$—	$3	$—	$—	$9	$—	$104	$116

The following table summarizes loans by risk rating as of December 31, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$786,394	$5,759	$2,570	$—	$—	$794,723
One-to-four family residential	542,112	62	1,337	—	—	543,511
Construction and development	157,355	—	9	—	—	157,364
Commercial and industrial	297,152	11,428	1,473	—	—	310,053
SBA PPP, net of deferred income	14	—	—	—	—	14
Tax-exempt	83,166	—	—	—	—	83,166
Consumer	27,298	—	138	—	—	27,436
Total loans HFI	$1,893,491	$17,249	$5,527	$—	$—	$1,916,267
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2023 and December 31, 2022, unfunded loan commitments totaled approximately $366.5 million and $377.6 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2023 and December 31, 2022, commitments under standby letters of credit totaled approximately $14.3 million and $14.6 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments based on estimates of expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of March 31, 2023, the reserve on unfunded commitments was $442,000.
4.    Deposits
Deposits were $2.73 billion and $2.80 billion as of March 31, 2023 and December 31, 2022, respectively. This decrease was primarily a result of the changing interest rate environment impacting customer deposit movement and activity, combined with normal seasonal drawdowns by public entity customers. Also during the first quarter of 2023, there was a deposit mix shift between deposit categories as customers moved funds from lower yielding categories to higher yielding categories. Deposits are summarized below:

(in thousands)	March 31, 2023	December 31, 2022
Noninterest-bearing demand deposits	$1,060,042	$1,090,539
Interest-bearing deposits:
Interest-bearing demand deposits	97,196	89,144
NOW accounts	440,224	503,308
Money market accounts	542,573	578,161
Savings accounts	190,119	195,479
Time deposits less than or equal to $250,000	278,937	250,875
Time deposits greater than $250,000	122,294	91,430
Total interest-bearing deposits	1,671,343	1,708,397
Total deposits	$2,731,385	$2,798,936

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
Loans HFI: The Company does not record loans HFI at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance may be established. Loans for which it was probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determined the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Loans HFS	$2,046	$—	$2,046	$—
Securities AFS:
Mortgage-backed securities	$238,033	$—	$238,033	$—
Municipal bonds	$185,245	$—	$185,245	$—
U.S. Treasury securities	$167,695	$—	$167,695	$—
U.S. agency securities	$20,821	$—	$20,821	$—
Equity securities	$4,010	$4,010	$—	$—

December 31, 2022
Loans HFS	$518	$—	$518	$—
Securities AFS:
Mortgage-backed securities	$240,981	$—	$240,981	$—
Municipal bonds	$184,092	$—	$184,092	$—
U.S. Treasury securities	$170,478	$—	$170,478	$—
U.S. agency securities	$18,856	$—	$18,856	$—
Equity securities	$9,979	$9,979	$—	$—
There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2023 or the year ended December 31, 2022.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses or credit losses based upon the fair value of the underlying collateral during the reported periods:

	For the Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Carrying value of impaired loans before allowance	$102	$88
Specific allowance	(25)	(15)
Fair value of impaired loans	$77	$73
The Company had no financial liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2023 and March 31, 2022.
Nonfinancial Assets and Liabilities: Certain nonfinancial assets and nonfinancial liabilities are measured at fair value on a nonrecurring basis. These include certain foreclosed assets, which are remeasured and reported at fair value through a charge-off to the allowance for credit losses upon initial recognition as a foreclosed asset. Subsequent to their initial recognition, certain foreclosed assets are remeasured at fair value through an adjustment included in other noninterest income. The fair value of foreclosed assets is estimated using Level 3 inputs based on customized discounting criteria less estimated selling costs.

The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$22	$—
Charge-offs	—	—
Fair value of foreclosed assets	$22	$—
There were no foreclosed assets that were remeasured subsequent to initial recognition for the three months ended March 31, 2023 and March 31, 2022.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2023 and March 31, 2022.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
March 31, 2023
Impaired loans	$2,351	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	78.84%
Foreclosed assets	$22	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2022
Impaired loans	$7,254	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.16%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of March 31, 2023 and December 31, 2022, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and due from banks	$34,491	$34,491	$34,491	$—	$—
Interest-bearing deposits in other banks	$194,727	$194,727	$194,727	$—	$—
Securities AFS	$611,794	$611,794	$—	$611,794	$—
Securities HTM	$149,417	$129,512	$—	$129,512	$—
Equity securities	$4,010	$4,010	$4,010	$—	$—
Nonmarketable equity securities	$3,506	$3,506	$—	$3,506	$—
Loans HFS	$2,046	$2,046	$—	$2,046	$—
Loans HFI, net of allowance	$1,900,996	$1,796,237	$—	$—	$1,796,237
Accrued interest receivable	$8,397	$8,397	$—	$—	$8,397
Financial liabilities:
Deposits	$2,731,385	$2,721,840	$—	$2,721,840	$—
Accrued interest payable	$2,433	$2,433	$—	$2,433	$—

December 31, 2022
Financial assets:
Cash and due from banks	$37,824	$37,824	$37,824	$—	$—
Interest-bearing deposits in other banks	$240,568	$240,568	$240,568	$—	$—
Securities AFS	$614,407	$614,407	$—	$614,407	$—
Securities HTM	$151,683	$132,407	$—	$132,407	$—
Equity securities	$9,979	$9,979	$9,979	$—	$—
Nonmarketable equity securities	$3,478	$3,478	$—	$3,478	$—
Loans HFS	$518	$518	$—	$518	$—
Loans HFI, net of allowance	$1,895,639	$1,807,772	$—	$—	$1,807,772
Accrued interest receivable	$8,830	$8,830	$—	$—	$8,830
Financial liabilities:
Deposits	$2,798,936	$2,787,198	$—	$2,787,198	$—
Accrued interest payable	$1,563	$1,563	$—	$1,563	$—
7.    Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of March 31, 2023, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. The most recent notification from the FDIC (as of September 30, 2022) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because the Company had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, the Company has received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022, the last applicable measurement date, the Company had more than $3.0 billion in assets. Therefore, effective January 1, 2023, the Company no longer receives any benefits under the Policy Statement and became subject to consolidated capital requirements.
Capital amounts and ratios for the Company as of March 31, 2023 and December 31, 2022, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum(1)		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Risk-Based Capital	$364,931	17.89%	$214,164	10.50%	N/A	N/A
Tier I Risk-Based Capital	$343,635	16.85%	$173,371	8.50%	N/A	N/A
Common Equity Tier I Capital	$343,635	16.85%	$142,776	7.00%	N/A	N/A
Tier I Leverage Capital	$343,635	11.02%	$124,686	4.00%	N/A	N/A

December 31, 2022
Total Risk-Based Capital	$356,001	17.39%	N/A	N/A	N/A	N/A
Tier I Risk-Based Capital	$335,373	16.38%	N/A	N/A	N/A	N/A
Common Equity Tier I Capital	$335,373	16.38%	N/A	N/A	N/A	N/A
Tier I Leverage Capital	$335,373	10.71%	N/A	N/A	N/A	N/A
(1)Due to the full phase-in of the CCB, these are the regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.
Capital amounts and ratios for the Bank as of March 31, 2023 and December 31, 2022, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum(1)		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Risk-Based Capital	$354,711	17.39%	$214,115	10.50%	$203,919	10.00%
Tier I Risk-Based Capital	$333,415	16.35%	$173,331	8.50%	$163,135	8.00%
Common Equity Tier I Capital	$333,415	16.35%	$142,743	7.00%	$132,547	6.50%
Tier I Leverage Capital	$333,415	10.70%	$124,660	4.00%	$155,825	5.00%

December 31, 2022
Total Risk-Based Capital	$344,867	16.85%	$214,915	10.50%	$204,681	10.00%
Tier I Risk-Based Capital	$324,239	15.84%	$173,979	8.50%	$163,745	8.00%
Common Equity Tier I Capital	$324,239	15.84%	$143,277	7.00%	$133,043	6.50%
Tier I Leverage Capital	$324,239	10.35%	$125,252	4.00%	$156,565	5.00%
(1)Due to the full phase-in of the CCB, these are the regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.

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
As of March 31, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
8.    Earnings Per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director Compensation Program stock options and restricted stock determined using the treasury stock method. The dilutive EPS calculation assumes all outstanding stock options to purchase common stock have been exercised at the beginning of the year, and the pro forma proceeds from the exercised options and restricted stock are used to purchase common stock at the average fair market valuation price.
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended March 31,
(in thousands, except share amounts)	2023	2022
Numerator:
Net income - basic	$9,598	$7,392
Net income - diluted	$9,598	$7,392

Denominator:
Weighted average shares outstanding - basic	7,182,782	7,179,624
Plus: Effect of Director Compensation Program	216	369
Plus: Effect of restricted stock	13,356	18,623
Weighted average shares outstanding - diluted	7,196,354	7,198,616

Earnings per common share:
Basic	$1.34	$1.03
Diluted	$1.33	$1.03
9.    Equity
Stock Repurchase Program
On November 4, 2022, the Company’s board of directors approved the renewal of its 2022 stock repurchase program that expired on December 31, 2022. The renewed program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended March 31, 2023, the Company repurchased 6,795 shares of its common stock at an aggregate cost of $346,000. As of March 31, 2023, the Company had $4.7 million available for repurchasing its common stock under this program.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI, is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $15.6 million, of which $12.3 million, net of tax, was included in AOCI.
CECL Adjustment - Implementation of Current Expected Credit Losses Methodology related to ASU No. 2016-13
On January 1, 2023, the Company adopted the CECL methodology for estimating credit losses. The implementation of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments, and a $569,000, net of tax, adjustment to retained earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2022 through March 31, 2023, and on our results of operations for the quarters ended March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and March 31, 2022.
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, and information presented elsewhere in this Report, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and “Part II - Item 1A. Risk Factors” in this Report. Also, see risk factors and other cautionary statements described in “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 27 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
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
FIRST QUARTER 2023 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the first quarter of 2023, the Company had slightly lower deposits and assets, consistent loans, and reduced earnings. Due to the changing interest rate environment and uncertainty in the banking industry, we monitored our liquidity position and deposit activity very closely. We increased our quarterly dividend to $0.08 per common share and implemented the CECL methodology.
•Net income for the first quarter of 2023 was $9.6 million, or $1.33 diluted EPS, a decrease of $593,000, or 5.8%, compared to $10.2 million, or $1.42 diluted EPS, for the fourth quarter of 2022. These decreases were mainly due to a $765,000 decrease in net interest income, partially offset by having no provision for credit losses expense under the new CECL methodology.
•For the first quarter of 2023, the return on assets was 1.28%, and the return on equity was 14.33%.
•As of March 31, 2023, assets were $3.03 billion, a decrease of $52.1 million, or 1.7%, from December 31, 2022. The decrease in assets was mainly due to a $67.6 million decrease in deposits.
•Deposits totaled $2.73 billion as of March 31, 2023, a decrease of $67.6 million, or 2.4%, compared to $2.80 billion as of December 31, 2022. During the first quarter of 2023, in addition to a slight decrease in total deposits, there was also a shift of balances between deposit categories. These changes were a result of the changing interest rate environment impacting customer deposit activity combined with the normal seasonal drawdowns by public entity customers.
•As of March 31, 2023, loans HFI were $1.92 billion, consistent with December 31, 2022.
•As of March 31, 2023, total securities were $765.2 million compared to $776.1 million as of December 31, 2022. Securities decreased $10.8 million primarily due to the sale of a portion of a CRA mutual fund and principal repayments.
•In the first quarter of 2023, the Company maintained an average of $241.7 million of liquid funds and had various borrowing alternatives, but no borrowings. Also, effective March 12, 2023, Red River Bank could participate in the Federal Reserve Board’s Bank Term Funding Program, a new liquidity source.

•Net interest income and net interest margin FTE decreased in the first quarter of 2023 compared to the prior quarter. Net interest income for the first quarter of 2023 was $22.9 million compared to $23.7 million for the prior quarter. Net interest margin FTE was 3.13% for the first quarter of 2023 compared to 3.17% for the prior quarter. These decreases were mainly due to the higher interest rate environment resulting in intensified deposit rate pressure and higher deposit costs.
•CECL became effective for Red River Bank on January 1, 2023. The adoption of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments. This adjustment was 3.5% of the December 31, 2022 allowance for loan losses. No provision expense was recorded in the first quarter of 2023.
•As of March 31, 2023, NPAs were $2.4 million, or 0.08% of assets, and the ACL was $20.9 million, or 1.09% of loans HFI.
•We paid a quarterly cash dividend of $0.08 per common share in the first quarter of 2023.
•The 2023 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. In the first quarter of 2023, we repurchased 6,795 shares of our common stock at an aggregate cost of $346,000.
•In our Southwest market, we closed one of our banking centers in the first quarter of 2023 and relocated the staff and services to an existing, recently expanded banking center.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2022 to March 31, 2023
(in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,030,582	$3,082,686	(52,104)	(1.7)%
Interest-bearing deposits in other banks	$194,727	$240,568	(45,841)	(19.1)%
Securities available-for-sale, at fair value	$611,794	$614,407	(2,613)	(0.4)%
Securities held-to-maturity, at amortized cost	$149,417	$151,683	(2,266)	(1.5)%
Loans held for investment	$1,921,850	$1,916,267	5,583	0.3%
Total deposits	$2,731,385	$2,798,936	(67,551)	(2.4)%
Total stockholders’ equity	$276,640	$265,753	10,887	4.1%

	As of and for the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Net Income	$9,598	$10,191	$7,392

Per Common Share Data:
Earnings per share, basic	$1.34	$1.42	$1.03
Earnings per share, diluted	$1.33	$1.42	$1.03
Book value per share	$38.54	$36.99	$36.91
Tangible book value per share(1,2)	$38.33	$36.78	$36.69
Realized book value per share(1,3)	$48.09	$46.90	$43.02
Cash dividends per share	$0.08	$0.07	$0.07
Shares outstanding	7,177,650	7,183,915	7,176,365
Weighted average shares outstanding, basic	7,182,782	7,183,915	7,179,624
Weighted average shares outstanding, diluted	7,196,354	7,199,247	7,198,616

Summary Performance Ratios:
Return on average assets	1.28%	1.33%	0.93%
Return on average equity	14.33%	16.34%	10.27%
Net interest margin	3.07%	3.11%	2.41%
Net interest margin FTE(4)	3.13%	3.17%	2.46%
Efficiency ratio(5)	56.84%	54.76%	60.80%
Loans HFI to deposits ratio	70.36%	68.46%	59.47%
Noninterest-bearing deposits to deposits ratio	38.81%	38.96%	40.34%
Noninterest income to average assets	0.58%	0.60%	0.56%
Operating expense to average assets	2.06%	1.97%	1.77%

Summary Credit Quality Ratios:
NPAs to assets	0.08%	0.08%	0.03%
Nonperforming loans to loans HFI	0.12%	0.12%	0.02%
Allowance for credit losses to loans HFI	1.09%	1.08%	1.11%
Net charge-offs to average loans	0.00%	0.00%	0.00%

Capital Ratios:
Stockholders’ equity to assets	9.13%	8.62%	8.25%
Tangible common equity to tangible assets(1,6)	9.08%	8.57%	8.20%
Total risk-based capital to risk-weighted assets	17.89%	17.39%	17.28%
Tier 1 risk-based capital to risk-weighted assets	16.85%	16.38%	16.26%
Common equity Tier 1 capital to risk-weighted assets	16.85%	16.38%	16.26%
Tier 1 risk-based capital to average assets	11.02%	10.71%	9.51%
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

RESULTS OF OPERATIONS
Net income for the first quarter of 2023 was $9.6 million, or $1.33 diluted EPS, a decrease of $593,000, or 5.8%, compared to $10.2 million, or $1.42 diluted EPS, for the fourth quarter of 2022. The decrease in net income was due to a $765,000 decrease in net interest income, a $406,000 increase in operating expenses, and a $279,000 decrease in noninterest income, partially offset by a $750,000 decrease in provision for credit losses and a $107,000 decrease in income tax expense. The return on assets for the first quarter of 2023 was 1.28%, compared to 1.33% for the fourth quarter of 2022. The return on equity was 14.33% for the first quarter of 2023, compared to 16.34% for the fourth quarter of 2022. Our efficiency ratio for the first quarter of 2023 was 56.84%, compared to 54.76% for the fourth quarter of 2022.
Net income for the three months ended March 31, 2023, was $9.6 million, or $1.33 diluted EPS, an increase of $2.2 million, or 29.8%, compared to $7.4 million, or $1.03 diluted EPS, for the three months ended March 31, 2022. The increase in net income was due to a $4.2 million increase in net interest income and a $150,000 decrease in the provision for credit losses, partially offset by a $1.4 million increase in operating expenses, a $637,000 increase in income tax expense, and a $62,000 decrease in noninterest income. The return on assets for the three months ended March 31, 2023, was 1.28%, compared to 0.93% for the three months ended March 31, 2022. The return on equity was 14.33% for the three months ended March 31, 2023, compared to 10.27% for the three months ended March 31, 2022. Our efficiency ratio for the three months ended March 31, 2023, was 56.84%, compared to 60.80% for the three months ended March 31, 2022.
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
Between March 2020 and March 2023, the interest rate environment has changed significantly. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the FOMC began increasing the target federal funds rate. The FOMC increased the target federal funds rate by 425 bps in 2022 and an additional 50 bps in the first quarter of 2023. The average effective federal funds rate for the first quarter of 2023 was 4.52% compared to 3.65% for the fourth quarter of 2022 and 0.12% for the first quarter of 2022. The net interest income and net interest margin FTE for the three months ended March 31, 2023, were impacted by the target federal funds rate increases by the FOMC over the last year.
First Quarter of 2023 vs. Fourth Quarter of 2022
Net interest income for the first quarter of 2023 was $22.9 million, which was $765,000, or 3.2%, lower than the fourth quarter of 2022, due to a $1.5 million increase in interest expense, partially offset by a $750,000 increase in interest and dividend income. The increase in interest expense was due to increased deposit rates combined with larger balances in higher cost deposit accounts. In responding to deposit rate competition, we increased the rates on time deposits and money market accounts. The cost of deposits increased 24 bps to 0.71% for the first quarter of 2023 from 0.47% for the prior quarter. The increase in interest and dividend income was primarily due to increases in income on loans and short-term liquid assets. Loan income increased $480,000 due to higher rates on new, renewed, and floating rate loans. The rate on these loans was 6.68% for the first quarter of 2023 compared to 6.25% for the prior quarter. Income on short-term liquid assets increased $217,000 due to the FOMC’s increases to the target federal funds rate.
The net interest margin FTE decreased four bps to 3.13% for the first quarter of 2023, compared to 3.17% for the prior quarter. This decrease was driven primarily by higher deposit rates as a result of the deposit rate pressures. As we increased rates on several of our deposit products, there was a change to the deposit mix due to customers moving deposits from lower yielding accounts to higher yielding accounts. This increased the total cost of deposits by 24 bps, while the rate on time deposits and interest-bearing transaction deposits increased 60 bps and 28 bps, respectively. The higher cost of deposits was partially offset by a 16 bp increase in the yield on loans and an 83 bp increase in the yield on short-term liquid assets, which were driven by the higher interest rate environment.
On May 3, 2023, the FOMC increased the target federal funds rate by 25 bps. The current expectation is that the FOMC will leave the target federal funds rate consistent over the next few meetings. Our balance sheet is asset sensitive, and interest income on earning assets generally improves in a higher interest rate environment. However, we are experiencing additional pressure on deposit interest rates due to the higher interest rate environment and competition for deposits. As of March 31, 2023, floating rate loans were 13.4% of loans HFI, and floating rate transaction deposits were 4.4% of interest-bearing transaction deposits. Depending on balance sheet activity, deposit rate pressure, and shift of the deposit mix, we expect the net interest margin FTE and net interest income to continue to compress.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and December 31, 2022:

	For the Three Months Ended
	March 31, 2023			December 31, 2022
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,918,336	$21,764	4.54%	$1,904,592	$21,284	4.38%
Securities - taxable	641,237	2,533	1.59%	642,121	2,495	1.55%
Securities - tax-exempt	205,512	1,034	2.01%	206,141	1,029	2.00%
Federal funds sold	55,411	635	4.58%	66,044	634	3.75%
Interest-bearing deposits in other banks	153,667	1,738	4.53%	161,558	1,522	3.69%
Nonmarketable equity securities	3,478	28	3.24%	3,460	18	2.08%
Total interest-earning assets	2,977,641	$27,732	3.73%	2,983,916	$26,982	3.55%
Allowance for credit losses	(20,885)			(20,255)
Noninterest-earning assets	89,031			78,047
Total assets	$3,045,787			$3,041,708
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,326,547	$3,029	0.93%	$1,292,313	$2,131	0.65%
Time deposits	366,214	1,794	1.99%	335,424	1,177	1.39%
Total interest-bearing deposits	1,692,761	4,823	1.16%	1,627,737	3,308	0.81%
Other borrowings	1	—	5.08%	—	—	—%
Total interest-bearing liabilities	1,692,762	$4,823	1.16%	1,627,737	$3,308	0.81%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,061,135			1,145,920
Accrued interest and other liabilities	20,219			20,686
Total noninterest-bearing liabilities	1,081,354			1,166,606
Stockholders’ equity	271,671			247,365
Total liabilities and stockholders’ equity	$3,045,787			$3,041,708
Net interest income		$22,909			$23,674
Net interest spread			2.57%			2.74%
Net interest margin			3.07%			3.11%
Net interest margin FTE(3)			3.13%			3.17%
Cost of deposits			0.71%			0.47%
Cost of funds			0.66%			0.44%
(1)Includes average outstanding balances of loans HFS of $1.3 million and $2.3 million for the three months ended March 31, 2023 and December 31, 2022, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Net interest income for the three months ended March 31, 2023 was $22.9 million, which was $4.2 million, or 22.3%, higher than $18.7 million for the three months ended March 31, 2022. Net interest income increased due to a $7.7 million increase in interest and dividend income, partially offset by a $3.5 million increase in interest expense.
The increase in interest and dividend income for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, was primarily due to an increase in loan income and an increase in income on short-term liquid assets. Loan income increased $5.0 million due to higher rates on new, renewed, and floating rate loans and a $227.9 million increase in the average balance of loans, when compared to the same period prior year. Income on short-term liquid assets increased $2.1 million due to the FOMC’s increases to the target federal funds rate, partially offset by a $434.0 million decrease in the average balance of short-term liquid assets. Interest expense increased during the three months ended March 31, 2023, compared to the same period in 2022 mainly due to increased deposit pressures, resulting in increased rates on interest-bearing deposits.

Net interest margin FTE increased 67 bps to 3.13% for the three months ended March 31, 2023, from 2.46% for the three months ended March 31, 2022, primarily due to the higher interest rate environment and an improved asset mix. The yield on loans increased 57 bps due to higher loan rates on new, renewed, and floating rate loans due to the rising interest rate environment. Our deployment of lower-yielding short-term liquid assets into higher-yielding loans also benefited the net interest margin FTE. In addition, the yield on short-term liquid assets was 437 bps higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
The net interest margin FTE was negatively impacted by an increase in the cost of deposits. The cost of deposits increased 53 bps to 0.71% for the three months ended March 31, 2023, from 0.18% for the three months ended March 31, 2022, due to an 86 bp increase in the rate on interest-bearing deposits. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits increased 98 bps and 80 bps, respectively. These rates increased due to rate competition for deposits that began in the second half of 2022.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,918,336	$21,764	4.54%	$1,690,445	$16,770	3.97%
Securities - taxable	641,237	2,533	1.59%	556,648	1,879	1.35%
Securities - tax-exempt	205,512	1,034	2.01%	215,360	1,083	2.01%
Federal funds sold	55,411	635	4.58%	53,249	25	0.19%
Interest-bearing deposits in other banks	153,667	1,738	4.53%	589,794	251	0.17%
Nonmarketable equity securities	3,478	28	3.24%	3,450	1	0.10%
Total interest-earning assets	2,977,641	$27,732	3.73%	3,108,946	$20,009	2.58%
Allowance for credit losses	(20,885)			(19,203)
Noninterest-earning assets	89,031			124,258
Total assets	$3,045,787			$3,214,001
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,326,547	$3,029	0.93%	$1,418,583	$455	0.13%
Time deposits	366,214	1,794	1.99%	332,585	826	1.01%
Total interest-bearing deposits	1,692,761	4,823	1.16%	1,751,168	1,281	0.30%
Other borrowings	1	—	5.08%	—	—	—%
Total interest-bearing liabilities	1,692,762	$4,823	1.16%	1,751,168	$1,281	0.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,061,135			1,153,377
Accrued interest and other liabilities	20,219			17,514
Total noninterest-bearing liabilities	1,081,353			1,170,891
Stockholders’ equity	271,671			291,942
Total liabilities and stockholders’ equity	$3,045,787			$3,214,001
Net interest income		$22,909			$18,728
Net interest spread			2.57%			2.28%
Net interest margin			3.07%			2.41%
Net interest margin FTE(3)			3.13%			2.46%
Cost of deposits			0.71%			0.18%
Cost of funds			0.66%			0.17%
(1)Includes average outstanding balances of loans HFS of $1.3 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively.
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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2023 vs. December 31, 2022			March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$154	$326	$480	$2,262	$2,732	$4,994
Securities - taxable	(3)	41	38	286	368	654
Securities - tax-exempt	(3)	8	5	(50)	1	(49)
Federal funds sold	(102)	103	1	1	609	610
Interest-bearing deposits in other banks	(73)	289	216	(183)	1,670	1,487
Nonmarketable equity securities	—	10	10	—	27	27
Total interest-earning assets	$(27)	$777	$750	$2,316	$5,407	$7,723
Interest-bearing liabilities:
Interest-bearing transaction deposits	$56	$842	$898	$(30)	$2,604	$2,574
Time deposits	108	509	617	84	884	968
Total interest-bearing deposits	164	1,351	1,515	54	3,488	3,542
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$164	$1,351	$1,515	$54	$3,488	$3,542
Increase (decrease) in net interest income	$(191)	$(574)	$(765)	$2,262	$1,919	$4,181
Provision for Credit Losses
Effective January 1, 2023, the Company adopted ASC 326, the CECL methodology for estimating credit losses. The guidance for CECL replaces our previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.
The provision for credit losses is the amount necessary to maintain the ACL at a level considered appropriate by management. Factors impacting the provision include loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, and current economic conditions.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	Increase (Decrease)
Provision for credit losses	$—	$750	$(750)	(100.0)%
No provision expense was recorded in the first quarter of 2023 under the new CECL methodology. The fourth quarter of 2022 provision for loan losses was $750,000 due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022	Increase (Decrease)
Provision for credit losses	$—	$150	$(150)	(100.0)%
No provision expense was recorded in the first quarter of 2023. The first quarter of 2022 provision for loan losses was $150,000. The provision for loan losses for the first quarter of 2022 was due to the current inflationary environment, changing monetary policy, and loan growth.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
First Quarter of 2023 vs. Fourth Quarter of 2022
Noninterest income decreased $279,000 to $4.3 million for the first quarter of 2023 compared to $4.6 million for the fourth quarter of 2022. The decrease in noninterest income was mainly due to lower brokerage and mortgage income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,393	$1,359	$34	2.5%
Debit card income, net	934	972	(38)	(3.9)%
Mortgage loan income	275	453	(178)	(39.3)%
Brokerage income	807	1,013	(206)	(20.3)%
Loan and deposit income	477	440	37	8.4%
Bank-owned life insurance income	179	180	(1)	(0.6)%
Gain (Loss) on equity securities	31	(21)	52	247.6%
SBIC income	180	162	18	11.1%
Other income (loss)	64	61	3	4.9%
Total noninterest income	$4,340	$4,619	$(279)	(6.0)%
Brokerage income decreased $206,000 to $807,000 for the first quarter of 2023, compared to $1.0 million for the previous quarter. The income in the fourth quarter of 2022 benefited from funds invested by new clients during that period. Assets under management were $965.2 million as of March 31, 2023.
Mortgage loan income decreased $178,000 to $275,000 for the first quarter of 2023, compared to $453,000 for the previous quarter. This decrease was primarily driven by reduced purchase activity due to higher mortgage interest rates.
Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Noninterest income decreased $62,000 to $4.3 million for the three months ended March 31, 2023, compared to $4.4 million for the three months ended March 31, 2022. The decrease in noninterest income was due to lower mortgage loan income, offset by a gain on equity securities, higher income from an SBIC limited partnership of which Red River Bank is a member, and increased loan and deposit income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,393	$1,308	$85	6.5%
Debit card income, net	934	936	(2)	(0.2)%
Mortgage loan income	275	1,127	(852)	(75.6)%
Brokerage income	807	775	32	4.1%
Loan and deposit income	477	371	106	28.6%
Bank-owned life insurance income	179	172	7	4.1%
Gain (Loss) on equity securities	31	(365)	396	108.5%
Gain (Loss) on sale and call of securities	—	39	(39)	(100.0)%
SBIC income	180	20	160	800.0%
Other income (loss)	64	19	45	236.8%
Total noninterest income	$4,340	$4,402	$(62)	(1.4)%
Mortgage loan income decreased $852,000 to $275,000 for the three months ended March 31, 2023, compared to $1.1 million for the same period prior year due to rising mortgage interest rates and reduced purchase activity.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. In the first quarter of 2023, we sold $6.0 million of the CRA mutual fund. The mutual fund had a gain of $31,000 for the three months ended March 31, 2023, compared to a loss of $365,000 for the same period in 2022.
SBIC income increased $160,000 to $180,000 for the three months ended March 31, 2023, due to higher operating income being distributed by the SBIC in the first quarter of 2023.
Loan and deposit income increased $106,000 to $477,000 for the three months ended March 31, 2023, compared to $371,000 for the same period prior year. This increase was primarily associated with fees related to customers moving funds from lower yielding deposit accounts to higher yielding deposit accounts.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
First Quarter of 2023 vs. Fourth Quarter of 2022
Operating expenses increased $406,000 to $15.5 million for the first quarter of 2023, compared to $15.1 million for the fourth quarter of 2022. The increase in operating expenses was mainly due to higher personnel expenses, regulatory assessment expenses, and occupancy and equipment expenses, partially offset by lower data processing expense and other business development expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,000	$8,681	$319	3.7%
Non-staff expenses:
Occupancy and equipment expenses	1,717	1,613	104	6.4%
Technology expenses	748	645	103	16.0%
Advertising	281	293	(12)	(4.1)%
Other business development expenses	436	566	(130)	(23.0)%
Data processing expense	400	609	(209)	(34.3)%
Other taxes	686	781	(95)	(12.2)%
Loan and deposit expenses	205	180	25	13.9%
Legal and professional expenses	516	550	(34)	(6.2)%
Regulatory assessment expenses	406	277	129	46.6%
Other operating expenses	1,093	887	206	23.2%
Total operating expenses	$15,488	$15,082	$406	2.7%
Personnel expenses increased $319,000 to $9.0 million for the first quarter of 2023, compared to the prior quarter. This increase was due to higher personnel health insurance expenses. As of March 31, 2023 and December 31, 2022, we had 352 and 351 total employees, respectively.
Regulatory assessment expenses increased $129,000 to $406,000 for the first quarter of 2023, compared to the prior quarter. This increase was due to the FDIC raising the deposit insurance assessment rate two bps, effective January 1, 2023, for all insured depository institutions.
Occupancy and equipment expenses increased $104,000 to $1.7 million for the first quarter of 2023, compared to the prior quarter. This increase was due to $161,000 of nonrecurring expenses related to opening our new operations center building.
Data processing expense decreased $209,000 to $400,000 for the first quarter of 2023, compared to the prior quarter. This decrease was primarily attributable to receipt of a $252,000 periodic refund from our data processing center in the first quarter of 2023.
Other business development expenses decreased $130,000 to $436,000 for the first quarter of 2023, compared to the prior quarter. This decrease was primarily due to the timing of CRA related contributions.
Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Operating expenses increased $1.4 million to $15.5 million for the three months ended March 31, 2023, compared to $14.1 million for the three months ended March 31, 2022. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, regulatory assessment expenses, and other business development expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,000	$8,452	$548	6.5%
Non-staff expenses:
Occupancy and equipment expenses	1,717	1,492	225	15.1%
Technology expenses	748	771	(23)	(3.0)%
Advertising	281	219	62	28.3%
Other business development expenses	436	303	133	43.9%
Data processing expense	400	316	84	26.6%
Other taxes	686	636	50	7.9%
Loan and deposit expenses	205	130	75	57.7%
Legal and professional expenses	516	418	98	23.4%
Regulatory assessment expenses	406	250	156	62.4%
Other operating expenses	1,093	1,075	18	1.7%
Total operating expenses	$15,488	$14,062	$1,426	10.1%
Personnel expenses increased $548,000 to $9.0 million for the three months ended March 31, 2023, compared to the same period prior year. As of March 31, 2023 and 2022, we had 352 and 355 total employees, respectively. Personnel expenses increased due to higher personnel health insurance expenses, filled previously open positions, and expanded staff in our New Orleans market.
Occupancy and equipment expenses increased $225,000 to $1.7 million for the three months ended March 31, 2023, compared to the same period prior year. This increase was due to opening our new operations center building and a full period of expenses related to opening a new full-service banking center in our New Orleans market in the third quarter of 2022.
Regulatory assessment expenses increased $156,000 to $406,000 for the three months ended March 31, 2023, compared to the same period prior year. This increase was due to the FDIC raising the deposit insurance assessment rate by two bps, effective January 1, 2023, for all insured depository institutions.
Other business development expenses increased $133,000 to $436,000 for the three months ended March 31, 2023, compared to the same period prior year. This increase was primarily the result of an increase in community sponsorships and CRA related contributions, as well as expenses associated with an SBIC limited partnership.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	Increase (Decrease)
Income tax expense	$2,163	$2,270	$(107)	(4.7)%
For the quarters ended March 31, 2023 and December 31, 2022, income tax expense totaled $2.2 million and $2.3 million, respectively. The decrease in income tax expense was primarily due to the decrease in pre-tax income. Our effective income tax rates for each of the quarters ended March 31, 2023 and December 31, 2022, were 18.4% and 18.2%, respectively.

The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022	Increase (Decrease)
Income tax expense	$2,163	$1,526	$637	41.7%
For the three months ended March 31, 2023 and 2022, income tax expense totaled $2.2 million and $1.5 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the three months ended March 31, 2023 and 2022, were 18.4% and 17.1%, respectively.
FINANCIAL CONDITION
General
As of March 31, 2023, assets were $3.03 billion, which was $52.1 million, or 1.7%, lower than $3.08 billion as of December 31, 2022, primarily due to a decrease in deposits. Total deposits decreased $67.6 million, or 2.4%, to $2.73 billion as of March 31, 2023, from $2.80 billion as of December 31, 2022. Within assets, during the first quarter, interest-bearing deposits in other banks decreased $45.8 million, or 19.1%, to $194.7 million and were 6.4% of assets as of March 31, 2023. Total securities decreased $10.8 million, or 1.4%, to $765.2 million in the first quarter, which included liquidating $6.0 million of a CRA mutual fund, and were 25.2% of assets as of March 31, 2023. As of March 31, 2023, loans HFI were $1.92 billion and were consistent with December 31, 2022. We also had no outstanding borrowings as of March 31, 2023 or December 31, 2023. Stockholders’ equity increased $10.9 million during the first quarter of 2023 to $276.6 million as of March 31, 2023. As of March 31, 2023, the loans HFI to deposits ratio was 70.36%, compared to 68.46% as of December 31, 2022, and the noninterest-bearing deposits to total deposits ratio was 38.81%, compared to 38.96% as of December 31, 2022.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of March 31, 2023. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of March 31, 2023, interest-bearing deposits in other banks were $194.7 million and were 6.4% of assets, a decrease of $45.8 million, or 19.1%, compared to $240.6 million and 7.8% of assets as of December 31, 2022. In the first three months of 2023, our interest-bearing deposits in other banks decreased as deposits decreased.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of March 31, 2023, our total securities portfolio was 25.2% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities were $761.2 million as of March 31, 2023, a decrease of $4.9 million, or 0.6%, from $766.1 million as of December 31, 2022.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2023, the estimated fair value of securities AFS was $611.8 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $3.0 million for the three months ended March 31, 2023, resulting in a net unrealized loss of $71.2 million as of March 31, 2023, compared to a net unrealized loss of $74.1 million as of December 31, 2022. The net unrealized loss is attributed to changes in market rates.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2023, the amortized cost of securities HTM was $149.4 million. Securities HTM had an unrealized loss of $19.9 million as of March 31, 2023 compared to an unrealized loss of $19.3 million as December 31, 2022.
Investment activity for the three months ended March 31, 2023, included $8.8 million of securities purchased, partially offset by $16.4 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The securities AFS portfolio tax-equivalent yield was 1.82% for the three months ended March 31, 2023, compared to 1.68% for the three months ended March 31, 2022. The increase in yield for the three months ended March 31, 2023, compared to the same period for 2022, was due to purchasing securities with a higher yield than the portfolio yield in the first quarter of 2023.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of March 31, 2023, the average life of our securities portfolio was 6.6 years with an estimated effective duration of 4.9 years. As of December 31, 2022, the average life of our securities portfolio was 6.8 years with an estimated effective duration of 5.0 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2023, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$269,760	$10	$(31,737)	$238,033
Municipal bonds	218,459	13	(33,227)	185,245
U.S. Treasury securities	172,262	—	(4,567)	167,695
U.S. agency securities	22,488	5	(1,672)	20,821
Total Securities AFS	$682,969	$28	$(71,203)	$611,794

Securities HTM:
Mortgage-backed securities	$148,503	$—	$(19,803)	$128,700
U.S. agency securities	914	—	(102)	812
Total Securities HTM	$149,417	$—	$(19,905)	$129,512

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

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

	Contractual Maturity as of March 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$203	1.47%	$6,709	3.34%	$56,443	1.62%	$174,678	1.63%	$238,033	1.67%
Municipal bonds	5,482	1.08%	19,829	1.71%	16,986	2.28%	142,948	2.09%	185,245	2.04%
U.S. Treasury securities	97,488	1.48%	70,207	1.42%	—	—%	—	—%	167,695	1.46%
U.S. agency securities	3,945	2.72%	4,871	1.92%	1,531	2.35%	10,474	2.40%	20,821	2.34%
Total Securities AFS	$107,118	1.51%	$101,616	1.63%	$74,960	1.78%	$328,100	1.86%	$611,794	1.76%
(1)Tax equivalent projected book yield as of March 31, 2023.
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

	Contractual Maturity as of March 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$148,503	2.36%	$148,503	2.36%
U.S. agency securities	—	—%	—	—%	914	2.61%	—	—%	914	2.61%
Total Securities HTM	$—	—%	$—	—%	$914	2.61%	$148,503	2.36%	$149,417	2.36%
(1)Tax equivalent projected book yield as of March 31, 2023.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. In March 2023, we sold $6.0 million of the mutual fund. As of March 31, 2023, equity securities had a fair value of $4.0 million with a recognized gain of $31,000 for the three months ended March 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of March 31, 2023, loans HFI were $1.92 billion, consistent with December 31, 2022. In the first quarter of 2023, new loan originations were offset by payments and paydowns.

Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$805,160	41.9%	$794,723	41.5%
One-to-four family residential	550,542	28.7%	543,511	28.4%
Construction and development	145,967	7.6%	157,364	8.2%
Commercial and industrial	315,738	16.4%	310,053	16.2%
SBA PPP, net of deferred income	14	—%	14	—%
Tax-exempt	76,825	4.0%	83,166	4.3%
Consumer	27,604	1.4%	27,436	1.4%
Total loans HFI	$1,921,850	100.0%	$1,916,267	100.0%
Total loans HFS	$2,046		$518
Average loan HFI size, excluding credit cards	$234		$236
Investor-owned office properties were $59.7 million, or 3.1% of loans HFI, as of March 31, 2023 and $44.7 million, or 2.3% of loans HFI, as of December 31, 2022.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of March 31, 2023, health care loans were $160.2 million, or 8.4% of loans HFI, consistent with December 31, 2022. The average health care loan size was $332,000 as of March 31, 2023, and $338,000 as of December 31, 2022. Within the health care sector, loans to nursing and residential care facilities were 4.2% of loans HFI as of March 31, 2023, and 4.4% as of December 31, 2022. Loans to physician and dental practices were 4.1% of loans HFI as of March 31, 2023, and 3.9% as of December 31, 2022.
Energy loans were 2.0% of loans HFI as of March 31, 2023, and 1.9% as of December 31, 2022.
Geographic Markets
As of March 31, 2023, Red River Bank operates in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	March 31, 2023
(dollars in thousands)	Amount	Percent
Central	$604,231	31.4%
Capital	519,258	27.0%
Northwest	366,573	19.1%
Southwest	153,659	8.0%
Northshore	136,642	7.1%
New Orleans	82,876	4.4%
Acadiana	58,611	3.0%
Total loans HFI	$1,921,850	100.0%
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of March 31, 2023, 1.4% of our loans HFI were LIBOR-based with a setting that expires June 30, 2023. Alternative rate language is present in each credit agreement with a LIBOR-based rate. We do not anticipate any issue with transitioning each loan to a non-LIBOR-based rate.

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
NPAs totaled $2.4 million as of March 31, 2023 and December 31, 2022. The ratio of NPAs to assets was 0.08% as of March 31, 2023 and December 31, 2022.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonperforming loans:
Nonaccrual loans	$2,283	$2,364
Accruing loans 90 days or more past due	78	2
Total nonperforming loans	2,361	2,366
Foreclosed assets:
Real estate	22	—
Total foreclosed assets	22	—
Total NPAs	$2,383	$2,366

Nonaccrual loans to loans HFI	0.12%	0.12%
Nonperforming loans to loans HFI	0.12%	0.12%
NPAs to assets	0.08%	0.08%
Nonaccrual loans are summarized below by category:

(in thousands)	March 31, 2023	December 31, 2022
Real estate:
Commercial real estate	$719	$720
One-to-four family residential	177	243
Construction and development	—	9
Commercial and industrial	1,287	1,291
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	100	101
Total nonaccrual loans	$2,283	$2,364
Potential Problem Loans
From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful, or loss. Loan classifications reflect a judgment about the risk of default and loss associated with the loans. Classifications are reviewed periodically and adjusted to reflect the degree of risk and loss believed to be inherent in each loan. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the allowance for loan losses.
The following table summarizes loans HFI by risk rating:

(in thousands)	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Pass	$1,899,906	98.9%	$1,893,491	98.8%
Special Mention	16,423	0.8%	17,249	0.9%
Substandard	5,521	0.3%	5,527	0.3%
Total loans HFI	$1,921,850	100.0%	$1,916,267	100.0%
There were no loans as of March 31, 2023 or December 31, 2022, classified as doubtful or loss.
Allowance for Credit Losses
On January 1, 2023, we adopted ASC 326, as amended, using the modified retrospective method. For reporting periods beginning on or after January 1, 2023, we maintain an ACL on all loans that reflects management’s best estimate of expected credit losses to be collected over the lifetime of the loans. The determination of the amount of allowance involves a high degree of judgement and subjectivity. Refer to “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies - Accounting Standards Adopted in 2023” in this Report for more information regarding our ACL methodologies.
In determining the ACL for loans HFI, we estimate losses on a collective pool basis when similar risk characteristics and risk profiles exist. Loans that do not share similar risk characteristics are evaluated individually and excluded from the collective evaluation. The ACL is determined using the CECL model, which considers relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
For reporting periods prior to January 1, 2023, the ALL was established for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio. It was maintained at a level estimated to be adequate to absorb potential losses through periodic changes to loan losses.
As of March 31, 2023, the ACL was $20.9 million, or 1.09% of loans HFI. As of December 31, 2022, the ALL totaled $20.6 million, or 1.08% of loans HFI. The $226,000 increase in the ACL for the three months ended March 31, 2023, was mainly due to the adoption of ASC 326, which resulted in a $278,000 increase to the December 31, 2022 ALL balance.
No provision for credit losses was recorded for the three months ended March 31, 2023. The provision for loan losses was $150,000 for the three months ended March 31, 2022. The provision for loan losses for the first quarter of 2022 was due to the current inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The following table displays activity in the ACL for March 31, 2023, and the ALL for March 31, 2022:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Loans HFI	$1,921,850	$1,741,026
Nonaccrual loans	$2,283	$269
Average loans	$1,918,336	$1,690,445

Allowance at beginning of period	$20,628	$19,176
Impact of adopting ASC 326	278	—
Provision expense	—	150
Charge-offs:
Real estate:
Commercial real estate	—	(6)
Construction and development	(9)	—
Commercial and industrial	(21)	—
Consumer	(86)	(123)
Total charge-offs	(116)	(129)
Recoveries:
Real estate:
One-to-four family residential	3	3
Commercial and industrial	14	4
Consumer	47	40
Total recoveries	64	47
Net (charge-offs)/recoveries	(52)	(82)
Allowance at end of period	$20,854	$19,244

Allowance for credit losses to loans HFI	1.09%	1.11%
Allowance for credit losses to nonaccrual loans	913.45%	7,153.90%
Net charge-offs to average loans	0.00%	0.00%
We believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for credit losses are subject to ongoing evaluations of the factors and loan portfolio risks, including economic pressures related to inflation, labor market and supply chain constraints, and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate, and material additional provisions for credit losses could be required.
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
Total deposits decreased $67.6 million, or 2.4%, to $2.73 billion as of March 31, 2023, from $2.80 billion as of December 31, 2022. This decrease was primarily a result of the changing interest rate environment impacting customer deposit movement and activity, combined with normal seasonal drawdowns by public entity customers. Also during the first quarter of 2023, there was a deposit mix shift between deposit categories as customers moved funds from lower yielding categories to higher yielding categories. Noninterest-bearing deposits decreased by $30.5 million, or 2.8%, to $1.06 billion as of March 31, 2023. Noninterest-bearing deposits as a percentage of total deposits were 38.81% as of March 31, 2023, compared to 38.96% as of December 31, 2022. Interest-bearing deposits decreased by $37.1 million, or 2.2%, to $1.67 billion as of March 31, 2023.

Red River Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of March 31, 2023, the average deposit account size was approximately $29,000, compared to $30,000 as of December 31, 2022.
In 2022, we implemented the IntraFi Network Insured Cash Sweep and related reciprocal balance programs for qualified commercial customers. The IntraFi Network Insured Cash Sweep program provides our customers a demand deposit sweep account that has a competitive interest rate as well as full FDIC insurance coverage. As of March 31, 2023, we had $96.9 million swept off our balance sheet. The related reciprocal program brings deposit balances back on to our balance sheet as interest-bearing demand deposit accounts. As of March 31, 2023, we had $97.2 million of interest-bearing demand deposit accounts.
The following table presents our deposits by account type as of the dates indicated:

	March 31, 2023		December 31, 2022		Change from December 31, 2022 to March 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$1,060,042	38.8%	$1,090,539	39.0%	$(30,497)	(2.8)%
Interest-bearing deposits:
Interest-bearing demand deposits	97,196	3.5%	89,144	3.2%	8,052	9.0%
NOW accounts	440,224	16.1%	503,308	18.0%	(63,084)	(12.5)%
Money market accounts	542,573	19.9%	578,161	20.6%	(35,588)	(6.2)%
Savings accounts	190,119	7.0%	195,479	7.0%	(5,360)	(2.7)%
Time deposits less than or equal to $250,000	278,937	10.2%	250,875	8.9%	28,062	11.2%
Time deposits greater than $250,000	122,294	4.5%	91,430	3.3%	30,864	33.8%
Total interest-bearing deposits	1,671,343	61.2%	1,708,397	61.0%	(37,054)	(2.2)%
Total deposits	$2,731,385	100.0%	$2,798,936	100.0%	$(67,551)	(2.4)%
The following table presents deposits by customer type as of the dates indicated:

	March 31, 2023		December 31, 2022		Change from December 31, 2022 to March 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,313,245	48.1%	$1,341,312	47.9%	$(28,067)	(2.1)%
Commercial	1,203,490	44.0%	1,231,949	44.0%	(28,459)	(2.3)%
Public	214,650	7.9%	225,675	8.1%	(11,025)	(4.9)%
Total deposits	$2,731,385	100.0%	$2,798,936	100.0%	$(67,551)	(2.4)%
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
Our average deposit balance was $2.75 billion for the three months ended March 31, 2023, a decrease of $19.8 million, or 0.7%, from $2.77 billion for the three months ended December 31, 2022. The average cost of interest-bearing deposits and total deposits for the first quarter of 2023 was 1.16% and 0.71%, respectively, compared to 0.81% and 0.47% for the prior quarter, respectively. The increase in the average cost of interest-bearing deposits and total deposits in the first quarter of 2023 as compared to the prior quarter was due to increased deposit rates in response to deposit rate competition. Also, as of March 31, 2023, 4.4% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	March 31, 2023		December 31, 2022
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,061,135	0.00%	$1,145,920	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	88,567	3.41%	41,972	2.93%
NOW accounts	492,177	0.69%	438,384	0.52%
Money market accounts	553,117	1.01%	615,199	0.76%
Savings accounts	192,686	0.15%	196,758	0.15%
Time deposits	366,214	1.99%	335,424	1.39%
Total interest-bearing deposits	1,692,761	1.16%	1,627,737	0.81%
Total average deposits	$2,753,896	0.71%	$2,773,657	0.47%
As of March 31, 2023, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $871.6 million, or 31.9% of total deposits, compared to $975.1 million, or 34.8% of total deposits, as of December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of March 31, 2023, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $698.0 million, or 25.6% of total deposits, compared to $786.9 million, or 28.1% of total deposits, as of December 31, 2022. As of March 31, 2023, our cash and cash equivalents of $229.2 million combined with our available borrowing capacity of $1.35 billion equaled 181.6% of our estimated uninsured deposits and 226.8% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	March 31, 2023
Three months or less	$13,287
Over three months through six months	8,300
Over six months through 12 months	29,640
Over 12 months	13,317
Total	$64,544
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of March 31, 2023 or December 31, 2022.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of March 31, 2023 was $276.6 million compared to $265.8 million as of December 31, 2022. The $10.9 million, or 4.1%, increase in stockholders’ equity was attributed to $9.6 million of net income for the three months ended March 31, 2023, a $2.6 million, net of tax, decrease to AOCI related to securities, and $153,000 of stock compensation, partially offset by $574,000 in cash dividends, a $569,000, net of tax, adjustment to retained earnings related to the adoption of CECL, and the repurchase of 6,795 shares of common stock for $346,000.
On November 4, 2022, our board of directors approved the renewal of the 2022 stock repurchase program that expired on December 31, 2022. The renewed program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. Repurchases may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or results of operations. For the three months ended March 31, 2023, we repurchased 6,795 shares of our common stock at an aggregate cost of $346,000. As of March 31, 2023, we had $4.7 million available for repurchasing our common stock under this program.

On January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. The implementation of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments, and a $569,000, net of tax, adjustment to retained earnings.
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI, is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $15.6 million, of which $12.3 million, net of tax, was included in AOCI.
The Economic Growth Act, which was signed into law in May 2018, provides, among other items, certain targeted modifications to prior financial services reform regulatory requirements. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, we received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022, the last applicable measurement date, we had more than $3.0 billion in assets. Therefore, effective January 1, 2023, we no longer receive any benefits under the Policy Statement and became subject to consolidated capital requirements.
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
As of March 31, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of March 31, 2023, we had sufficient liquid assets available, $1.35 billion in available borrowing capacity, and no outstanding borrowings under any available sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2023, and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Our levels of liquid assets are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposits at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits decreased $98.2 million, or 3.4%, for the three months ended March 31, 2023, compared to the average deposits for the twelve months ended December 31, 2022. The decrease in average total deposits was primarily a result of the changing interest rate environment impacting customer deposit movement and activity, combined with normal seasonal drawdowns by public entity customers. Our average total loans increased $101.8 million, or 5.6%, for the three months ended March 31, 2023, compared to average total loans for the twelve months ended December 31, 2022.
Our most liquid assets are cash and cash equivalents, which consist of cash and due from banks and interest-bearing deposits in other banks. As of March 31, 2023, cash and cash equivalents were $229.2 million, compared to $278.4 million as of December 31, 2022. The decrease of $49.2 million, or 17.7%, was primarily due to the decrease in deposits during the first quarter.
Our securities AFS portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of March 31, 2023. Securities generate cash flow through principal repayments, calls, and maturities. As of March 31, 2023, we project receipt of approximately $100.0 million of principal repayments through December 31, 2023. Securities AFS can also generally be sold or used as collateral in borrowings that allow for their conversion to cash. As of March 31, 2023, securities AFS totaled $611.8 million, or 20.2% of assets, compared to $614.4 million, or 19.9% of assets, as of December 31, 2022. However, certain investments within our securities AFS portfolio are also used to secure specific deposit types, such as public entities, which impacts their liquidity. As of March 31, 2023, securities AFS with a carrying value of $189.0 million, or 30.9% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities AFS with a carrying value of $156.7 million, or 25.5% of the securities AFS portfolio, similarly pledged as of December 31, 2022. The increase of $32.3 million, or 20.6%, was primarily due to an increase in several public entity deposit accounts that occurred during the first quarter of 2023. Public entity account balances generally fluctuate throughout the year.
As of March 31, 2023 and December 31, 2022, we also held debt securities classified as HTM. However, significant limitations exist for selling debt securities classified as HTM; therefore, they are excluded from liquidity sources. For additional information on securities HTM, see “- Securities - Securities AFS and Securities HTM.”
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status”, which means that advances can be executed at any time without further collateral requirements. As of March 31, 2023 and December 31, 2022, our total borrowing availability from the FHLB was $891.9 million and $875.8 million, respectively. At various times, we may obtain letters of credit from the FHLB as collateral for our public entity deposits. As of March 31, 2023 and December 31, 2022, we held letters of credit in the amount of $15.9 million and $100.9 million, respectively. As of March 31, 2023 and December 31, 2022, our net borrowing capacity from the FHLB was $876.0 million and $774.9 million, respectively. If utilized, a one year advance from the FHLB would carry an interest rate of 5.10% as of April 30, 2023.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of March 31, 2023 and December 31, 2022. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of March 31, 2023 and December 31, 2022, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of March 31, 2023 and December 31, 2022.
If needed, the Federal Reserve Board’s Bank Term Funding Program is available to us, which gives us the option to use eligible securities as collateral for a loan of up to one year from the Federal Reserve. As of March 31, 2023, our eligible securities totaled approximately $377.0 million. If utilized, a Bank Term Funding Program loan would have an interest rate of 4.92% as of April 30, 2023
Commitments to Extend Credit
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
As of March 31, 2023, we had $366.5 million in unfunded loan commitments and $14.3 million in commitments associated with outstanding standby letters of credit. As of December 31, 2022, we had $377.6 million in unfunded loan commitments and $14.6 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of March 31, 2023, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of March 31, 2023, there was a $3.6 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of March 31, 2023, there was a $562,000 outstanding commitment to this partnership.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.52% as of March 31, 2023.
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

	March 31, 2023		December 31, 2022
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	4.8%	(3.5)%	6.4%	(2.0)%
+200	3.0%	(2.3)%	4.1%	(1.2)%
+100	1.7%	(0.5)%	2.2%	0.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.4)%	(1.1)%	(2.6)%	(1.2)%
-200	(3.5)%	(4.8)%	(6.3)%	(5.4)%
The results above, as of March 31, 2023 and December 31, 2022, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. However, due to recent deposit rate pressure, our deposit interest rates have adjusted more quickly than the change in the federal funds rate. This assumption is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of March 31, 2023, the reported percentage changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of March 31, 2023, floating rate loans were 13.4% of loans HFI, and floating rate transaction deposits were 4.4% of interest-bearing transaction deposits.
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
Management and the board of directors review tangible book value per share, tangible common equity to tangible assets, and realized book value per share as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner that we calculate the non-GAAP financial measures that are discussed in this Report may differ from that of other companies’ reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this Report when comparing such non-GAAP financial measures.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2023, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Tangible common equity
Total stockholders’ equity	$276,640	$265,753	$264,874
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$275,094	$264,207	$263,328
Realized common equity
Total stockholders’ equity	$276,640	$265,753	$264,874
Adjustments:
Accumulated other comprehensive (income) loss	68,541	71,166	43,819
Total realized common equity (non-GAAP)	$345,181	$336,919	$308,693
Common shares outstanding	7,177,650	7,183,915	7,176,365
Book value per share	$38.54	$36.99	$36.91
Tangible book value per share (non-GAAP)	$38.33	$36.78	$36.69
Realized book value per share (non-GAAP)	$48.09	$46.90	$43.02

Tangible assets
Total assets	$3,030,582	$3,082,686	$3,212,460
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,029,036	$3,081,140	$3,210,914
Total stockholders’ equity to assets	9.13%	8.62%	8.25%
Tangible common equity to tangible assets (non-GAAP)	9.08%	8.57%	8.20%
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
On January 1, 2023, the Company adopted ASC 326, which created changes to the allowance for loan losses critical accounting policy that existed as of December 31, 2022. The allowance for loan losses critical accounting policy was replaced with the ACL critical accounting policy. The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be collected over the lifetime of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. This reasonable and supportable forecast period is currently one year and incorporates Company and peer historical losses. After the forecast period, the Company reverts to an average historical loss rate over a two-year period. The determination of the amount of allowance involves a high degree of judgement and subjectivity.
The ACL is available to absorb losses on loans HFI, and the reserve for unfunded commitments is a liability established to absorb credit losses for the expected life of the contractual term of off-balance sheet exposures as of the date of the determination. The process and methodology employed to establish an ACL consist of two components: (1) a component involving individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans and (2) a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.
Management establishes an allowance for individual loans that do not share similar risk characteristics with other loans based on the amount of expected credit losses calculated on those individual loans and any amounts determined to be uncollectible. Factors considered in measuring the extent of expected credit losses include payment status, collateral value, borrower financial condition, guarantor support, and the probability of collecting scheduled principal and interest payments when due. For loans evaluated on an individual bases that are collateral dependent, the specific allowance is estimated by calculating the difference between the fair value of the underlying collateral less estimated selling costs and the Bank’s exposure. If the loan is not collateral dependent, the discounted cash flow methodology is used.
In estimating an allowance for loans that share similar risk characteristics, loans are segmented into pools based on regulatory call report codes that are considered to share similar risk characteristics or areas of risk concentration. Expected credit losses are estimated using the cohort loss rate and remaining life loss rate methodologies. The cohort loss rate methodology tracks a closed pool of loans over their remaining lives to determine their loss behavior. Once the losses have been tracked, the results are averaged together to determine the average remaining life loss rate to be applied to the current loans in the cohort and are adjusted for reasonable and supportable forecast periods, which is not to exceed a two-year period. Additionally, a lookback period and delay period are established for each pool, which affects the average remaining life loss rate. The lookback period defines how many quarterly cohort periods will be averaged together to form the average remaining life loss rate and varies by pool in order to capture the performance of cohorts under a variety of different conditions, both internal and external. The delay period defines the most recent cohort that will be used in the historical average and varies by pool due to the differing terms and remaining lives that may exist in different pools. The remaining life loss rate methodology takes the calculated loss rate and applies that rate to a pool of loans on a periodic basis based on the remaining life expectation of that pool and further adjusts for current conditions and for reasonable and supportable forecast periods.
Additionally, for loans that share similar risk characteristics, the ACL considers factors for each loan pool to adjust for differences between the historical period and expected conditions over the remaining lives of the loans in the portfolio related to:
•Lending policies and procedures;
•International, national, regional, and local economic business conditions;
•The nature of the loan portfolio, including the volume of the portfolio and terms of the loans;
•The experience, depth, and ability of our lending management;
•The volume and severity of past due loans and other similar conditions;
•The quality of the loan review and process;
•The value of underlying collateral for collateral dependent loans;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.
These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the historical loss experience for these expectations.
Management considers the appropriateness of these critical assumptions as part of its allowance review and believes the ACL level is appropriate based on information available through the financial statement date.
There were no other material changes or developments during the reporting period with respect to methodologies that we use when developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For details on the significant accounting principles and practices we follow, see “Part I - Item 1.

Financial Statements - Note 1. Summary of Significant Accounting Policies” in this Report and “Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2023, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Due to recent bank failures in the financial services industry, several of the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2022, have heightened risk or have been updated and can be seen below.
A lack of liquidity could impair our ability to fund operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. As can be seen from recent events regarding the operations and failures of other banks in the U.S., an inability to mitigate deposit withdrawals and to raise funds through new deposits, borrowings, the sale of investment securities at or above the value of such securities on our books, and other sources could have a material adverse effect on liquidity. Our most important source of funds is deposits. Historically, our deposits have provided a stable source of funds. However, deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff or when customers have negative views related to disruption in the financial markets or the prospects for the financial services industry as a whole. If our customers move money out of bank deposits, our liquidity position could be impacted, and we would lose a relatively low-cost source of funds, increasing our funding costs, and reducing our net interest income and net income. Even though a majority of our certificates of deposit renew upon maturity with what we believe are competitive rates, some of our more rate-sensitive customers may move those and other deposit funds to higher-yielding alternatives.
Our other primary sources of liquidity consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity to investors. As a secondary source of liquidity, we have the ability to borrow overnight funds from other financial institutions with whom we have a correspondent relationship. We also have the ability to borrow from the FHLB and the Federal Reserve Board’s Bank Term Funding Program. Historically, we have not utilized brokered or internet deposits to meet liquidity needs.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties and exposure through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. Further, recent high-profile bank failures have resulted in some degree of public awareness and caused widespread questions about potential concerns in the financial institutions industry. Defaults by, declines in the financial condition of, or even rumors or questions about one or more financial institutions, financial service companies, or the financial services industry generally, may lead to a decline in market-wide liquidity, asset quality problems, or other problems and could lead to losses or defaults by us or by other institutions.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.
Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification under an FDIC risk-based assessment system. The FDIC has the power to change deposit insurance assessment rates, the manner deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Following the recent bank failures, banking regulators announced that the FDIC will ensure that all depositors in the failed banks will receive full coverage of all of their deposits, at no cost to taxpayers. We anticipate that the FDIC will impose special assessments on all banks. Any future additional assessments, increases, or required prepayments in FDIC insurance premiums could adversely impact our operating expenses and earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our purchases of shares of common stock made during the quarter under our publicly announced stock repurchase program are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2023	—	$—	—	$5,000
February 1 - February 28, 2023	3,448	$51.13	3,448	$4,824
March 1 - March 31, 2023	3,347	$50.73	3,347	$4,654
Total	6,795	$50.94	6,795	$4,654
(1)On November 4, 2022, we announced that our board of directors approved the renewal of the 2022 stock repurchase program that expired on December 31, 2022. The renewed repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: May 10, 2023	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)