Form 10-Q
period 2023-06-30
RED RIVER BANCSHARES INC
filed 2023-08-09
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number: 001-38888

Red River Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1412058
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1412 Centre Court Drive, Suite 301, Alexandria, Louisiana	71301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (318) 561-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RRBI	The Nasdaq Stock Market, LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, the registrant had 7,175,056 shares of common stock, no par value, issued and outstanding.

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in “Part II - Item 1A. Risk Factors” of this Report and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law. New risks emerge from time to time, and it is not possible for us to predict what risks will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$36,662	$37,824
Interest-bearing deposits in other banks	185,409	240,568
Total Cash and Cash Equivalents	222,071	278,392
Securities available-for-sale, at fair value	588,478	614,407
Securities held-to-maturity, at amortized cost	146,569	151,683
Equity securities, at fair value	3,946	9,979
Nonmarketable equity securities	4,330	3,478
Loans held for sale	4,586	518
Loans held for investment	1,947,631	1,916,267
Allowance for credit losses	(21,085)	(20,628)
Premises and equipment, net	55,566	54,383
Accrued interest receivable	8,239	8,830
Bank-owned life insurance	29,141	28,775
Intangible assets	1,546	1,546
Right-of-use assets	3,885	4,137
Other assets	32,291	30,919
Total Assets	$3,027,194	$3,082,686
LIABILITIES
Noninterest-bearing deposits	$989,509	$1,090,539
Interest-bearing deposits	1,674,674	1,708,397
Total Deposits	2,664,183	2,798,936
Other borrowed funds	60,000	—
Accrued interest payable	4,098	1,563
Lease liabilities	4,015	4,258
Accrued expenses and other liabilities	11,526	12,176
Total Liabilities	2,743,822	2,816,933
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,175,056 and 7,183,915 shares, respectively	59,187	60,050
Additional paid-in capital	2,248	2,088
Retained earnings	291,630	274,781
Accumulated other comprehensive income (loss)	(69,693)	(71,166)
Total Stockholders’ Equity	283,372	265,753
Total Liabilities and Stockholders’ Equity	$3,027,194	$3,082,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$22,851	$18,032	$44,616	$34,802
Interest on securities	3,665	3,677	7,231	6,639
Interest on federal funds sold	251	116	886	141
Interest on deposits in other banks	1,671	671	3,409	922
Dividends on stock	33	2	61	3
Total Interest and Dividend Income	28,471	22,498	56,203	42,507
INTEREST EXPENSE
Interest on deposits	6,933	1,349	11,756	2,630
Interest on other borrowed funds	28	—	28	—
Total Interest Expense	6,961	1,349	11,784	2,630
Net Interest Income	21,510	21,149	44,419	39,877
Provision for credit losses	300	250	300	400
Net Interest Income After Provision for Credit Losses	21,210	20,899	44,119	39,477
NONINTEREST INCOME
Service charges on deposit accounts	1,435	1,410	2,828	2,718
Debit card income, net	924	1,056	1,858	1,992
Mortgage loan income	645	892	920	2,018
Brokerage income	923	890	1,730	1,666
Loan and deposit income	517	410	995	781
Bank-owned life insurance income	188	180	366	352
Gain (Loss) on equity securities	(64)	(82)	(32)	(447)
Gain (Loss) on sale and call of securities	—	(114)	—	(75)
SBIC income	1,380	151	1,559	171
Other income (loss)	59	67	123	86
Total Noninterest Income	6,007	4,860	10,347	9,262
OPERATING EXPENSES
Personnel expenses	9,547	8,574	18,547	17,026
Occupancy and equipment expenses	1,554	1,473	3,271	2,965
Technology expenses	642	695	1,390	1,466
Advertising	343	306	624	526
Other business development expenses	494	340	930	642
Data processing expense	638	564	1,038	880
Other taxes	693	647	1,378	1,283
Loan and deposit expenses	284	185	489	315
Legal and professional expenses	580	475	1,097	893
Regulatory assessment expenses	397	251	804	501
Other operating expenses	960	961	2,052	2,036
Total Operating Expenses	16,132	14,471	31,620	28,533
Income Before Income Tax Expense	11,085	11,288	22,846	20,206
Income tax expense	2,117	2,141	4,280	3,667
Net Income	$8,968	$9,147	$18,566	$16,539
EARNINGS PER SHARE
Basic	$1.25	$1.27	$2.59	$2.30
Diluted	$1.25	$1.27	$2.58	$2.30
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$8,968	$9,147	$18,566	$16,539
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(1,849)	(26,302)	1,108	(76,954)
Tax effect	389	5,523	(231)	16,160
(Gain) Loss on sale and call of securities included in net income	—	114	—	75
Tax effect	—	(24)	—	(16)
Change in unrealized net loss on securities transferred to held-to-maturity	390	891	755	891
Tax effect	(82)	(187)	(159)	(187)
Total other comprehensive income (loss)	(1,152)	(19,985)	1,473	(60,031)
Comprehensive Income (Loss)	$7,816	$(10,838)	$20,039	$(43,492)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	7,392	—	7,392
Stock incentive plan	—	—	63	—	—	63
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.07 per share	—	—	—	(502)	—	(502)
Other comprehensive income (loss)	—	—	—	—	(40,046)	(40,046)
Balance as of March 31, 2022	7,176,365	$60,050	$1,877	$246,766	$(43,819)	$264,874
Net income	—	—	—	9,147	—	9,147
Stock incentive plan	—	—	63	—	—	63
Cash dividend - $0.07 per share	—	—	—	(503)	—	(503)
Other comprehensive income (loss)	—	—	—	—	(19,985)	(19,985)
Balance as of June 30, 2022	7,176,365	$60,050	$1,940	$255,410	$(63,804)	$253,596

Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	9,598	—	9,598
Stock incentive plan	—	—	69	—	—	69
Forfeiture of restricted shares of common stock	(1,130)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	84	—	—	—	84
Repurchase of common stock under stock repurchase program	(6,795)	(346)	—	—	—	(346)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	2,625	2,625
Balance as of March 31, 2023	7,177,650	$59,788	$2,157	$283,236	$(68,541)	$276,640
Net income	—	—	—	8,968	—	8,968
Stock incentive plan	—	—	91	—	—	91
Issuance of restricted shares of common stock through stock incentive plan	9,300	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(11,894)	(601)	—	—	—	(601)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Other comprehensive income (loss)	—	—	—	—	(1,152)	(1,152)
Balance as of June 30, 2023	7,175,056	$59,187	$2,248	$291,630	$(69,693)	$283,372
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,566	$16,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,068	1,003
Amortization	277	281
Share-based compensation earned	160	126
Share-based board compensation earned	22	39
(Gain) Loss on other assets owned	1	25
Net (accretion) amortization on securities AFS	851	322
Net (accretion) amortization on securities HTM	(736)	—
(Gain) Loss on sale and call of securities	—	75
(Gain) Loss on equity securities	32	447
Provision for credit losses	300	400
Deferred income tax (benefit) expense	(459)	(293)
Net (increase) decrease in loans HFS	(4,068)	(234)
Net (increase) decrease in accrued interest receivable	591	(1,111)
Net (increase) decrease in BOLI	(366)	(352)
Net increase (decrease) in accrued interest payable	2,535	(134)
Net increase (decrease) in accrued income taxes payable	(747)	226
Other operating activities, net	(109)	836
Net cash provided by (used in) operating activities	17,918	18,195
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	—	31,762
Maturities, principal repayments, and calls	54,754	45,335
Purchases	(28,568)	(313,514)
Activity in securities HTM:
Maturities, principal repayments, and calls	5,850	7,632
Sale of equity securities	6,000	7,399
Purchase of nonmarketable equity securities	(852)	(2)
Capital contribution in partnerships	(816)	(817)
Net (increase) decrease in loans HFI	(31,507)	(157,934)
Purchases of premises and equipment	(2,252)	(5,144)
Net cash provided by (used in) investing activities	2,609	(385,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(134,753)	(60,153)
Proceeds from other borrowed funds	60,000	—
Repurchase of common stock	(947)	(218)
Cash dividends	(1,148)	(1,005)
Net cash provided by (used in) financing activities	(76,848)	(61,376)
Net change in cash and cash equivalents	(56,321)	(428,464)
Cash and cash equivalents - beginning of period	278,392	784,864
Cash and cash equivalents - end of period	$222,071	$356,400
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Six Months Ended June 30,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$9,249	$2,764
Income taxes	$5,480	$3,703
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$22	$—
Transfers of investment securities from AFS to HTM, prior to market value adjustment	$—	$184,238
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
Interest income on loans is discontinued, and the loans are placed on nonaccrual status at the time the loan is 90 days past due unless the loan is well secured and in process of collection. Loans, excluding credit cards, are charged-off to the extent management is relatively certain that principal and interest will be uncollectible. Credit card loans continue to accrue interest until they are charged-off no later than 120 days past due unless the loan is in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed, reducing interest income, and future income accrual is discontinued. Subsequent payments, if any, of interest and fees are applied as reductions to the loan’s outstanding principal balance. Once the principal balance of a loan placed on nonaccrual status has been fully recovered, subsequent payments received are recognized as interest income on a cash basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

Owner occupied commercial real estate	This category consists of loans to established operating companies and secured by owner occupied offices and industrial real estate properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management.
Non-owner occupied commercial real estate	This category consists of loans to developers and other persons or entities and secured by non-owner occupied commercial real estate properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management.
Commercial and industrial	This category consists of secured and unsecured loans to purchase capital equipment, agriculture operating loans, and other business loans for working capital and operating purposes. Secured loans are primarily secured by accounts receivable, inventory, and other business assets. The performance of commercial and industrial loans may be adversely affected by, among other factors, conditions specific to the relevant industry, fluctuations in the value of the collateral, and individual performance factors related to the borrower such as the quality of the borrower’s management.
Consumer	This category consists of loans to individuals for household, family, and other personal use. Risks inherent in this portfolio pool include the borrower’s financial condition, local unemployment rates, local economic conditions, and the interest rate environment.
Tax-exempt	This category consists of loans to political subdivisions primarily of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically paid for by ad valorem taxes or specific revenue sources.
Other loans	This category consists of loans not included in any other category. Risks inherent in this portfolio pool include local unemployment rates, local economic conditions, and the interest rate environment.
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
Securities HTM
ASC 326 requires the Company to measure expected credit losses on securities HTM. Securities HTM are measured on a collective basis by major security type with those sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the securities HTM portfolio. Management monitors the HTM portfolio to determine whether an ACL should be recorded. The Company’s current securities HTM portfolio consists of mortgage-backed securities and U.S. agency securities. The Company’s securities HTM are considered agencies and instrumentalities of the U.S. government that have a zero credit loss assumption. These securities have the full faith and credit backing of the U.S. government or one of its agencies. Due to the zero credit loss assumption, no ACL was recorded on January 1, 2023 for securities HTM.
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
Recent Accounting Pronouncements
As of June 30, 2023, there were no recent accounting pronouncements that were applicable and not adopted.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $739.0 million as of June 30, 2023.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2023, the estimated fair value of securities AFS was $588.5 million. The net unrealized loss on securities AFS decreased $1.1 million for the six months ended June 30, 2023, resulting in a net unrealized loss of $73.0 million as of June 30, 2023.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2023, the amortized cost of securities HTM was $146.6 million.
Investment activity for the six months ended June 30, 2023, included $60.6 million in maturities, principal repayments, and calls, partially offset by $28.6 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$259,244	$—	$(33,496)	$225,748
Municipal bonds	216,112	2	(33,383)	182,731
U.S. Treasury securities	164,119	—	(4,315)	159,804
U.S. agency securities	22,027	1	(1,833)	20,195
Total Securities AFS	$661,502	$3	$(73,027)	$588,478

Securities HTM:
Mortgage-backed securities	$145,652	$—	$(21,966)	$123,686
U.S. agency securities	917	—	(122)	795
Total Securities HTM	$146,569	$—	$(22,088)	$124,481

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

The amortized cost and estimated fair value of securities AFS and securities HTM as of June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2023
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$128,298	$126,163
After one year but within five years	77,266	73,318
After five years but within ten years	82,004	74,791
After ten years	373,934	314,206
Total Securities AFS	$661,502	$588,478

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	917	795
After ten years	145,652	123,686
Total Securities HTM	$146,569	$124,481
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities AFS, no ACL was recorded on January 1, 2023, and there was no ACL for securities AFS as of June 30, 2023. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, no ACL was recorded on January 1, 2023, and there was no ACL for securities HTM as of June 30, 2023.
Accrued interest receivable totaled $2.9 million and $3.0 million as of June 30, 2023 and December 31, 2022, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	June 30, 2023
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(65)	$4,385	$(33,431)	$221,162
Municipal bonds	(185)	10,425	(33,198)	170,888
U.S. Treasury securities	(12)	9,942	(4,303)	149,861
U.S. agency securities	(7)	1,993	(1,826)	17,214
Total Securities AFS	$(269)	$26,745	$(72,758)	$559,125

Securities HTM:
Mortgage-backed securities	$—	$—	$(21,966)	$123,686
U.S. agency securities	—	—	(122)	795
Total Securities HTM	$—	$—	$(22,088)	$124,481

	December 31, 2022
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(10,214)	$105,030	$(21,058)	$135,607
Municipal bonds	(11,340)	84,691	(23,879)	98,607
U.S. Treasury securities	(3,852)	131,107	(2,050)	39,371
U.S. agency securities	(608)	10,289	(1,137)	8,564
Total Securities AFS	$(26,014)	$331,117	$(48,124)	$282,149

Securities HTM:
Mortgage-backed securities	$(19,142)	$131,629	$—	$—
U.S. agency securities	(134)	778	—	—
Total Securities HTM	$(19,276)	$132,407	$—	$—
As of June 30, 2023, the Company held 566 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of June 30, 2023, was 11.77% of the amortized cost basis of total debt securities.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the three and six months ended June 30, 2023 and 2022, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Proceeds (1)	$—	$32,429	$—	$40,503
Gross gain	$—	$9	$—	$48
Gross loss	$—	$(123)	$—	$(123)
(1)The proceeds include the gross gain and loss.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. In March 2023, we sold $6.0 million of the mutual fund. As of June 30, 2023, equity securities had a fair value of $3.9 million with a recognized loss of $32,000 for the six months ended June 30, 2023.
Pledged Securities
Securities with carrying values of approximately $201.5 million and $168.2 million were pledged to secure public entity deposits as of June 30, 2023 and December 31, 2022, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	June 30, 2023	December 31, 2022
Real estate:
Commercial real estate	$819,260	$794,723
One-to-four family residential	565,725	543,511
Construction and development	138,450	157,364
Commercial and industrial	320,257	310,053
SBA PPP, net of deferred income	13	14
Tax-exempt	75,697	83,166
Consumer	28,229	27,436
Total loans HFI	$1,947,631	$1,916,267
Total loans HFS	$4,586	$518
Accrued interest receivable on loans HFI totaled $5.3 million and $5.8 million as of June 30, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the provisions of ASC 326 using the modified retrospective method. For reporting periods beginning on and after January 1, 2023, the Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the six months ended June 30, 2023:

(in thousands)	Beginning Balance December 31, 2022	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance June 30, 2023
Real Estate:
Commercial real estate	$7,720	$876	$(293)	$—	$—	$8,303
One-to-four family residential	5,682	1,231	91	—	5	7,009
Construction and development	1,654	(444)	184	(9)	—	1,385
Commercial and industrial	4,350	(822)	(18)	(33)	23	3,500
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	751	(427)	264	—	—	588
Consumer	471	(136)	72	(182)	75	300
Total allowance for credit losses	$20,628	$278	$300	$(224)	$103	$21,085
Allowance for Loan Losses
For reporting periods prior to January 1, 2023, the Company maintained an ALL on loans that represented management’s estimate of probable losses incurred in the portfolio category.

The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2022:

(in thousands)	Beginning Balance December 31, 2021	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2022
Real estate:
Commercial real estate	$6,749	$970	$—	$1	$7,720
One-to-four family residential	5,375	296	—	11	5,682
Construction and development	1,326	328	(18)	18	1,654
Commercial and industrial	4,440	(137)	(39)	86	4,350
SBA PPP, net of deferred income	25	(25)	—	—	—
Tax-exempt	749	2	—	—	751
Consumer	512	316	(490)	133	471
Total allowance for loan losses	$19,176	$1,750	$(547)	$249	$20,628
Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$678	$40	$718
One-to-four family residential	57	250	307
Construction and development	—	—	—
Commercial and industrial	—	718	718
SBA PPP, net of deferred income	—	—	—
Tax-exempt	—	—	—
Consumer	—	97	97
Total loans HFI	$735	$1,105	$1,840
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the six months ended June 30, 2023 and 2022.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of June 30, 2023:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$39	$—	$747	$818,474	$819,260	$69
One-to-four family residential	—	134	214	565,377	565,725	38
Construction and development	—	—	—	138,450	138,450	—
Commercial and industrial	142	85	721	319,309	320,257	3
SBA PPP, net of deferred income	13	—	—	—	13	—
Tax-exempt	—	—	—	75,697	75,697	—
Consumer	97	6	8	28,118	28,229	8
Total loans HFI	$291	$225	$1,690	$1,945,425	$1,947,631	$118

The following table presents the current, past due, and nonaccrual loans by loan category as of December 31, 2022:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$793,540	$463	$—	$720	$794,723
One-to-four family residential	542,666	602	—	243	543,511
Construction and development	157,355	—	—	9	157,364
Commercial and industrial	308,597	165	—	1,291	310,053
SBA PPP, net of deferred income	14	—	—	—	14
Tax-exempt	83,166	—	—	—	83,166
Consumer	27,291	42	2	101	27,436
Total loans HFI	$1,912,629	$1,272	$2	$2,364	$1,916,267
Impaired Loans
For reporting periods prior to January 1, 2023, when ASC 326 was adopted, the Company individually evaluated impaired loans, including TDRs and performing and nonperforming loans. Once a loan was deemed to be impaired, the difference between the loan value and the Bank’s exposure was charged-off or a specific reserve was established.
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
Loan Modifications
The Company adopted ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, using the prospective method. This ASU eliminates the TDR recognition and measurement guidance and requires all loan modifications to be evaluated based on whether the modification represents a new loan or a continuation of an existing loan. Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. As of June 30, 2023, no loan modifications were made to borrowers experiencing financial difficulty.
Troubled Debt Restructurings
For reporting periods prior to January 1, 2023, when ASC 326 was adopted, the restructuring of a loan was considered a TDR if the borrower was experiencing financial difficulties and the Bank had granted a concession. There were no loans modified during the six months ended June 30, 2022. Additionally, there were no defaults on loans during the six months ended June 30, 2022 that had been modified as a TDR during the prior twelve months.
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

As of June 30, 2023, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of June 30, 2023:

	Year of Origination
(in thousands)	2023	2022	2021	2020	2019	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$41,906	$264,422	$242,840	$95,484	$68,893	$77,928	$20,012	$811,485
Special mention	73	—	3,246	—	1,086	839	—	5,244
Substandard	—	808	671	335	—	717	—	2,531
Total	$41,979	$265,230	$246,757	$95,819	$69,979	$79,484	$20,012	$819,260

One-to-four family residential
Pass	$54,709	$142,877	$135,643	$95,429	$33,621	$83,987	$18,178	$564,444
Special mention	—	—	—	—	—	56	—	56
Substandard	—	105	—	38	81	981	20	1,225
Total	$54,709	$142,982	$135,643	$95,467	$33,702	$85,024	$18,198	$565,725

Construction and development
Pass	$21,704	$81,860	$27,121	$2,218	$2,342	$1,147	$2,058	$138,450
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$21,704	$81,860	$27,121	$2,218	$2,342	$1,147	$2,058	$138,450

Commercial and industrial
Pass	$42,985	$67,973	$59,760	$18,617	$9,848	$2,369	$107,156	$308,708
Special mention	—	—	4,935	—	535	1,867	3,336	10,673
Substandard	5	—	32	9	63	55	712	876
Total	$42,990	$67,973	$64,727	$18,626	$10,446	$4,291	$111,204	$320,257

SBA PPP, net of deferred income
Pass	$—	$—	$—	$13	$—	$—	$—	$13
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$13	$—	$—	$—	$13

Tax-exempt
Pass	$511	$15,679	$8,173	$14,885	$4,530	$31,919	$—	$75,697
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$511	$15,679	$8,173	$14,885	$4,530	$31,919	$—	$75,697

Consumer
Pass	$10,985	$10,265	$3,226	$1,325	$606	$556	$1,160	$28,123
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	97	9	106
Total	$10,985	$10,265	$3,226	$1,325	$606	$653	$1,169	$28,229

Total loans HFI	$172,878	$583,989	$485,647	$228,353	$121,605	$202,518	$152,641	$1,947,631

Current period gross charge-offs	$1	$8	$—	$—	$9	$1	$205	$224

The following table summarizes loans by risk rating as of December 31, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$786,394	$5,759	$2,570	$—	$—	$794,723
One-to-four family residential	542,112	62	1,337	—	—	543,511
Construction and development	157,355	—	9	—	—	157,364
Commercial and industrial	297,152	11,428	1,473	—	—	310,053
SBA PPP, net of deferred income	14	—	—	—	—	14
Tax-exempt	83,166	—	—	—	—	83,166
Consumer	27,298	—	138	—	—	27,436
Total loans HFI	$1,893,491	$17,249	$5,527	$—	$—	$1,916,267
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2023 and December 31, 2022, unfunded loan commitments totaled approximately $347.0 million and $377.6 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2023 and December 31, 2022, commitments under standby letters of credit totaled approximately $14.1 million and $14.6 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments based on estimates of expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of June 30, 2023, the reserve on unfunded commitments was $442,000.
4.    Deposits
Deposits were $2.66 billion and $2.80 billion as of June 30, 2023 and December 31, 2022, respectively. The $134.8 million decrease was primarily a result of the changing interest rate environment impacting customer deposit movement and activity, combined with normal tax payments. Also in 2023, there was a deposit mix shift between deposit categories as customers moved funds from lower yielding categories to higher yielding categories. Deposits are summarized below:

(in thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing demand deposits	$989,509	$1,090,539
Interest-bearing deposits:
Interest-bearing demand deposits	94,058	89,144
NOW accounts	384,676	503,308
Money market accounts	537,890	578,161
Savings accounts	179,053	195,479
Time deposits less than or equal to $250,000	328,870	250,875
Time deposits greater than $250,000	150,127	91,430
Total interest-bearing deposits	1,674,674	1,708,397
Total deposits	$2,664,183	$2,798,936
5.    Other Borrowed Funds
The Company has established various lines of credit with the FHLB and other correspondent banks to provide additional sources of operating funds. As of June 30, 2023, the Company had $60.0 million in short-term advances at an interest rate of 5.49% from the FHLB under its existing line of credit. The Company’s FHLB line of credit is collateralized by eligible Red River Bank loans. The $60.0 million advance matured and was repaid in July 2023.
6.     Contingencies
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Loans HFS	$4,586	$—	$4,586	$—
Securities AFS:
Mortgage-backed securities	$225,748	$—	$225,748	$—
Municipal bonds	$182,731	$—	$182,731	$—
U.S. Treasury securities	$159,804	$—	$159,804	$—
U.S. agency securities	$20,195	$—	$20,195	$—
Equity securities	$3,946	$3,946	$—	$—

December 31, 2022
Loans HFS	$518	$—	$518	$—
Securities AFS:
Mortgage-backed securities	$240,981	$—	$240,981	$—
Municipal bonds	$184,092	$—	$184,092	$—
U.S. Treasury securities	$170,478	$—	$170,478	$—
U.S. agency securities	$18,856	$—	$18,856	$—
Equity securities	$9,979	$9,979	$—	$—
There were no transfers between Level 1, 2, or 3 during the six months ended June 30, 2023 or the year ended December 31, 2022.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses or credit losses based upon the fair value of the underlying collateral during the reported periods:

	For the Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Carrying value of impaired loans before allowance	$214	$129
Specific allowance	(38)	(15)
Fair value of impaired loans	$176	$114
The Company had no financial liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2023 and June 30, 2022.
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

The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$22	$—
Charge-offs	—	—
Fair value of foreclosed assets	$22	$—
There were no foreclosed assets that were remeasured subsequent to initial recognition for the six months ended June 30, 2023 and June 30, 2022.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2023 and June 30, 2022.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
June 30, 2023
Impaired loans	$2,134	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	15.21%
Foreclosed assets	$22	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2022
Impaired loans	$7,254	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.16%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of June 30, 2023 and December 31, 2022, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Cash and due from banks	$36,662	$36,662	$36,662	$—	$—
Interest-bearing deposits in other banks	$185,409	$185,409	$185,409	$—	$—
Securities AFS	$588,478	$588,478	$—	$588,478	$—
Securities HTM	$146,569	$124,481	$—	$124,481	$—
Equity securities	$3,946	$3,946	$3,946	$—	$—
Nonmarketable equity securities	$4,330	$4,330	$—	$4,330	$—
Loans HFS	$4,586	$4,586	$—	$4,586	$—
Loans HFI, net of allowance	$1,926,546	$1,790,906	$—	$—	$1,790,906
Accrued interest receivable	$8,239	$8,239	$—	$—	$8,239
Financial liabilities:
Deposits	$2,664,183	$2,654,145	$—	$2,654,145	$—
Other borrowed funds	$60,000	$60,000	$—	$60,000	$—
Accrued interest payable	$4,098	$4,098	$—	$4,098	$—

December 31, 2022
Financial assets:
Cash and due from banks	$37,824	$37,824	$37,824	$—	$—
Interest-bearing deposits in other banks	$240,568	$240,568	$240,568	$—	$—
Securities AFS	$614,407	$614,407	$—	$614,407	$—
Securities HTM	$151,683	$132,407	$—	$132,407	$—
Equity securities	$9,979	$9,979	$9,979	$—	$—
Nonmarketable equity securities	$3,478	$3,478	$—	$3,478	$—
Loans HFS	$518	$518	$—	$518	$—
Loans HFI, net of allowance	$1,895,639	$1,807,772	$—	$—	$1,807,772
Accrued interest receivable	$8,830	$8,830	$—	$—	$8,830
Financial liabilities:
Deposits	$2,798,936	$2,787,198	$—	$2,787,198	$—
Accrued interest payable	$1,563	$1,563	$—	$1,563	$—
8.    Regulatory Capital Requirements
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of June 30, 2023, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements.

The most recent notification from the FDIC (as of September 30, 2022) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
Bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because the Company had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, the Company has received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022, the Company had more than $3.0 billion in assets. Therefore, effective January 1, 2023, the Company no longer receives any benefits under the Policy Statement and became subject to consolidated capital requirements. As of June 30, 2023, the last applicable measurement date, the Company has more than $3.0 billion in assets.
Capital amounts and ratios for the Company as of June 30, 2023 and December 31, 2022, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum(1)		Well Capitalized(2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Risk-Based Capital	$373,046	18.13%	$215,996	10.50%	N/A	N/A
Tier I Risk-Based Capital	$351,519	17.09%	$174,854	8.50%	N/A	N/A
Common Equity Tier I Capital	$351,519	17.09%	$143,997	7.00%	N/A	N/A
Tier I Leverage Capital	$351,519	11.48%	$122,433	4.00%	N/A	N/A

December 31, 2022
Total Risk-Based Capital	$356,001	17.39%	N/A	N/A	N/A	N/A
Tier I Risk-Based Capital	$335,373	16.38%	N/A	N/A	N/A	N/A
Common Equity Tier I Capital	$335,373	16.38%	N/A	N/A	N/A	N/A
Tier I Leverage Capital	$335,373	10.71%	N/A	N/A	N/A	N/A
(1)Due to the full phase-in of the CCB, these are the regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.
(2)This column refers to the prompt corrective action requirements applicable to banks. Bank holding companies are not subject to prompt corrective action requirements.

Capital amounts and ratios for the Bank as of June 30, 2023 and December 31, 2022, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum(1)		Well Capitalized(2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Risk-Based Capital	$363,601	17.68%	$215,928	10.50%	$205,645	10.00%
Tier I Risk-Based Capital	$342,074	16.63%	$174,799	8.50%	$164,516	8.00%
Common Equity Tier I Capital	$342,074	16.63%	$143,952	7.00%	$133,670	6.50%
Tier I Leverage Capital	$342,074	11.18%	$122,400	4.00%	$153,000	5.00%

December 31, 2022
Total Risk-Based Capital	$344,867	16.85%	$214,915	10.50%	$204,681	10.00%
Tier I Risk-Based Capital	$324,239	15.84%	$173,979	8.50%	$163,745	8.00%
Common Equity Tier I Capital	$324,239	15.84%	$143,277	7.00%	$133,043	6.50%
Tier I Leverage Capital	$324,239	10.35%	$125,252	4.00%	$156,565	5.00%
(1)Due to the full phase-in of the CCB, these are the regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.
(2)This column refers to the prompt corrective action requirements applicable to banks.
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of June 30, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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

The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share amounts)	2023	2022	2023	2022
Numerator:
Net income - basic	$8,968	$9,147	$18,566	$16,539
Net income - diluted	$8,968	$9,147	$18,566	$16,539

Denominator:
Weighted average shares outstanding - basic	7,177,621	7,176,365	7,180,187	7,177,986
Plus: Effect of Director Compensation Program	238	361	450	721
Plus: Effect of restricted stock	16,775	19,917	16,775	19,917
Weighted average shares outstanding - diluted	7,194,634	7,196,643	7,197,412	7,198,624

Earnings per common share:
Basic	$1.25	$1.27	$2.59	$2.30
Diluted	$1.25	$1.27	$2.58	$2.30
10.    Equity
Stock Repurchase Program
On November 4, 2022, the Company’s board of directors approved the renewal of its 2022 stock repurchase program that expired on December 31, 2022. The renewed program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended June 30, 2023, the Company repurchased 11,894 shares of its common stock at an aggregate cost of $601,000. For the six months ended June 30, 2023, the Company repurchased 18,689 shares of its common stock at an aggregate cost of $947,000. As of June 30, 2023, the Company had $4.1 million available for repurchasing its common stock under this program.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI, is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $15.2 million, of which $12.0 million, net of tax, was included in AOCI.
CECL Adjustment - Implementation of Current Expected Credit Losses Methodology related to ASU No. 2016-13
On January 1, 2023, the Company adopted the CECL methodology for estimating credit losses. In the first quarter of 2023, the implementation of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments, and a $569,000, net of tax, adjustment to retained earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2022 through June 30, 2023, and on our results of operations for the quarters ended June 30, 2023 and March 31, 2023, and for the six months ended June 30, 2023 and June 30, 2022.
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
SECOND QUARTER 2023 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the second quarter of 2023, we had a fairly consistent balance sheet, increased capital ratios, steady liquidity, and reduced earnings. Net interest income, net interest margin, and net income decreased as a result of higher interest expense on deposits. Activity in the stock repurchase program was higher than in the prior quarter.
•Net income for the second quarter of 2023 was $9.0 million, or $1.25 diluted EPS, a decrease of $630,000, or 6.6%, compared to $9.6 million, or $1.33 diluted EPS, for the first quarter of 2023. These decreases were mainly due to higher interest expense on deposits. Net income benefited from a $1.2 million, or 666.7%, increase in SBIC income between the second quarter of 2023 and the prior quarter.
•For the second quarter of 2023, the return on assets was 1.20%, and the return on equity was 12.78%.
•As of June 30, 2023, assets were $3.03 billion, consistent with March 31, 2023. Total assets were impacted by a $67.2 million decrease in deposits, offset by $60.0 million of new FHLB advances.
•Deposits totaled $2.66 billion as of June 30, 2023, a decrease of $67.2 million, or 2.5%, compared to $2.73 billion as of March 31, 2023. During the second quarter of 2023, in addition to the slight decrease in total deposits, there was also a shift of balances between deposit categories due to customers moving funds from lower yielding categories to higher yielding categories.
•As of June 30, 2023, loans HFI were $1.95 billion, an increase of $25.8 million, or 1.3%, compared to $1.92 billion as of March 31, 2023. During the second quarter of 2023, new loan originations were partially offset by loan payments and paydowns.
•As of June 30, 2023, total securities were $739.0 million compared to $765.2 million as of March 31, 2023. Securities decreased $26.2 million primarily due to maturities and principal repayments exceeding purchases.
•In the second quarter of 2023, the Company maintained an average of $182.0 million of liquid assets, which are cash and cash equivalents. The liquid assets to assets ratio was 7.34% as of June 30, 2023.
•In the second quarter of 2023, the Bank recorded $60.0 million in borrowings from the FHLB.

•Net interest income and net interest margin FTE decreased in the second quarter of 2023 compared to the prior quarter. Net interest income was $21.5 million for the second quarter of 2023 compared to $22.9 million for the prior quarter. Net interest margin FTE was 2.96% for the second quarter of 2023 compared to 3.13% for the prior quarter. These decreases were mainly due to the higher interest rate environment resulting in intensified deposit rate pressure and higher deposit costs.
•The CECL methodology became effective for the Bank on January 1, 2023. No provision expense was recorded in the first quarter of 2023. Provision expense for the second quarter of 2023 was $300,000.
•As of June 30, 2023, NPAs were $2.0 million, or 0.07% of assets, and the ACL was $21.1 million, or 1.08% of loans HFI.
•Capital ratios increased in the second quarter of 2023. The June 30, 2023 leverage ratio was 11.48%, and the equity to assets ratio was 9.36%.
•We paid a quarterly cash dividend of $0.08 per common share in the second quarter of 2023.
•The 2023 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. In the second quarter of 2023, we repurchased 11,894 shares of our common stock at an aggregate cost of $601,000.
•Recently, S&P Market Intelligence ranked Red River Bank 45th of the top 50 best-performing community banks in 2022 with assets between $3.0 and $10.0 billion.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2022 to June 30, 2023
(in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,027,194	$3,082,686	(55,492)	(1.8)%
Interest-bearing deposits in other banks	$185,409	$240,568	(55,159)	(22.9)%
Securities available-for-sale, at fair value	$588,478	$614,407	(25,929)	(4.2)%
Securities held-to-maturity, at amortized cost	$146,569	$151,683	(5,114)	(3.4)%
Loans held for investment	$1,947,631	$1,916,267	31,364	1.6%
Total deposits	$2,664,183	$2,798,936	(134,753)	(4.8)%
Total stockholders’ equity	$283,372	$265,753	17,619	6.6%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$8,968	$9,598	$9,147	$18,566	$16,539

Per Common Share Data:
Earnings per share, basic	$1.25	$1.34	$1.27	$2.59	$2.30
Earnings per share, diluted	$1.25	$1.33	$1.27	$2.58	$2.30
Book value per share	$39.49	$38.54	$35.34	$39.49	$35.34
Tangible book value per share(1,2)	$39.28	$38.33	$35.12	$39.28	$35.12
Realized book value per share(1,3)	$49.21	$48.09	$44.23	$49.21	$44.23
Cash dividends per share	$0.08	$0.08	$0.07	$0.16	$0.14
Shares outstanding	7,175,056	7,177,650	7,176,365	7,175,056	7,176,365
Weighted average shares outstanding, basic	7,177,621	7,182,782	7,176,365	7,180,187	7,177,986
Weighted average shares outstanding, diluted	7,194,634	7,196,354	7,196,643	7,197,412	7,198,624

Summary Performance Ratios:
Return on average assets	1.20%	1.28%	1.15%	1.24%	1.04%
Return on average equity	12.78%	14.33%	14.30%	13.54%	12.17%
Net interest margin	2.91%	3.07%	2.70%	2.99%	2.55%
Net interest margin FTE(4)	2.96%	3.13%	2.75%	3.04%	2.61%
Efficiency ratio(5)	58.63%	56.84%	55.64%	57.74%	58.07%
Loans HFI to deposits ratio	73.10%	70.36%	64.61%	73.10%	64.61%
Noninterest-bearing deposits to deposits ratio	37.14%	38.81%	41.46%	37.14%	41.46%
Noninterest income to average assets	0.81%	0.58%	0.61%	0.69%	0.58%
Operating expense to average assets	2.16%	2.06%	1.82%	2.11%	1.80%

Summary Credit Quality Ratios:
NPAs to assets	0.07%	0.08%	0.03%	0.07%	0.03%
Nonperforming loans to loans HFI	0.10%	0.12%	0.02%	0.10%	0.02%
Allowance for credit losses to loans HFI	1.08%	1.09%	1.05%	1.08%	1.05%
Net charge-offs to average loans	0.00%	0.00%	0.01%	0.01%	0.01%

Capital Ratios:
Stockholders’ equity to assets	9.36%	9.13%	8.13%	9.36%	8.13%
Tangible common equity to tangible assets(1,6)	9.31%	9.08%	8.08%	9.31%	8.08%
Total risk-based capital to risk-weighted assets	18.13%	17.89%	16.89%	18.13%	16.89%
Tier 1 risk-based capital to risk-weighted assets	17.09%	16.85%	15.92%	17.09%	15.92%
Common equity Tier 1 capital to risk-weighted assets	17.09%	16.85%	15.92%	17.09%	15.92%
Tier 1 risk-based capital to average assets	11.48%	11.02%	9.73%	11.48%	9.73%
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

RESULTS OF OPERATIONS
Net income for the second quarter of 2023 was $9.0 million, or $1.25 diluted EPS, a decrease of $630,000, or 6.6%, compared to $9.6 million, or $1.33 diluted EPS, for the first quarter of 2023. The decrease in net income was due to a $1.4 million decrease in net interest income, a $644,000 increase in operating expenses, and a $300,000 increase in the provision for credit losses, partially offset by a $1.7 million increase in noninterest income and a $46,000 decrease in income tax expense. The return on assets for the second quarter of 2023 was 1.20%, compared to 1.28% for the first quarter of 2023. The return on equity was 12.78% for the second quarter of 2023, compared to 14.33% for the first quarter of 2023. Our efficiency ratio for the second quarter of 2023 was 58.63%, compared to 56.84% for the first quarter of 2023.
Net income for the six months ended June 30, 2023, was $18.6 million, or $2.58 diluted EPS, an increase of $2.0 million, or 12.3%, compared to $16.5 million, or $2.30 diluted EPS, for the six months ended June 30, 2022. The increase in net income was due to a $4.5 million increase in net interest income, a $1.1 million increase in noninterest income, and a $100,000 decrease in the provision for credit losses, partially offset by a $3.1 million increase in operating expenses and a $613,000 increase in income tax expense. The return on assets for the six months ended June 30, 2023, was 1.24%, compared to 1.04% for the six months ended June 30, 2022. The return on equity was 13.54% for the six months ended June 30, 2023, compared to 12.17% for the six months ended June 30, 2022. Our efficiency ratio for the six months ended June 30, 2023, was 57.74%, compared to 58.07% for the six months ended June 30, 2022.
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
Between March 2020 and June 2023, the interest rate environment has changed significantly. In March 2020, the target federal funds range decreased 150 bps to a range of 0.00% to 0.25% and remained at that level until March 2022, when the FOMC began increasing the target federal funds range. The FOMC increased the federal funds rate by 425 bps in 2022, by 50 bps in the first quarter of 2023, and an additional 25 bps in the second quarter of 2023. The average effective federal funds rate for the second quarter of 2023 was 4.99% compared to 4.52% for the first quarter of 2023. For the six months ended June 30, 2023, the average effective federal funds rate was 4.75% compared to 2.92% for the six months ended June 30, 2022. The net interest income and net interest margin FTE for the three months ended June 30, 2023, and the six months ended June 30, 2023, were both impacted by the federal funds rate increases by the FOMC over the last year.
Second Quarter of 2023 vs. First Quarter of 2023
Net interest income for the second quarter of 2023 was $21.5 million, which was $1.4 million, or 6.1%, lower than the first quarter of 2023, due to a $2.1 million increase in interest expense, partially offset by a $739,000 increase in interest and dividend income. The increase in interest expense was due to increased deposit rates combined with larger balances in higher cost deposit accounts. In responding to deposit rate competition, we increased the rates on time deposits and certain interest-bearing transaction deposits. The cost of deposits increased 32 bps to 1.03% for the second quarter of 2023 from 0.71% for the prior quarter. The increase in interest and dividend income was primarily due to an increase in income on loans, partially offset by a decrease in interest income on short-term liquid assets. Loan income increased $1.1 million due to higher rates on new, renewed, and floating rate loans. The rate on these loans was 7.09% for the second quarter of 2023 compared to 6.68% for the prior quarter. Income on short-term liquid assets decreased $451,000 due a decrease in these balances during the second quarter.
The net interest margin FTE decreased 17 bps to 2.96% for the second quarter of 2023, compared to 3.13% for the prior quarter. This decrease was driven primarily by higher deposit rates as a result of the deposit rate pressures. As we increased rates on several of our deposit products, we continued to experience a change in the deposit mix due to customers moving deposits from lower yielding accounts to higher yielding accounts. The rate on time deposits increased 71 bps, and the rate on interest-bearing transaction deposits increased by 37 bps. The shift in deposit mix, combined with the increase in rates on these accounts, increased the total cost of deposits by 32 bps. The higher cost of deposits was partially offset by a 14 bp increase in the yield on loans and a 49 bp increase in the yield on short-term liquid assets, which were driven by the higher interest rate environment.
On July 26, 2023, the FOMC increased the federal funds rate by 25 bps. The current expectation is that the FOMC will keep the rate consistent through December 2023. For the remainder of 2023, we anticipate receiving approximately $100.0 million in cash flows from our securities portfolio that should be redeployed into higher yielding assets and should benefit both net interest income and net interest margin FTE. We continue to experience additional pressure on deposit interest rates due to the higher interest rate environment and competition for deposits. As of June 30, 2023, floating rate loans were 13.3% of loans HFI, and floating rate transaction deposits were 3.9% of interest-bearing transaction deposits.

Depending on balance sheet activity, movement in interest rates, deposit rate pressure, and deposit mix shift, we expect the net interest margin FTE to remain fairly consistent for the remainder of 2023.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2023 and March 31, 2023:

	For the Three Months Ended
	June 30, 2023			March 31, 2023
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,933,225	$22,851	4.68%	$1,918,336	$21,764	4.54%
Securities - taxable	630,103	2,628	1.67%	641,237	2,533	1.59%
Securities - tax-exempt	204,208	1,037	2.03%	205,512	1,034	2.01%
Federal funds sold	19,780	251	5.02%	55,411	635	4.58%
Interest-bearing deposits in other banks	131,361	1,671	5.04%	153,667	1,738	4.53%
Nonmarketable equity securities	3,533	33	3.72%	3,478	28	3.24%
Total interest-earning assets	2,922,210	$28,471	3.86%	2,977,641	$27,732	3.73%
Allowance for credit losses	(20,824)			(20,885)
Noninterest-earning assets	89,021			89,031
Total assets	$2,990,407			$3,045,787
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,240,078	$4,013	1.30%	$1,326,547	$3,029	0.93%
Time deposits	433,112	2,920	2.70%	366,214	1,794	1.99%
Total interest-bearing deposits	1,673,190	6,933	1.66%	1,692,761	4,823	1.16%
Other borrowings	1,978	28	5.50%	1	—	5.08%
Total interest-bearing liabilities	1,675,168	$6,961	1.67%	1,692,762	$4,823	1.16%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,014,205			1,061,135
Accrued interest and other liabilities	19,612			20,219
Total noninterest-bearing liabilities	1,033,817			1,081,354
Stockholders’ equity	281,422			271,671
Total liabilities and stockholders’ equity	$2,990,407			$3,045,787
Net interest income		$21,510			$22,909
Net interest spread			2.19%			2.57%
Net interest margin			2.91%			3.07%
Net interest margin FTE(3)			2.96%			3.13%
Cost of deposits			1.03%			0.71%
Cost of funds			0.96%			0.66%
(1)Includes average outstanding balances of loans HFS of $3.5 million and $1.3 million for the three months ended June 30, 2023 and March 31, 2023, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Net interest income for the six months ended June 30, 2023 was $44.4 million, which was $4.5 million, or 11.4%, higher than $39.9 million for the six months ended June 30, 2022. Net interest income increased due to a $13.7 million increase in interest and dividend income, partially offset by a $9.2 million increase in interest expense.
The increase in interest and dividend income for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, was primarily due to an increase in loan income and an increase in income on short-term liquid assets. Loan income increased $9.8 million due to higher rates on new, renewed, and floating rate loans and a $182.1 million increase in the average balance of loans, when compared to the same period prior year. Income on short-term liquid assets increased $3.2 million due to the FOMC’s increases to the target federal funds range, partially offset by a $343.1 million decrease in the average balance of these short-term liquid assets. Interest expense increased during the six months ended June 30, 2023, compared to the same period in 2022 due to increased deposit rates, combined with larger balances in higher cost deposit accounts in 2023.
Net interest margin FTE increased 43 bps to 3.04% for the six months ended June 30, 2023, from 2.61% for the six months ended June 30, 2022, primarily due to the higher interest rate environment and an improved asset mix. The yield on loans increased 64 bps due to higher rates on new, renewed, and floating rate loans due to the higher interest rate environment. Our deployment of lower-yielding short-term liquid assets into higher-yielding loans also benefited the net interest margin FTE. In addition, the yield on short-term liquid assets was 435 bps higher during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
The net interest margin FTE was negatively impacted by an increase in the cost of deposits. The cost of deposits increased 69 bps to 0.87% for the six months ended June 30, 2023, from 0.18% for the six months ended June 30, 2022, due to a 111 bp increase in the rate on interest-bearing deposits, combined with customers moving deposits from lower yielding accounts to higher yielding accounts in 2023. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits increased 139 and 97 bps, respectively. These rates increased as we responded to deposit rate competition that began in the second half of 2022 and continued into 2023.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance Outstanding	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,925,821	$44,616	4.61%	$1,743,676	$34,802	3.97%
Securities - taxable	635,640	5,160	1.63%	624,081	4,494	1.44%
Securities - tax-exempt	204,856	2,071	2.02%	213,506	2,145	2.01%
Federal funds sold	37,497	886	4.70%	53,232	141	0.53%
Interest-bearing deposits in other banks	142,452	3,409	4.77%	469,784	922	0.39%
Nonmarketable equity securities	3,506	61	3.48%	3,450	3	0.16%
Total interest-earning assets	2,949,772	$56,203	3.79%	3,107,729	$42,507	2.72%
Allowance for credit losses	(20,854)			(19,249)
Noninterest-earning assets	89,026			111,905
Total assets	$3,017,944			$3,200,385
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,283,073	$7,042	1.11%	$1,414,404	$1,002	0.14%
Time deposits	399,848	4,714	2.38%	330,491	1,628	0.99%
Total interest-bearing deposits	1,682,921	11,756	1.41%	1,744,895	2,630	0.30%
Other borrowings	995	28	5.50%	—	—	—%
Total interest-bearing liabilities	1,683,916	$11,784	1.41%	1,744,895	$2,630	0.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,037,540			1,164,375
Accrued interest and other liabilities	19,914			16,983
Total noninterest-bearing liabilities	1,057,454			1,181,358
Stockholders’ equity	276,574			274,132
Total liabilities and stockholders’ equity	$3,017,944			$3,200,385
Net interest income		$44,419			$39,877
Net interest spread			2.38%			2.42%
Net interest margin			2.99%			2.55%
Net interest margin FTE(3)			3.04%			2.61%
Cost of deposits			0.87%			0.18%
Cost of funds			0.81%			0.17%
(1)Includes average outstanding balances of loans HFS of $2.4 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023 vs. March 31, 2023			June 30, 2023 vs. June 30, 2022
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$169	$918	$1,087	$3,638	$6,176	$9,814
Securities - taxable	(44)	139	95	83	583	666
Securities - tax-exempt	(7)	10	3	(87)	13	(74)
Federal funds sold	(408)	24	(384)	(42)	787	745
Interest-bearing deposits in other banks	(249)	182	(67)	(634)	3,121	2,487
Nonmarketable equity securities	—	5	5	—	58	58
Total interest-earning assets	$(539)	$1,278	$739	$2,958	$10,738	$13,696
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(197)	$1,181	$984	$(93)	$6,133	$6,040
Time deposits	328	798	1,126	342	2,744	3,086
Total interest-bearing deposits	131	1,979	2,110	249	8,877	9,126
Other borrowings	25	3	28	28	—	28
Total interest-bearing liabilities	$156	$1,982	$2,138	$277	$8,877	$9,154
Increase (decrease) in net interest income	$(695)	$(704)	$(1,399)	$2,681	$1,861	$4,542
Provision for Credit Losses
Effective January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. The guidance for CECL replaces our previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.
The provision for credit losses is the amount necessary to maintain the ACL at a level considered appropriate by management. Factors impacting the provision include loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, and current economic conditions.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	Increase (Decrease)
Provision for credit losses	$300	$—	$300	100.0%
The provision for credit losses for the second quarter of 2023 was $300,000. No provision expense was recorded in the first quarter of 2023 under the new CECL methodology. The provision in the second quarter was due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The table below presents, for the periods indicated, the provision for credit losses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	Increase (Decrease)
Provision for credit losses	$300	$400	$(100)	(25.0)%
The provision for credit losses for the six months ended June 30, 2023, was $300,000, a decrease of $100,000, or 25.0%, from $400,000 for the six months ended June 30, 2022. The primary drivers of the decrease were the current inflationary environment, changing monetary policy, current economic forecasts, and a slower pace of loan growth.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Second Quarter of 2023 vs. First Quarter of 2023
Noninterest income increased $1.7 million to $6.0 million for the second quarter of 2023 compared to $4.3 million for the first quarter of 2023. The increase in noninterest income was mainly due to higher income from an SBIC limited partnership of which Red River Bank is a member, and higher mortgage and brokerage income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,435	$1,393	$42	3.0%
Debit card income, net	924	934	(10)	(1.1)%
Mortgage loan income	645	275	370	134.5%
Brokerage income	923	807	116	14.4%
Loan and deposit income	517	477	40	8.4%
Bank-owned life insurance income	188	179	9	5.0%
Gain (Loss) on equity securities	(64)	31	(95)	(306.5)%
SBIC income	1,380	180	1,200	666.7%
Other income (loss)	59	64	(5)	(7.8)%
Total noninterest income	$6,007	$4,340	$1,667	38.4%
SBIC income for the second quarter of 2023 increased $1.2 million to $1.4 million from the prior quarter primarily due to the sale of an investment by the SBIC. We expect this income to be lower in future quarters.
Mortgage loan income increased $370,000 to $645,000 for the second quarter of 2023, compared to the prior quarter. This increase was mainly driven by improved purchase activity as consumers adjusted to the higher interest rate environment.
Brokerage income increased $116,000 to $923,000 for the second quarter of 2023, compared to the prior quarter. This increase was largely due to investing activities of new and existing clients. Assets under management were $997.3 million as of June 30, 2023.
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Noninterest income increased $1.1 million to $10.3 million for the six months ended June 30, 2023, compared to $9.3 million for the six months ended June 30, 2022. The increase in noninterest income was due to higher SBIC income, a decreased loss on equity securities, and increased loan and deposit income. These increases were partially offset by lower mortgage loan income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,828	$2,718	$110	4.0%
Debit card income, net	1,858	1,992	(134)	(6.7)%
Mortgage loan income	920	2,018	(1,098)	(54.4)%
Brokerage income	1,730	1,666	64	3.8%
Loan and deposit income	995	781	214	27.4%
Bank-owned life insurance income	366	352	14	4.0%
Gain (Loss) on equity securities	(32)	(447)	415	92.8%
Gain (Loss) on sale and call of securities	—	(75)	75	100.0%
SBIC income	1,559	171	1,388	811.7%
Other income (loss)	123	86	37	43.0%
Total noninterest income	$10,347	$9,262	$1,085	11.7%
SBIC income increased $1.4 million to $1.6 million for the six months ended June 30, 2023, primarily due to the sale of an investment by the SBIC in the second quarter of 2023.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. In the first quarter of 2023, we sold $6.0 million of the CRA mutual fund. The mutual fund had a loss of $32,000 for the six months ended June 30, 2023, compared to a loss of $447,000 for the same period in 2022.
Loan and deposit income increased $214,000 to $995,000 for the six months ended June 30, 2023, compared to the same period prior year. This increase was primarily associated with fees related to customers moving funds from lower yielding deposit accounts to higher yielding deposit accounts.
Mortgage loan income decreased $1.1 million to $920,000 for the six months ended June 30, 2023, compared to the same period prior year due to higher mortgage interest rates and reduced purchase activity.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Second Quarter of 2023 vs. First Quarter of 2023
Operating expenses increased $644,000 to $16.1 million for the second quarter of 2023, compared to $15.5 million for the first quarter of 2023. The increase in operating expenses was mainly due to higher personnel expenses and data processing expense, partially offset by lower occupancy and equipment expenses and technology expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,547	$9,000	$547	6.1%
Non-staff expenses:
Occupancy and equipment expenses	1,554	1,717	(163)	(9.5)%
Technology expenses	642	748	(106)	(14.2)%
Advertising	343	281	62	22.1%
Other business development expenses	494	436	58	13.3%
Data processing expense	638	400	238	59.5%
Other taxes	693	686	7	1.0%
Loan and deposit expenses	284	205	79	38.5%
Legal and professional expenses	580	516	64	12.4%
Regulatory assessment expenses	397	406	(9)	(2.2)%
Other operating expenses	960	1,093	(133)	(12.2)%
Total operating expenses	$16,132	$15,488	$644	4.2%
Personnel expenses increased $547,000 to $9.5 million for the second quarter of 2023, compared to the prior quarter. This increase was primarily due to annual merit raises effective April 2023, higher personnel health insurance expenses, and higher commission compensation. As of June 30, 2023 and March 31, 2023, we had 353 and 352 total employees, respectively.
Data processing expense increased $238,000 to $638,000 for the second quarter of 2023, compared to the prior quarter. This increase was primarily attributable to receipt of a $252,000 periodic refund from our data processing center in the first quarter of 2023.
Occupancy and equipment expenses decreased $163,000 to $1.6 million for the second quarter of 2023, compared to the prior quarter. This decrease was primarily attributable to $161,000 of nonrecurring expenses related to opening our new operations center building in the first quarter of 2023, compared to $28,000 of nonrecurring expenses related to the expansion of a banking center in the Southwest market in the second quarter of 2023.
Technology expenses decreased $106,000 to $642,000 for the second quarter of 2023, compared to the prior quarter. This decrease was mainly due to the renegotiation of a contract with a technology vendor, which resulted in lower expenses effective in the second quarter of 2023.
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Operating expenses increased $3.1 million to $31.6 million for the six months ended June 30, 2023, compared to $28.5 million for the six months ended June 30, 2022. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, regulatory assessment expenses, other business development expenses, and legal and professional expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	Increase (Decrease)
Operating expenses:
Personnel expenses	$18,547	$17,026	$1,521	8.9%
Non-staff expenses:
Occupancy and equipment expenses	3,271	2,965	306	10.3%
Technology expenses	1,390	1,466	(76)	(5.2)%
Advertising	624	526	98	18.6%
Other business development expenses	930	642	288	44.9%
Data processing expense	1,038	880	158	18.0%
Other taxes	1,378	1,283	95	7.4%
Loan and deposit expenses	489	315	174	55.2%
Legal and professional expenses	1,097	893	204	22.8%
Regulatory assessment expenses	804	501	303	60.5%
Other operating expenses	2,052	2,036	16	0.8%
Total operating expenses	$31,620	$28,533	$3,087	10.8%
Personnel expenses increased $1.5 million to $18.5 million for the six months ended June 30, 2023, compared to the same period prior year. This increase was primarily due to higher personnel health insurance expenses, additional employees, and annual merit increases. As of June 30, 2023 and 2022, we had 353 and 348 total employees, respectively.
Occupancy and equipment expenses increased $306,000 to $3.3 million for the six months ended June 30, 2023, compared to the same period prior year. This increase was due to opening our new operations center building in the first quarter of 2023, the expansion of a banking center in the Southwest market in the second quarter of 2023, and a full period of expenses related to opening a new full-service banking center in our New Orleans market in the third quarter of 2022.
Regulatory assessment expenses increased $303,000 to $804,000 for the six months ended June 30, 2023, compared to the same period prior year. This increase was primarily due to the FDIC raising the deposit insurance assessment rate by two bps, effective January 1, 2023, for all insured depository institutions.
Other business development expenses increased $288,000 to $930,000 for the six months ended June 30, 2023, compared to the same period prior year. This increase was mainly the result of an increase in community sponsorships and CRA related contributions, as well as expenses associated with an SBIC limited partnership.
Legal and professional expenses increased $204,000 to $1.1 million for the six months ended June 30, 2023, compared to the same period prior year. This increase was primarily due to higher audit and compliance fees.
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
Our accrued tax rate is based on an annualized projection and changes considering our most recent financial results and balances. Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, life insurance policies, income tax effects associated with stock-based compensation, and permanent and temporary tax differences.
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	Increase (Decrease)
Income tax expense	$2,117	$2,163	$(46)	(2.1)%

For the quarters ended June 30, 2023 and March 31, 2023, income tax expense totaled $2.1 million and $2.2 million, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income, partially offset by an increase in our accrued tax rate during the quarter ended June 30, 2023. Our effective income tax rates for each of the quarters ended June 30, 2023 and March 31, 2023, were 19.1% and 18.4%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	Increase (Decrease)
Income tax expense	$4,280	$3,667	$613	16.7%
For the six months ended June 30, 2023 and 2022, income tax expense totaled $4.3 million and $3.7 million, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income combined with an increase in our accrued tax rate. Our effective income tax rates for the six months ended June 30, 2023 and 2022, were 18.7% and 18.1%, respectively.
FINANCIAL CONDITION
As of June 30, 2023, assets were $3.03 billion, which was $55.5 million, or 1.8%, lower than $3.08 billion as of December 31, 2022, primarily due to a decrease in deposits. Total deposits decreased $134.8 million, or 4.8%, to $2.66 billion as of June 30, 2023, from $2.80 billion as of December 31, 2022. Within assets, during the first half of the year, cash and cash equivalents decreased $56.3 million, or 20.2%, to $222.1 million and were 7.34% of assets as of June 30, 2023. Total securities decreased $37.1 million, or 4.8%, to $739.0 million and were 24.4% of assets as of June 30, 2023. Loans HFI increased $31.4 million, or 1.6%, during the first half of 2023 to $1.95 billion as of June 30, 2023. We had no borrowings as of December 31, 2022; however, in the second quarter of 2023, we recorded $60.0 million in short-term advances from the FHLB. Stockholders’ equity increased $17.6 million during the first six months of 2023 to $283.4 million as of June 30, 2023. As of June 30, 2023, the loans HFI to deposits ratio was 73.10%, compared to 68.46% as of December 31, 2022, and the noninterest-bearing deposits to total deposits ratio was 37.14%, compared to 38.96% as of December 31, 2022.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of June 30, 2023. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of June 30, 2023, interest-bearing deposits in other banks were $185.4 million and were 6.1% of assets, a decrease of $55.2 million, or 22.9%, compared to $240.6 million and 7.8% of assets as of December 31, 2022. In the first six months of 2023, our interest-bearing deposits in other banks decreased as our deposits decreased.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of June 30, 2023, our total securities portfolio was 24.4% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities were $735.0 million as of June 30, 2023, a decrease of $31.0 million, or 4.1%, from $766.1 million as of December 31, 2022.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2023, the estimated fair value of securities AFS was $588.5 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $1.1 million for the six months ended June 30, 2023, resulting in a net unrealized loss of $73.0 million as of June 30, 2023, compared to a net unrealized loss of $74.1 million as of December 31, 2022.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2023, the amortized cost of securities HTM was $146.6 million. Securities HTM had an unrealized loss of $22.1 million as of June 30, 2023, compared to an unrealized loss of $19.3 million as of December 31, 2022.

Investment activity for the six months ended June 30, 2023, included $60.6 million in maturities, principal repayments, and calls, partially offset by $28.6 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities AFS portfolio tax-equivalent yield was 1.85% for the six months ended June 30, 2023, compared to 1.72% for the six months ended June 30, 2022. The increase in yield for the six months ended June 30, 2023, was due to the higher yielding securities purchased in 2023 compared to the purchases in the same period for 2022, combined with the positive impact from our floating rate securities that have repriced over the last year.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of June 30, 2023, the average life of our securities portfolio was 7.0 years with an estimated effective duration of 5.0 years. As of December 31, 2022, the average life of our securities portfolio was 6.8 years with an estimated effective duration of 5.0 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2023, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$259,244	$—	$(33,496)	$225,748
Municipal bonds	216,112	2	(33,383)	182,731
U.S. Treasury securities	164,119	—	(4,315)	159,804
U.S. agency securities	22,027	1	(1,833)	20,195
Total Securities AFS	$661,502	$3	$(73,027)	$588,478

Securities HTM:
Mortgage-backed securities	$145,652	$—	$(21,966)	$123,686
U.S. agency securities	917	—	(122)	795
Total Securities HTM	$146,569	$—	$(22,088)	$124,481

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

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

	Contractual Maturity as of June 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$235	1.44%	$7,146	3.56%	$54,048	1.53%	$164,319	1.59%	$225,748	1.63%
Municipal bonds	7,899	1.38%	15,634	1.84%	18,491	2.38%	140,707	2.08%	182,731	2.06%
U.S. Treasury securities	114,077	1.80%	45,727	1.36%	—	—%	—	—%	159,804	1.67%
U.S. agency securities	3,952	2.72%	4,811	2.34%	2,252	2.23%	9,180	2.47%	20,195	2.21%
Total Securities AFS	$126,163	1.80%	$73,318	1.74%	$74,791	1.69%	$314,206	1.84%	$588,478	1.80%
(1)Tax equivalent projected book yield as of June 30, 2023.
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

	Contractual Maturity as of June 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$145,652	2.48%	$145,652	2.48%
U.S. agency securities	—	—%	—	—%	917	2.61%	—	—%	917	2.61%
Total Securities HTM	$—	—%	$—	—%	$917	2.61%	$145,652	2.48%	$146,569	2.48%
(1)Tax equivalent projected book yield as of June 30, 2023.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. In March 2023, we sold $6.0 million of the mutual fund. As of June 30, 2023, equity securities had a fair value of $3.9 million with a recognized loss of $32,000 for the six months ended June 30, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of June 30, 2023, loans HFI were $1.95 billion, an increase of $31.4 million, or 1.6%, compared to $1.92 billion as of December 31, 2022. In the first six months of 2023, new loan originations were partially offset by payments and paydowns.

Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$819,260	42.1%	$794,723	41.5%
One-to-four family residential	565,725	29.1%	543,511	28.4%
Construction and development	138,450	7.1%	157,364	8.2%
Commercial and industrial	320,257	16.4%	310,053	16.2%
SBA PPP, net of deferred income	13	—%	14	—%
Tax-exempt	75,697	3.9%	83,166	4.3%
Consumer	28,229	1.4%	27,436	1.4%
Total loans HFI	$1,947,631	100.0%	$1,916,267	100.0%
Total loans HFS	$4,586		$518
Average loan HFI size, excluding credit cards	$237		$236
Investor-owned office properties were $56.3 million, or 2.9% of loans HFI, as of June 30, 2023, and $44.7 million, or 2.3% of loans HFI, as of December 31, 2022.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of June 30, 2023, health care loans were $159.6 million, or 8.2% of loans HFI, compared to $160.3 million, or 8.4% of loans HFI, as of December 31, 2022. The average health care loan size was $338,000 as of June 30, 2023, and December 31, 2022. Within the health care sector, loans to physician and dental practices were 4.1% of loans HFI as of June 30, 2023, and 3.9% as of December 31, 2022. Loans to nursing and residential care facilities were 4.0% of loans HFI as of June 30, 2023, and 4.4% as of December 31, 2022.
Energy loans were 1.9% of loans HFI as of June 30, 2023 and December 31, 2022.
Geographic Markets
As of June 30, 2023, Red River Bank operates in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	June 30, 2023
(dollars in thousands)	Amount	Percent
Central	$603,201	31.0%
Capital	518,568	26.6%
Northwest	371,926	19.1%
Southwest	156,365	8.0%
Northshore	144,076	7.4%
New Orleans	91,273	4.7%
Acadiana	62,222	3.2%
Total loans HFI	$1,947,631	100.0%
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of June 30, 2023, 1.2% of our loans HFI were LIBOR-based with a setting that expired June 30, 2023. Alternative rate language was present in each credit agreement with a LIBOR-based rate. Effective July 1, 2023, these loans were converted to the alternative reference rate.

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
NPAs totaled $2.0 million as of June 30, 2023 and $2.4 million as of December 31, 2022. The ratio of NPAs to assets was 0.07% as of June 30, 2023 and 0.08% as of December 31, 2022.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonperforming loans:
Nonaccrual loans	$1,840	$2,364
Accruing loans 90 days or more past due	118	2
Total nonperforming loans	1,958	2,366
Foreclosed assets:
Real estate	22	—
Total foreclosed assets	22	—
Total NPAs	$1,980	$2,366

Nonaccrual loans to loans HFI	0.09%	0.12%
Nonperforming loans to loans HFI	0.10%	0.12%
NPAs to assets	0.07%	0.08%
Nonaccrual loans are summarized below by category:

(in thousands)	June 30, 2023	December 31, 2022
Real estate:
Commercial real estate	$718	$720
One-to-four family residential	307	243
Construction and development	—	9
Commercial and industrial	718	1,291
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	97	101
Total nonaccrual loans	$1,840	$2,364
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the allowance for credit losses.
The following table summarizes loans HFI by risk rating:

(in thousands)	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Pass	$1,926,920	98.9%	$1,893,491	98.8%
Special Mention	15,973	0.8%	17,249	0.9%
Substandard	4,738	0.3%	5,527	0.3%
Total loans HFI	$1,947,631	100.0%	$1,916,267	100.0%
There were no loans as of June 30, 2023 or December 31, 2022, classified as doubtful or loss.
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
As of June 30, 2023, the ACL was $21.1 million, or 1.08% of loans HFI. As of December 31, 2022, the ALL totaled $20.6 million, or 1.08% of loans HFI. The $457,000 increase in the ACL for the six months ended June 30, 2023, was due to the $278,000 increase in the ACL from the adoption of ASC 326 and $300,000 from the provision for credit losses, offset by $121,000 of net-charge-offs.
The provision for credit losses for the six months ended June 30, 2023, was $300,000, a decrease of $100,000, or 25.0%, from $400,000 for the six months ended June 30, 2022. The primary drivers of the decrease were the current inflationary environment, changing monetary policy, current economic forecasts, and a slower pace of loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The following table displays activity in the ACL for June 30, 2023, and the ALL for June 30, 2022:

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022
Loans HFI	$1,947,631	$1,841,585
Nonaccrual loans	$1,840	$248
Average loans	$1,925,821	$1,743,676

Allowance at beginning of period	$20,628	$19,176
Impact of adopting ASC 326	278	—
Provision expense	300	400
Charge-offs:
Real estate:
Construction and development	(9)	(18)
Commercial and industrial	(33)	(9)
Consumer	(182)	(250)
Total charge-offs	(224)	(277)
Recoveries:
Real estate:
One-to-four family residential	5	5
Construction and development	—	18
Commercial and industrial	23	7
Consumer	75	66
Total recoveries	103	96
Net (charge-offs)/recoveries	(121)	(181)
Allowance at end of period	$21,085	$19,395

Allowance for credit losses to loans HFI	1.08%	1.05%
Allowance for credit losses to nonaccrual loans	1,145.92%	7,820.56%
Net charge-offs to average loans	0.01%	0.01%
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
Total deposits decreased $134.8 million, or 4.8%, to $2.66 billion as of June 30, 2023, from $2.80 billion as of December 31, 2022. This decrease was primarily a result of the changing interest rate environment impacting customer deposit movement and activity, combined with normal tax payments. Also in 2023, there was a deposit mix shift between deposit categories as customers moved funds from lower yielding categories to higher yielding categories. Noninterest-bearing deposits decreased by $101.0 million, or 9.3%, to $989.5 million as of June 30, 2023. Noninterest-bearing deposits as a percentage of total deposits were 37.14% as of June 30, 2023, compared to 38.96% as of December 31, 2022. Interest-bearing deposits decreased by $33.7 million, or 2.0%, to $1.67 billion as of June 30, 2023.

Red River Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of June 30, 2023, the average deposit account size was approximately $27,000, compared to $30,000 as of December 31, 2022.
In 2022, we implemented the IntraFi Network Insured Cash Sweep and related reciprocal balance programs for qualified commercial customers. The IntraFi Network Insured Cash Sweep program provides our customers a demand deposit sweep account that has a competitive interest rate as well as full FDIC insurance coverage. As of June 30, 2023, we had $96.0 million swept off our balance sheet. The related reciprocal program brings deposit balances back on to our balance sheet as interest-bearing demand deposit accounts. As of June 30, 2023, we had $94.1 million of interest-bearing demand deposit accounts.
The following table presents our deposits by account type as of the dates indicated:

	June 30, 2023		December 31, 2022		Change from December 31, 2022 to June 30, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$989,509	37.1%	$1,090,539	39.0%	$(101,030)	(9.3)%
Interest-bearing deposits:
Interest-bearing demand deposits	94,058	3.5%	89,144	3.2%	4,914	5.5%
NOW accounts	384,676	14.5%	503,308	18.0%	(118,632)	(23.6)%
Money market accounts	537,890	20.2%	578,161	20.6%	(40,271)	(7.0)%
Savings accounts	179,053	6.7%	195,479	7.0%	(16,426)	(8.4)%
Time deposits less than or equal to $250,000	328,870	12.4%	250,875	8.9%	77,995	31.1%
Time deposits greater than $250,000	150,127	5.6%	91,430	3.3%	58,697	64.2%
Total interest-bearing deposits	1,674,674	62.9%	1,708,397	61.0%	(33,723)	(2.0)%
Total deposits	$2,664,183	100.0%	$2,798,936	100.0%	$(134,753)	(4.8)%
The following table presents deposits by customer type as of the dates indicated:

	June 30, 2023		December 31, 2022		Change from December 31, 2022 to June 30, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,296,827	48.7%	$1,341,312	47.9%	$(44,485)	(3.3)%
Commercial	1,196,156	44.9%	1,231,949	44.0%	(35,793)	(2.9)%
Public	171,200	6.4%	225,675	8.1%	(54,475)	(24.1)%
Total deposits	$2,664,183	100.0%	$2,798,936	100.0%	$(134,753)	(4.8)%
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
Our average deposit balance was $2.69 billion for the three months ended June 30, 2023, a decrease of $66.5 million, or 2.4%, from $2.75 billion for the three months ended March 31, 2023. The average cost of interest-bearing deposits and total deposits for the second quarter of 2023 was 1.66% and 1.03%, respectively, compared to 1.16% and 0.71% for the prior quarter, respectively. The increase in the average cost of interest-bearing deposits and total deposits in the second quarter of 2023 as compared to the prior quarter was due to increased deposit rates in response to deposit rate competition created by rising interest rates. Also, as of June 30, 2023, 3.9% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	June 30, 2023		March 31, 2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,014,205	0.00%	$1,061,135	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	94,316	3.66%	88,567	3.41%
NOW accounts	422,074	0.88%	492,177	0.69%
Money market accounts	538,706	1.61%	553,117	1.01%
Savings accounts	184,982	0.15%	192,686	0.15%
Time deposits	433,112	2.70%	366,214	1.99%
Total interest-bearing deposits	1,673,190	1.66%	1,692,761	1.16%
Total average deposits	$2,687,395	1.03%	$2,753,896	0.71%
As of June 30, 2023, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $805.0 million, or 30.2% of total deposits, compared to $975.1 million, or 34.8% of total deposits, as of December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of June 30, 2023, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $672.6 million, or 25.2% of total deposits, compared to $786.9 million, or 28.1% of total deposits, as of December 31, 2022. As of June 30, 2023, our cash and cash equivalents of $222.1 million combined with our available borrowing capacity of $1.27 billion equaled 185.4% of our estimated uninsured deposits and 221.9% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	June 30, 2023
Three months or less	$8,930
Over three months through six months	24,253
Over six months through 12 months	37,811
Over 12 months	12,133
Total	$83,127
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. As of June 30, 2023, we had $60.0 million in a short-term advances at an interest rate of 5.49% from the FHLB under its existing line of credit. Our FHLB line of credit is collateralized by eligible Red River Bank loans. The $60.0 million advance matured and was repaid in July 2023.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of June 30, 2023 was $283.4 million compared to $265.8 million as of December 31, 2022. The $17.6 million, or 6.6%, increase in stockholders’ equity was attributable to $18.6 million of net income for the six months ended June 30, 2023, $1.5 million of other comprehensive income related to securities, and $244,000 of stock compensation, partially offset by $1.1 million in cash dividends, the repurchase of 18,689 shares of common stock for $947,000, and a $569,000, net of tax, adjustment to retained earnings related to the adoption of CECL.
On November 4, 2022, our board of directors approved the renewal of the 2022 stock repurchase program that expired on December 31, 2022. The renewed program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended June 30, 2023, the Company repurchased 11,894 shares of its common stock at an aggregate cost of $601,000. Repurchases may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or results of operations. For the six months ended June 30, 2023, we repurchased 18,689 shares of our common stock at an aggregate cost of $947,000. As of June 30, 2023, we had $4.1 million available for repurchasing our common stock under this program.
On January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. In the first quarter of 2023, the implementation of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments, and a $569,000, net of tax, adjustment to retained earnings.
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI, is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $15.2 million, of which $12.0 million, net of tax, was included in AOCI.
The Economic Growth Act, which was signed into law in May 2018, provides, among other items, certain targeted modifications to prior financial services reform regulatory requirements. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, we received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022, we had more than $3.0 billion in assets. Therefore, effective January 1, 2023, we no longer receive any benefits under the Policy Statement and became subject to consolidated capital requirements. As of June 30, 2023, the last applicable measurement date, we had more than $3.0 billion in assets.
Another significant provision of the Economic Growth Act was the directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of June 30, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of June 30, 2023, we had sufficient liquid assets available and $1.27 billion in available borrowing capacity.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2023, and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits decreased $131.6 million, or 4.6%, for the six months ended June 30, 2023, compared to the average deposits for the twelve months ended December 31, 2022. The decrease in average total deposits was primarily a result of the changing interest rate environment impacting customer deposit movement and activity, combined with normal tax payments. Our average total loans increased $109.3 million, or 6.0%, for the six months ended June 30, 2023, compared to average total loans for the twelve months ended December 31, 2022.
As of June 30, 2023, liquid assets were $222.1 million, compared to $278.4 million as of December 31, 2022. The decrease of $56.3 million, or 20.2%, was primarily due to the decrease in deposits during the first half of the year partially offset by $60.0 million of new short-term borrowings from the FHLB. The liquid assets to assets ratio was 7.34% as of June 30, 2023, compared to 9.03% as of December 31, 2022.
Our securities AFS portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of June 30, 2023. Securities generate cash flow through principal repayments, calls, and maturities. As of June 30, 2023, we project receipt of approximately $100.0 million of principal repayments through December 31, 2023. Securities AFS can also generally be sold or used as collateral in borrowings that allow for their conversion to cash. As of June 30, 2023, securities AFS totaled $588.5 million, or 19.4% of assets, compared to $614.4 million, or 19.9% of assets, as of December 31, 2022. However, certain investments within our securities AFS portfolio are also used to secure specific deposit types, such as public entities, which impacts their liquidity. As of June 30, 2023, securities AFS with a carrying value of $189.4 million, or 32.2% of the securities AFS portfolio, were pledged to secure public entity deposits as compared to securities AFS with a carrying value of $156.7 million, or 25.5% of the securities AFS portfolio, similarly pledged as of December 31, 2022. Public entity account balances generally fluctuate throughout the year.
As of June 30, 2023 and December 31, 2022, we also held debt securities classified as HTM. However, significant limitations exist for selling debt securities classified as HTM; therefore, they are excluded from liquidity sources. For additional information on securities HTM, see “- Securities - Securities AFS and Securities HTM.”
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of June 30, 2023 and December 31, 2022, our total borrowing availability from the FHLB was $901.6 million and $875.8 million, respectively. In the second quarter of 2023, we recorded $60.0 million in short-term advances from the FHLB. This borrowing was a result of the uncertainty regarding deposit activity and the decision to bolster liquidity, while also testing our borrowing lines. Also, at various times, we may obtain letters of credit from the FHLB as collateral for our public entity deposits. As of June 30, 2023 and December 31, 2022, we held letters of credit in the amount of $10.9 million and $100.9 million, respectively. As of June 30, 2023 and December 31, 2022, our net borrowing capacity from the FHLB was $830.7 million and $774.9 million, respectively.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of June 30, 2023 and December 31, 2022. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of June 30, 2023 and December 31, 2022, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of June 30, 2023 and December 31, 2022.
The Bank can participate in the Federal Reserve’s Bank Term Funding Program as an additional liquidity source. If needed, the Bank Term Funding Program gives us the option to use eligible securities as collateral for a loan of up to one year from the Federal Reserve. As of June 30, 2023, our eligible securities totaled approximately $336.7 million.
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
As of June 30, 2023, we had $347.0 million in unfunded loan commitments and $14.1 million in commitments associated with outstanding standby letters of credit. As of December 31, 2022, we had $377.6 million in unfunded loan commitments and $14.6 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of June 30, 2023, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of June 30, 2023, there was a $3.6 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of June 30, 2023, there was a $532,000 outstanding commitment to this partnership.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.57% as of June 30, 2023.
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

	June 30, 2023		December 31, 2022
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	4.6%	(5.0)%	6.4%	(2.0)%
+200	3.2%	(3.1)%	4.1%	(1.2)%
+100	1.7%	(1.3)%	2.2%	0.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(1.3)%	1.1%	(2.6)%	(1.2)%
-200	(3.8)%	(0.7)%	(6.3)%	(5.4)%
The results above, as of June 30, 2023 and December 31, 2022, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. However, due to recent deposit rate pressure, our deposit interest rates have adjusted more quickly than the change in the federal funds rate. This assumption is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of June 30, 2023, the reported percentage changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of June 30, 2023, floating rate loans were 13.3% of loans HFI, and floating rate transaction deposits were 3.9% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2023, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022
Tangible common equity
Total stockholders’ equity	$283,372	$276,640	$253,596
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$281,826	$275,094	$252,050
Realized common equity
Total stockholders’ equity	$283,372	$276,640	$253,596
Adjustments:
Accumulated other comprehensive (income) loss	69,693	68,541	63,804
Total realized common equity (non-GAAP)	$353,065	$345,181	$317,400
Common shares outstanding	7,175,056	7,177,650	7,176,365
Book value per share	$39.49	$38.54	$35.34
Tangible book value per share (non-GAAP)	$39.28	$38.33	$35.12
Realized book value per share (non-GAAP)	$49.21	$48.09	$44.23

Tangible assets
Total assets	$3,027,194	$3,030,582	$3,121,113
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,025,648	$3,029,036	$3,119,567
Total stockholders’ equity to assets	9.36%	9.13%	8.13%
Tangible common equity to tangible assets (non-GAAP)	9.31%	9.08%	8.08%
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
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2023, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Due to recent bank failures in the financial services industry and Progress Software Corporation’s MOVEit Transfer managed file transfer software (“MOVEit Transfer”) vulnerability, several of the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2022, have heightened risk or have been updated and can be seen below.
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
Our other primary sources of liquidity consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity to investors. As a secondary source of liquidity, we have the ability to borrow overnight funds from other financial institutions with whom we have a correspondent relationship. We also have the ability to borrow from the FHLB and the Federal Reserve’s Bank Term Funding Program. Historically, we have not utilized brokered or internet deposits to meet liquidity needs.
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
Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification under an FDIC risk-based assessment system. The FDIC has the power to change deposit insurance assessment rates, the manner deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Following the recent bank failures, banking regulators announced that the FDIC will ensure that all depositors in the failed banks will receive full coverage of all of their deposits, at no cost to taxpayers. The FDIC has issued a proposed rule, which would impose special assessments on certain banks. As currently written, we would not be impacted by this special assessment; however, this rule is not final. Any future additional assessments, increases, or required prepayments in FDIC insurance premiums could adversely impact our operating expenses and earnings.
We are subject to laws regarding the privacy, information security, and protection of personal information. Unauthorized access, cyber-crime, and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.
In the ordinary course of our business, we necessarily collect, use, and retain, on various information systems that we maintain and in those maintained by third party providers and, in some cases, vendors retained by those third parties, personal and financial information concerning individuals and businesses with which we have a banking relationship. We also maintain important internal company data such as personally identifiable information about our employees and information about our operations. Threats to data security such as unauthorized access and cyber-attacks emerge and change rapidly. These threats may increase our costs for protection or remediation. They may also result in competing time constraints between applicable privacy and other requirements and our ability to secure data in accordance with customer expectations and evolving laws and regulations governing the privacy and protection of personal information.
It is difficult or impossible to defend against every risk posed by changing technologies and cyber-crime. Cyber incidents could include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. Increasing sophistication of cyber-attacks makes it increasingly difficult to prevent a security breach. For example, we have received notice that certain of our customer data was involved in the global incident involving the MOVEit Transfer vulnerability. Our internal network systems were not impacted by the MOVEit Transfer vulnerability. However, several of our third party financial institution vendors who utilized MOVIEit Transfer in their service offerings to us have notified us that their systems may have been compromised. Based on the investigation to date, we have been notified that certain of our customers have had personal information exfiltrated through the cyber-attack. For additional information on the MOVEit Transfer vulnerability, see “- Item 5. Other Information.” Controls employed by our information technology department, our other employees, and our vendors could prove inadequate and in the case of the MOVEit Transfer vulnerability, did prove to be inadequate for several of our vendors. We, or any of our vendors or third-party providers, could also experience a breach due to circumstances such as intentional or negligent conduct on the part of employees or other internal and external sources, software bugs, or other technical malfunctions. Any of these threats may cause our customer accounts and financial systems to become vulnerable to takeover schemes or cyber-fraud. If personal, confidential, or proprietary information of customers, employees, or others were to be mishandled or misused by us or third parties with access to that information, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. A breach of our security that results in unauthorized access to our data could expose us to disruption or challenges relating to our daily operations as well as to data loss, litigation, fines, penalties, damages, inquiries, examinations, investigations, significant increases in compliance costs, and reputational damage, which could cause us to lose customers or potential customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our purchases of shares of common stock made during the quarter under our publicly announced stock repurchase program are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2023	—	$—	—	$4,654
May 1 - May 31, 2023	5,393	$47.76	5,393	$4,396
June 1 - June 30, 2023	6,501	$52.76	6,501	$4,053
Total	11,894	$50.49	11,894	$4,053
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
We have received notice that certain of our customer data was involved in the global incident involving Progress Software Corporation in its MOVEit Transfer managed file transfer software. Our internal network systems were not impacted by the MOVEit Transfer vulnerability. However, several of our third party financial institution vendors who utilized MOVEit Transfer in their service offerings to us have notified us that their systems may have been compromised. Based on the investigation to date, we have been notified that certain of our customers have had personal information exfiltrated through the cyberattack. The vendors have confirmed that they implemented the recommended security patches released by Progress Software Corporation for MOVEit Transfer. We have worked with these vendors to determine the impacted customers and the extent of information exposed, and we are in process of notifying affected customers appropriately. The incident did not have an impact on our ongoing operations. We do carry cyber insurance coverage; however, we expect the majority of the costs related to this incident to be covered by the related third parties. For additional information, see “- Item 1A. Risk Factors.”
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

10.1	First Amendment to the Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar dated October 1, 2004*+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: August 9, 2023	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)