Form 10-Q
period 2023-09-30
RED RIVER BANCSHARES INC
filed 2023-11-09
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, the registrant had 7,131,766 shares of common stock, no par value, issued and outstanding.

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
•deterioration of our asset quality;
•the adequacy of our reserves, including our allowance for credit losses;
•operational risks associated with our business;
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities, including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, or other international or domestic calamities, and other matters beyond our control;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$42,413	$37,824
Interest-bearing deposits in other banks	279,786	240,568
Total Cash and Cash Equivalents	322,199	278,392
Securities available-for-sale, at fair value	529,046	614,407
Securities held-to-maturity, at amortized cost	143,420	151,683
Equity securities, at fair value	2,833	9,979
Nonmarketable equity securities	2,190	3,478
Loans held for sale	2,348	518
Loans held for investment	1,948,606	1,916,267
Allowance for credit losses	(21,183)	(20,628)
Premises and equipment, net	56,466	54,383
Accrued interest receivable	8,778	8,830
Bank-owned life insurance	29,332	28,775
Intangible assets	1,546	1,546
Right-of-use assets	3,757	4,137
Other assets	36,815	30,919
Total Assets	$3,066,153	$3,082,686
LIABILITIES
Noninterest-bearing deposits	$972,155	$1,090,539
Interest-bearing deposits	1,787,738	1,708,397
Total Deposits	2,759,893	2,798,936
Accrued interest payable	6,800	1,563
Lease liabilities	3,892	4,258
Accrued expenses and other liabilities	13,617	12,176
Total Liabilities	2,784,202	2,816,933
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,150,685 and 7,183,915 shares, respectively	58,031	60,050
Additional paid-in capital	2,327	2,088
Retained earnings	299,079	274,781
Accumulated other comprehensive income (loss)	(77,486)	(71,166)
Total Stockholders’ Equity	281,951	265,753
Total Liabilities and Stockholders’ Equity	$3,066,153	$3,082,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,925	$19,740	$68,541	$54,543
Interest on securities	3,404	3,572	10,635	10,210
Interest on federal funds sold	—	317	886	458
Interest on deposits in other banks	2,950	1,238	6,359	2,160
Dividends on stock	45	19	106	22
Total Interest and Dividend Income	30,324	24,886	86,527	67,393
INTEREST EXPENSE
Interest on deposits	9,562	1,798	21,319	4,428
Interest on other borrowed funds	37	—	64	—
Total Interest Expense	9,599	1,798	21,383	4,428
Net Interest Income	20,725	23,088	65,144	62,965
Provision for credit losses	185	600	485	1,000
Net Interest Income After Provision for Credit Losses	20,540	22,488	64,659	61,965
NONINTEREST INCOME
Service charges on deposit accounts	1,489	1,488	4,317	4,205
Debit card income, net	830	934	2,687	2,926
Mortgage loan income	604	624	1,524	2,643
Brokerage income	1,029	870	2,759	2,536
Loan and deposit income	571	502	1,566	1,283
Bank-owned life insurance income	191	181	557	533
Gain (Loss) on equity securities	(113)	—	(145)	(447)
Gain (Loss) on sale and call of securities	—	16	—	(59)
SBIC income	920	231	2,479	401
Other income (loss)	60	21	184	107
Total Noninterest Income	5,581	4,867	15,928	14,128
OPERATING EXPENSES
Personnel expenses	9,461	8,853	28,008	25,879
Occupancy and equipment expenses	1,663	1,531	4,933	4,496
Technology expenses	675	653	2,066	2,118
Advertising	331	316	955	841
Other business development expenses	522	436	1,451	1,079
Data processing expense	651	604	1,689	1,484
Other taxes	664	650	2,042	1,933
Loan and deposit expenses	238	164	728	479
Legal and professional expenses	616	553	1,714	1,446
Regulatory assessment expenses	419	280	1,223	781
Other operating expenses	990	1,001	3,041	3,037
Total Operating Expenses	16,230	15,041	47,850	43,573
Income Before Income Tax Expense	9,891	12,314	32,737	32,520
Income tax expense	1,870	2,128	6,150	5,795
Net Income	$8,021	$10,186	$26,587	$26,725
EARNINGS PER SHARE
Basic	$1.12	$1.42	$3.70	$3.72
Diluted	$1.12	$1.42	$3.70	$3.71
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$8,021	$10,186	$26,587	$26,725
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(10,295)	(25,847)	(9,186)	(102,802)
Tax effect	2,162	5,428	1,930	21,589
(Gain) Loss on sale and call of securities included in net income	—	(16)	—	59
Tax effect	—	3	—	(13)
Change in unrealized net loss on securities transferred to held-to-maturity	430	623	1,185	1,513
Tax effect	(90)	(131)	(249)	(317)
Total other comprehensive income (loss)	(7,793)	(19,940)	(6,320)	(79,971)
Comprehensive Income (Loss)	$228	$(9,754)	$20,267	$(53,246)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	7,392	—	7,392
Stock incentive plan	—	—	63	—	—	63
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.07 per share	—	—	—	(502)	—	(502)
Other comprehensive income (loss)	—	—	—	—	(40,046)	(40,046)
Balance as of March 31, 2022	7,176,365	$60,050	$1,877	$246,766	$(43,819)	$264,874
Net income	—	—	—	9,147	—	9,147
Stock incentive plan	—	—	63	—	—	63
Cash dividend - $0.07 per share	—	—	—	(503)	—	(503)
Other comprehensive income (loss)	—	—	—	—	(19,985)	(19,985)
Balance as of June 30, 2022	7,176,365	$60,050	$1,940	$255,410	$(63,804)	$253,596
Net income	—	—	—	10,186	—	10,186
Stock incentive plan	—	—	74	—	—	74
Issuance of restricted shares of common stock through stock incentive plan, net	7,550	—	—	—	—	—
Cash dividend - $0.07 per share	—	—	—	(503)	—	(503)
Other comprehensive income (loss)	—	—	—	—	(19,940)	(19,940)
Balance as of September 30, 2022	7,183,915	$60,050	$2,014	$265,093	$(83,744)	$243,413
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	9,598	—	9,598
Stock incentive plan	—	—	69	—	—	69
Forfeiture of restricted shares of common stock	(1,130)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	84	—	—	—	84
Repurchase of common stock under stock repurchase program	(6,795)	(346)	—	—	—	(346)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	2,625	2,625
Balance as of March 31, 2023	7,177,650	$59,788	$2,157	$283,236	$(68,541)	$276,640
Net income	—	—	—	8,968	—	8,968
Stock incentive plan	—	—	91	—	—	91
Issuance of restricted shares of common stock through stock incentive plan	9,300	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(11,894)	(601)	—	—	—	(601)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Other comprehensive income (loss)	—	—	—	—	(1,152)	(1,152)
Balance as of June 30, 2023	7,175,056	$59,187	$2,248	$291,630	$(69,693)	$283,372
Net income	—	—	—	8,021	—	8,021
Stock incentive plan	—	—	79	—	—	79
Forfeiture of restricted shares of common stock	(810)	—	—	—	—	—
Repurchase of common stock under stock repurchase program	(23,561)	(1,156)	—	—	—	(1,156)
Cash dividend - $0.08 per share	—	—	—	(572)	—	(572)
Other comprehensive income (loss)	—	—	—	—	(7,793)	(7,793)
Balance as of September 30, 2023	7,150,685	$58,031	$2,327	$299,079	$(77,486)	$281,951
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,587	$26,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,618	1,516
Amortization	410	406
Share-based compensation earned	239	200
Share-based board compensation earned	30	59
(Gain) Loss on other assets owned	(1)	60
Net (accretion) amortization on securities AFS	1,234	278
Net (accretion) amortization on securities HTM	(1,153)	—
(Gain) Loss on sale and call of securities	—	59
(Gain) Loss on equity securities	145	447
Provision for credit losses	485	1,000
Deferred income tax (benefit) expense	(79)	377
Net (increase) decrease in loans HFS	(1,830)	2,754
Net (increase) decrease in accrued interest receivable	52	(1,537)
Net (increase) decrease in BOLI	(557)	(533)
Net increase (decrease) in accrued interest payable	5,237	(116)
Net increase (decrease) in accrued income taxes payable	(656)	621
Other operating activities, net	258	3,027
Net cash provided by (used in) operating activities	32,019	35,343
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	—	31,762
Maturities, principal repayments, and calls	109,521	60,292
Purchases	(34,581)	(313,514)
Activity in securities HTM:
Maturities, principal repayments, and calls	9,416	13,074
Sale of equity securities	7,000	7,399
Sale of nonmarketable equity securities	2,178	—
Purchase of nonmarketable equity securities	(792)	(10)
Capital contribution in partnerships	(1,819)	(817)
Net (increase) decrease in loans HFI	(32,569)	(196,060)
Proceeds from sales of foreclosed assets	—	641
Proceeds from sales of premises and equipment	11	—
Purchases of premises and equipment	(3,711)	(6,321)
Net cash provided by (used in) investing activities	54,654	(403,554)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(39,043)	(113,854)
Proceeds from other borrowed funds	60,000	—
Repayments of other borrowed funds	(60,000)	—
Repurchase of common stock	(2,103)	(218)
Cash dividends	(1,720)	(1,508)
Net cash provided by (used in) financing activities	(42,866)	(115,580)
Net change in cash and cash equivalents	43,807	(483,791)
Cash and cash equivalents - beginning of period	278,392	784,864
Cash and cash equivalents - end of period	$322,199	$301,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$16,146	$4,545
Income taxes	$6,894	$4,766
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$22	$—
Transfers of investment securities from AFS to HTM, prior to market value adjustment	$—	$184,238
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

(in thousands)	December 31, 2022 ALL	Impact of ASC 326 Adoption	January 1, 2023 ACL
Real estate:
Commercial real estate	$7,720	$876	$8,596
One-to-four family residential	5,682	1,231	6,913
Construction and development	1,654	(444)	1,210
Commercial and industrial	4,350	(822)	3,528
SBA PPP, net of deferred income	—	—	—
Tax-exempt	751	(427)	324
Consumer	471	(136)	335
Total	$20,628	$278	$20,906

Reserve for unfunded commitments	$—	$442	$442
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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. This reasonable and supportable forecast period is currently one year and incorporates Company and peer historical losses. After the forecast period, the Company reverts to an average historical loss rate over a two-year period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in economic conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss factors. The determination of the amount of allowance involves a high degree of judgement and subjectivity.
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

Owner occupied commercial real estate	This category consists of loans to established operating companies and secured by owner occupied offices and industrial real estate properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management.
Non-owner occupied commercial real estate	This category consists of loans to developers and other persons or entities and secured by non-owner occupied commercial real estate properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management.
Commercial and industrial	This category consists of secured and unsecured loans to purchase capital equipment, agriculture operating loans, and other business loans for working capital and operating purposes. Secured loans are primarily secured by accounts receivable, inventory, and other business assets. The performance of commercial and industrial loans may be adversely affected by, among other factors, conditions specific to the relevant industry, fluctuations in the value of the collateral, and individual performance factors related to the borrower such as the quality of the borrower’s management.
Consumer	This category consists of loans to individuals for household, family, and other personal use. Risks inherent in this portfolio pool include the borrower’s financial condition, local unemployment rates, local economic conditions, and the interest rate environment.
Tax-exempt	This category consists of loans to political subdivisions primarily of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of the Company’s other loans and are typically paid for by ad valorem taxes or specific revenue sources.
Other loans	This category consists of loans not included in any other category. Risks inherent in this portfolio pool include local unemployment rates, local economic conditions, and the interest rate environment.

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
ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718). The guidance in this update amends various SEC paragraphs relating to financial disclosures. This update is an alignment of SEC and GAAP reporting. This update was issued in the third quarter of 2023 and was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
As of September 30, 2023, there were no recent accounting pronouncements that were applicable and not adopted.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $675.3 million as of September 30, 2023.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2023, the estimated fair value of securities AFS was $529.0 million. The net unrealized loss on securities AFS increased $9.2 million for the nine months ended September 30, 2023, resulting in a net unrealized loss of $83.3 million as of September 30, 2023.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2023, the amortized cost of securities HTM was $143.4 million.
Investment activity for the nine months ended September 30, 2023, included $118.9 million in maturities, principal repayments, and calls, partially offset by $34.6 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$249,746	$—	$(36,893)	$212,853
Municipal bonds	213,112	—	(41,169)	171,943
U.S. Treasury securities	122,109	—	(3,247)	118,862
U.S. agency securities	27,397	6	(2,015)	25,388
Total Securities AFS	$612,364	$6	$(83,324)	$529,046

Securities HTM:
Mortgage-backed securities	$142,501	$—	$(26,070)	$116,431
U.S. agency securities	919	—	(143)	776
Total Securities HTM	$143,420	$—	$(26,213)	$117,207

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

The amortized cost and estimated fair value of securities AFS and securities HTM as of September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2023
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$98,990	$97,219
After one year but within five years	62,186	58,778
After five years but within ten years	84,066	75,198
After ten years	367,122	297,851
Total Securities AFS	$612,364	$529,046

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	919	776
After ten years	142,501	116,431
Total Securities HTM	$143,420	$117,207
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities AFS, no ACL was recorded on January 1, 2023, and there was no ACL for securities AFS as of September 30, 2023. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, no ACL was recorded on January 1, 2023, and there was no ACL for securities HTM as of September 30, 2023.
Accrued interest receivable totaled $2.6 million and $3.0 million as of September 30, 2023 and December 31, 2022, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	September 30, 2023
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(94)	$4,220	$(36,799)	$208,564
Municipal bonds	(418)	7,347	(40,751)	164,596
U.S. Treasury securities	—	—	(3,247)	118,862
U.S. agency securities	(5)	6,962	(2,010)	16,398
Total Securities AFS	$(517)	$18,529	$(82,807)	$508,420

Securities HTM:
Mortgage-backed securities	$—	$—	$(26,070)	$116,431
U.S. agency securities	—	—	(143)	776
Total Securities HTM	$—	$—	$(26,213)	$117,207

	December 31, 2022
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(10,214)	$105,030	$(21,058)	$135,607
Municipal bonds	(11,340)	84,691	(23,879)	98,607
U.S. Treasury securities	(3,852)	131,107	(2,050)	39,371
U.S. agency securities	(608)	10,289	(1,137)	8,564
Total Securities AFS	$(26,014)	$331,117	$(48,124)	$282,149

Securities HTM:
Mortgage-backed securities	$(19,142)	$131,629	$—	$—
U.S. agency securities	(134)	778	—	—
Total Securities HTM	$(19,276)	$132,407	$—	$—
As of September 30, 2023, the Company held 554 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of September 30, 2023, was 14.49% of the amortized cost basis of total debt securities.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the three and nine months ended September 30, 2023 and 2022, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Proceeds (1)	$—	$731	$—	$41,234
Gross gain	$—	$16	$—	$64
Gross loss	$—	$—	$—	$(123)
(1)The proceeds include the gross gain and loss.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. During the nine months ended September 30, 2023, the Company sold $7.0 million of the mutual fund. As of September 30, 2023, equity securities had a fair value of $2.8 million with a recognized loss of $145,000 for the nine months ended September 30, 2023.
Pledged Securities
Securities with carrying values of approximately $232.7 million and $191.2 million were used as collateral as of September 30, 2023 and December 31, 2022, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	September 30, 2023	December 31, 2022
Real estate:
Commercial real estate	$829,836	$794,723
One-to-four family residential	579,023	543,511
Construction and development	119,647	157,364
Commercial and industrial	315,388	310,053
SBA PPP, net of deferred income	10	14
Tax-exempt	74,703	83,166
Consumer	29,999	27,436
Total loans HFI	$1,948,606	$1,916,267
Total loans HFS	$2,348	$518
Accrued interest receivable on loans HFI totaled $6.0 million and $5.8 million as of September 30, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the provisions of ASC 326 using the modified retrospective method. For reporting periods beginning on and after January 1, 2023, the Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the nine months ended September 30, 2023:

(in thousands)	Beginning Balance December 31, 2022	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance September 30, 2023
Real Estate:
Commercial real estate	$7,720	$876	$53	$—	$—	$8,649
One-to-four family residential	5,682	1,231	554	—	8	7,475
Construction and development	1,654	(444)	32	(9)	—	1,233
Commercial and industrial	4,350	(822)	(562)	(51)	25	2,940
SBA PPP, net of deferred income	—	—	—	—	—	—
Tax-exempt	751	(427)	255	—	—	579
Consumer	471	(136)	153	(288)	107	307
Total allowance for credit losses	$20,628	$278	$485	$(348)	$140	$21,183

Allowance for Loan Losses
For reporting periods prior to January 1, 2023, the Company maintained an ALL on loans that represented management’s estimate of probable losses incurred in the portfolio category.
The following table summarizes the activity in the allowance for loan losses by category for the twelve months ended December 31, 2022:

(in thousands)	Beginning Balance December 31, 2021	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance December 31, 2022
Real estate:
Commercial real estate	$6,749	$970	$—	$1	$7,720
One-to-four family residential	5,375	296	—	11	5,682
Construction and development	1,326	328	(18)	18	1,654
Commercial and industrial	4,440	(137)	(39)	86	4,350
SBA PPP, net of deferred income	25	(25)	—	—	—
Tax-exempt	749	2	—	—	751
Consumer	512	316	(490)	133	471
Total allowance for loan losses	$19,176	$1,750	$(547)	$249	$20,628
Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$715	$715
One-to-four family residential	—	297	297
Construction and development	—	—	—
Commercial and industrial	711	8	719
SBA PPP, net of deferred income	—	—	—
Tax-exempt	—	—	—
Consumer	—	93	93
Total loans HFI	$711	$1,113	$1,824
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the nine months ended September 30, 2023 and 2022.

The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of September 30, 2023:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$8	$—	$747	$829,081	$829,836	$69
One-to-four family residential	595	47	322	578,059	579,023	149
Construction and development	382	—	—	119,265	119,647	—
Commercial and industrial	121	279	714	314,274	315,388	—
SBA PPP, net of deferred income	—	—	—	10	10	—
Tax-exempt	—	—	—	74,703	74,703	—
Consumer	60	12	4	29,923	29,999	4
Total loans HFI	$1,166	$338	$1,787	$1,945,315	$1,948,606	$222
The following table presents the current, past due, and nonaccrual loans by loan category as of December 31, 2022:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$793,540	$463	$—	$720	$794,723
One-to-four family residential	542,666	602	—	243	543,511
Construction and development	157,355	—	—	9	157,364
Commercial and industrial	308,597	165	—	1,291	310,053
SBA PPP, net of deferred income	14	—	—	—	14
Tax-exempt	83,166	—	—	—	83,166
Consumer	27,291	42	2	101	27,436
Total loans HFI	$1,912,629	$1,272	$2	$2,364	$1,916,267
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
Loan Modifications
The Company adopted ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, using the prospective method. This ASU eliminates the TDR recognition and measurement guidance and requires all loan modifications to be evaluated based on whether the modification represents a new loan or a continuation of an existing loan. Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. As of September 30, 2023, no loan modifications were made to borrowers experiencing financial difficulty that resulted in an other-than-insignificant delay in payment.

Troubled Debt Restructurings
For reporting periods prior to January 1, 2023, when ASC 326 was adopted, the restructuring of a loan was considered a TDR if the borrower was experiencing financial difficulties and the Bank had granted a concession.

A summary of loans modified as TDRs that occurred during the period indicated is as follows:

	For the Nine Months Ended
	September 30, 2022
		Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$50	$50
One-to-four family residential	4	673	677
Construction and development	—	—	—
Commercial and industrial	—	—	—
SBA PPP, net of deferred income	—	—	—
Tax-exempt	—	—	—
Consumer	1	104	104
Total	6	$827	$831
The loans modified as TDRs during the nine months ended September 30, 2022 increased the allowance for loan losses by $103,000. Additionally, there were no defaults on loans during the nine months ended September 30, 2022, that had been modified as a TDR during the prior twelve months.
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

As of September 30, 2023, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of September 30, 2023:

	Year of Origination
(in thousands)	2023	2022	2021	2020	2019	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$79,103	$262,810	$240,290	$78,810	$67,074	$70,776	$19,873	$818,736
Special mention	73	—	3,217	—	1,059	4,239	—	8,588
Substandard	184	794	673	146	—	715	—	2,512
Total	$79,360	$263,604	$244,180	$78,956	$68,133	$75,730	$19,873	$829,836

One-to-four family residential
Pass	$88,609	$135,725	$133,372	$91,995	$32,291	$79,060	$16,062	$577,114
Special mention	—	—	—	—	—	262	—	262
Substandard	—	104	—	38	389	1,041	75	1,647
Total	$88,609	$135,829	$133,372	$92,033	$32,680	$80,363	$16,137	$579,023

Construction and development
Pass	$31,448	$68,315	$13,986	$1,925	$2,214	$1,040	$719	$119,647
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$31,448	$68,315	$13,986	$1,925	$2,214	$1,040	$719	$119,647

Commercial and industrial
Pass	$59,422	$57,329	$55,800	$16,984	$8,716	$1,345	$103,607	$303,203
Special mention	27	959	4,798	—	423	1,782	3,251	11,240
Substandard	4	—	22	6	59	53	801	945
Total	$59,453	$58,288	$60,620	$16,990	$9,198	$3,180	$107,659	$315,388

SBA PPP, net of deferred income
Pass	$—	$—	$—	$10	$—	$—	$—	$10
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$10	$—	$—	$—	$10

Tax-exempt
Pass	$954	$15,679	$8,173	$14,219	$4,530	$31,148	$—	$74,703
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$954	$15,679	$8,173	$14,219	$4,530	$31,148	$—	$74,703

Consumer
Pass	$15,813	$8,505	$2,680	$1,095	$466	$184	$1,127	$29,870
Special mention	—	—	—	—	—	—	—	—
Substandard	—	26	—	—	—	94	9	129
Total	$15,813	$8,531	$2,680	$1,095	$466	$278	$1,136	$29,999

Total loans HFI	$275,637	$550,246	$463,011	$205,228	$117,221	$191,739	$145,524	$1,948,606

Current period gross charge-offs	$7	$15	$—	$—	$9	$2	$315	$348

The following table summarizes loans by risk rating as of December 31, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$786,394	$5,759	$2,570	$—	$—	$794,723
One-to-four family residential	542,112	62	1,337	—	—	543,511
Construction and development	157,355	—	9	—	—	157,364
Commercial and industrial	297,152	11,428	1,473	—	—	310,053
SBA PPP, net of deferred income	14	—	—	—	—	14
Tax-exempt	83,166	—	—	—	—	83,166
Consumer	27,298	—	138	—	—	27,436
Total loans HFI	$1,893,491	$17,249	$5,527	$—	$—	$1,916,267
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2023 and December 31, 2022, unfunded loan commitments totaled approximately $382.3 million and $377.6 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2023 and December 31, 2022, commitments under standby letters of credit totaled approximately $15.2 million and $14.6 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments based on estimates of expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of September 30, 2023, the reserve on unfunded commitments was $442,000.
4.    Deposits
Deposits were $2.76 billion and $2.80 billion as of September 30, 2023 and December 31, 2022, respectively. The $39.0 million decrease was primarily a result of the changing interest rate environment impacting customer deposit movement and activity, combined with normal tax payments. Also in 2023, there was a deposit mix shift between deposit categories as customers moved funds from lower yielding categories to higher yielding categories. Deposits are summarized below:

(in thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing demand deposits	$972,155	$1,090,539
Interest-bearing deposits:
Interest-bearing demand deposits	145,764	89,144
NOW accounts	382,047	503,308
Money market accounts	531,740	578,161
Savings accounts	178,933	195,479
Time deposits less than or equal to $250,000	380,564	250,875
Time deposits greater than $250,000	168,690	91,430
Total interest-bearing deposits	1,787,738	1,708,397
Total deposits	$2,759,893	$2,798,936

Collateral for Deposits
As of September 30, 2023 and December 31, 2022, securities and FHLB letters of credit with values of approximately $210.0 million and $268.6 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established various lines of credit with the FHLB and other correspondent banks to provide additional sources of operating funds. The Company’s FHLB line of credit is collateralized by eligible Red River Bank loans. As of June 30, 2023, the Company had $60.0 million in short-term advances at an interest rate of 5.49% from the FHLB under its existing line of credit. The $60.0 million advance matured and was repaid in July 2023. As of September 30, 2023, the Company had no outstanding borrowings.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Loans HFS	$2,348	$—	$2,348	$—
Securities AFS:
Mortgage-backed securities	$212,853	$—	$212,853	$—
Municipal bonds	$171,943	$—	$171,943	$—
U.S. Treasury securities	$118,862	$—	$118,862	$—
U.S. agency securities	$25,388	$—	$25,388	$—
Equity securities	$2,833	$2,833	$—	$—

December 31, 2022
Loans HFS	$518	$—	$518	$—
Securities AFS:
Mortgage-backed securities	$240,981	$—	$240,981	$—
Municipal bonds	$184,092	$—	$184,092	$—
U.S. Treasury securities	$170,478	$—	$170,478	$—
U.S. agency securities	$18,856	$—	$18,856	$—
Equity securities	$9,979	$9,979	$—	$—
There were no transfers between Level 1, 2, or 3 during the nine months ended September 30, 2023 or the year ended December 31, 2022.
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
The table below presents certain impaired loans that were remeasured and reported at fair value through the allowance for loan losses or credit losses based upon the fair value of the underlying collateral during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Carrying value of impaired loans before allowance	$454	$3,141
Specific allowance	(69)	(299)
Fair value of impaired loans	$385	$2,842
The Company had no financial liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2023 and September 30, 2022.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$22	$—
Charge-offs	—	—
Fair value of foreclosed assets	$22	$—
There were no foreclosed assets that were remeasured subsequent to initial recognition for the nine months ended September 30, 2023 and September 30, 2022.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2023 and September 30, 2022.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
September 30, 2023
Impaired loans	$2,465	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	14.90%
Foreclosed assets	$22	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2022
Impaired loans	$7,254	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.16%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of September 30, 2023 and December 31, 2022, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Cash and due from banks	$42,413	$42,413	$42,413	$—	$—
Interest-bearing deposits in other banks	$279,786	$279,786	$279,786	$—	$—
Securities AFS	$529,046	$529,046	$—	$529,046	$—
Securities HTM	$143,420	$117,207	$—	$117,207	$—
Equity securities	$2,833	$2,833	$2,833	$—	$—
Nonmarketable equity securities	$2,190	$2,190	$—	$2,190	$—
Loans HFS	$2,348	$2,348	$—	$2,348	$—
Loans HFI, net of allowance	$1,927,423	$1,775,442	$—	$—	$1,775,442
Accrued interest receivable	$8,778	$8,778	$—	$—	$8,778
Financial liabilities:
Deposits	$2,759,893	$2,750,992	$—	$2,750,992	$—
Accrued interest payable	$6,800	$6,800	$—	$6,800	$—

December 31, 2022
Financial assets:
Cash and due from banks	$37,824	$37,824	$37,824	$—	$—
Interest-bearing deposits in other banks	$240,568	$240,568	$240,568	$—	$—
Securities AFS	$614,407	$614,407	$—	$614,407	$—
Securities HTM	$151,683	$132,407	$—	$132,407	$—
Equity securities	$9,979	$9,979	$9,979	$—	$—
Nonmarketable equity securities	$3,478	$3,478	$—	$3,478	$—
Loans HFS	$518	$518	$—	$518	$—
Loans HFI, net of allowance	$1,895,639	$1,807,772	$—	$—	$1,807,772
Accrued interest receivable	$8,830	$8,830	$—	$—	$8,830
Financial liabilities:
Deposits	$2,798,936	$2,787,198	$—	$2,787,198	$—
Accrued interest payable	$1,563	$1,563	$—	$1,563	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of September 30, 2023, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. The Company believes that, as of September 30, 2023, it is well capitalized under the regulatory framework for prompt corrective action.

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
Capital amounts and ratios for the Company as of September 30, 2023 and December 31, 2022, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum(1)		Well Capitalized(2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Risk-Based Capital	$379,516	18.35%	$217,143	10.50%	N/A	N/A
Tier I Risk-Based Capital	$357,891	17.31%	$175,782	8.50%	N/A	N/A
Common Equity Tier I Capital	$357,891	17.31%	$144,762	7.00%	N/A	N/A
Tier I Leverage Capital	$357,891	11.56%	$123,798	4.00%	N/A	N/A

December 31, 2022
Total Risk-Based Capital	$356,001	17.39%	N/A	N/A	N/A	N/A
Tier I Risk-Based Capital	$335,373	16.38%	N/A	N/A	N/A	N/A
Common Equity Tier I Capital	$335,373	16.38%	N/A	N/A	N/A	N/A
Tier I Leverage Capital	$335,373	10.71%	N/A	N/A	N/A	N/A
(1)Due to the full phase-in of the CCB, these are the Basel III regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.
(2)This column refers to the prompt corrective action requirements applicable to banks. Bank holding companies are not subject to prompt corrective action requirements.

Capital amounts and ratios for the Bank as of September 30, 2023 and December 31, 2022, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum(1)		Well Capitalized(2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Risk-Based Capital	$370,912	17.94%	$217,091	10.50%	$206,753	10.00%
Tier I Risk-Based Capital	$349,287	16.89%	$175,740	8.50%	$165,402	8.00%
Common Equity Tier I Capital	$349,287	16.89%	$144,727	7.00%	$134,389	6.50%
Tier I Leverage Capital	$349,287	11.29%	$123,763	4.00%	$154,704	5.00%

December 31, 2022
Total Risk-Based Capital	$344,867	16.85%	$214,915	10.50%	$204,681	10.00%
Tier I Risk-Based Capital	$324,239	15.84%	$173,979	8.50%	$163,745	8.00%
Common Equity Tier I Capital	$324,239	15.84%	$143,277	7.00%	$133,043	6.50%
Tier I Leverage Capital	$324,239	10.35%	$125,252	4.00%	$156,565	5.00%
(1)Due to the full phase-in of the CCB, these are the Basel III regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.
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
As of September 30, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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

The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share amounts)	2023	2022	2023	2022
Numerator:
Net income - basic	$8,021	$10,186	$26,587	$26,725
Net income - diluted	$8,021	$10,186	$26,587	$26,725

Denominator:
Weighted average shares outstanding - basic	7,168,413	7,183,915	7,176,219	7,179,984
Plus: Effect of Director Compensation Program	170	394	651	1,183
Plus: Effect of restricted stock	11,501	12,791	11,501	12,791
Weighted average shares outstanding - diluted	7,180,084	7,197,100	7,188,371	7,193,958

Earnings per common share:
Basic	$1.12	$1.42	$3.70	$3.72
Diluted	$1.12	$1.42	$3.70	$3.71
10.    Equity
Stock Repurchase Program
On November 4, 2022, the Company’s board of directors approved the renewal of its 2022 stock repurchase program that expired on December 31, 2022. The renewed program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended September 30, 2023, the Company repurchased 23,561 shares of its common stock at an aggregate cost of $1.2 million. For the nine months ended September 30, 2023, the Company repurchased 42,250 shares of its common stock at an aggregate cost of $2.1 million. As of September 30, 2023, the Company had $2.9 million available for repurchasing its common stock under this program.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI, is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $14.8 million, of which $11.7 million, net of tax, was included in AOCI.
CECL Adjustment - Implementation of Current Expected Credit Losses Methodology related to ASU No. 2016-13
On January 1, 2023, the Company adopted the CECL methodology for estimating credit losses. In the first quarter of 2023, the implementation of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments, and a $569,000, net of tax, adjustment to retained earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2022 through September 30, 2023, and on our results of operations for the quarters ended September 30, 2023 and June 30, 2023, and for the nine months ended September 30, 2023 and September 30, 2022.
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
THIRD QUARTER 2023 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the third quarter of 2023, the Company had higher deposits and assets, increased liquidity and capital ratios, and reduced earnings.
•Net income for the third quarter of 2023 was $8.0 million, or $1.12 diluted EPS, a decrease of $947,000, or 10.6%, compared to $9.0 million, or $1.25 diluted EPS, for the second quarter of 2023. These decreases were mainly due to lower net interest income and lower SBIC income.
•For the third quarter of 2023, the return on assets was 1.05%, and the return on equity was 11.15%.
•As of September 30, 2023, assets were $3.07 billion, $39.0 million, or 1.3%, higher than June 30, 2023. Total assets were impacted by a $95.7 million increase in deposits, partially offset by the payoff of $60.0 million of FHLB advances.
•Deposits totaled $2.76 billion as of September 30, 2023, an increase of $95.7 million, or 3.6%, compared to $2.66 billion as of June 30, 2023. During the third quarter of 2023, commercial and public entity customers increased their deposit balances with normal activity, while some consumer customers moved funds from lower yielding categories to higher yielding categories.
•As of September 30, 2023, loans HFI were $1.95 billion, consistent with June 30, 2023. During the third quarter of 2023, new loan originations were offset by loan payments and paydowns.
•As of September 30, 2023, total securities were $675.3 million compared to $739.0 million as of June 30, 2023. Securities decreased $63.7 million mainly due to maturities and principal repayments, combined with a larger net unrealized loss on securities AFS.
•In the third quarter of 2023, the Bank repaid $60.0 million in short-term borrowings from the FHLB.
•In the third quarter of 2023, average liquid assets, which are cash and cash equivalents, increased $64.3 million to $246.2 million, compared to $182.0 million for the second quarter of 2023. The liquid assets to assets ratio was 10.51% as of September 30, 2023.

•Net interest income and net interest margin FTE decreased in the third quarter of 2023 compared to the prior quarter. Net interest income was $20.7 million for the third quarter of 2023 compared to $21.5 million for the prior quarter. Net interest margin FTE was 2.78% for the third quarter of 2023 compared to 2.96% for the prior quarter. These decreases were mainly due to higher deposit costs exceeding improved yields on earning assets.
•The CECL methodology became effective for the Bank on January 1, 2023. Provision expense was $185,000 for the third quarter of 2023 compared to $300,000 for the second quarter of 2023.
•As of September 30, 2023, NPAs were $2.1 million, or 0.07% of assets, and the ACL was $21.2 million, or 1.09% of loans HFI.
•Capital ratios increased in the third quarter of 2023. The September 30, 2023 leverage ratio was 11.56% and the equity to assets ratio was 9.20%.
•We paid a quarterly cash dividend of $0.08 per common share in the third quarter of 2023.
•The 2023 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. In the third quarter of 2023, we repurchased 23,561 shares of our common stock at an aggregate cost of $1.2 million, and we have $2.9 million remaining that can be repurchased.
•On September 26, 2023, Red River Bank held a groundbreaking ceremony for its third banking location in the New Orleans, Louisiana market. Construction of this new banking center is in process, and it is projected to open for business in the third quarter of 2024.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2022 to September 30, 2023
(in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,066,153	$3,082,686	(16,533)	(0.5)%
Interest-bearing deposits in other banks	$279,786	$240,568	39,218	16.3%
Securities available-for-sale, at fair value	$529,046	$614,407	(85,361)	(13.9)%
Securities held-to-maturity, at amortized cost	$143,420	$151,683	(8,263)	(5.4)%
Loans held for investment	$1,948,606	$1,916,267	32,339	1.7%
Total deposits	$2,759,893	$2,798,936	(39,043)	(1.4)%
Total stockholders’ equity	$281,951	$265,753	16,198	6.1%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income	$8,021	$8,968	$10,186	$26,587	$26,725

Per Common Share Data:
Earnings per share, basic	$1.12	$1.25	$1.42	$3.70	$3.72
Earnings per share, diluted	$1.12	$1.25	$1.42	$3.70	$3.71
Book value per share	$39.43	$39.49	$33.88	$39.43	$33.88
Tangible book value per share(1,2)	$39.21	$39.28	$33.67	$39.21	$33.67
Realized book value per share(1,3)	$50.27	$49.21	$45.54	$50.27	$45.54
Cash dividends per share	$0.08	$0.08	$0.07	$0.24	$0.21
Shares outstanding	7,150,685	7,175,056	7,183,915	7,150,685	7,183,915
Weighted average shares outstanding, basic	7,168,413	7,177,621	7,183,915	7,176,219	7,179,984
Weighted average shares outstanding, diluted	7,180,084	7,194,634	7,197,100	7,188,371	7,193,958

Summary Performance Ratios:
Return on average assets	1.05%	1.20%	1.30%	1.18%	1.13%
Return on average equity	11.15%	12.78%	15.48%	12.71%	13.25%
Net interest margin	2.74%	2.91%	3.00%	2.91%	2.70%
Net interest margin FTE(4)	2.78%	2.96%	3.06%	2.94%	2.76%
Efficiency ratio(5)	61.70%	58.63%	53.80%	59.02%	56.52%
Loans HFI to deposits ratio	70.60%	73.10%	67.22%	70.60%	67.22%
Noninterest-bearing deposits to deposits ratio	35.22%	37.14%	41.92%	35.22%	41.92%
Noninterest income to average assets	0.73%	0.81%	0.62%	0.71%	0.60%
Operating expense to average assets	2.13%	2.16%	1.93%	2.12%	1.84%

Summary Credit Quality Ratios:
NPAs to assets	0.07%	0.07%	0.09%	0.07%	0.09%
Nonperforming loans to loans HFI	0.10%	0.10%	0.14%	0.10%	0.14%
Allowance for credit losses to loans HFI	1.09%	1.08%	1.06%	1.09%	1.06%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.01%	0.01%

Capital Ratios:
Stockholders’ equity to assets	9.20%	9.36%	7.96%	9.20%	7.96%
Tangible common equity to tangible assets(1,6)	9.15%	9.31%	7.91%	9.15%	7.91%
Total risk-based capital to risk-weighted assets	18.35%	18.13%	17.15%	18.35%	17.15%
Tier 1 risk-based capital to risk-weighted assets	17.31%	17.09%	16.16%	17.31%	16.16%
Common equity Tier 1 capital to risk-weighted assets	17.31%	17.09%	16.16%	17.31%	16.16%
Tier 1 risk-based capital to average assets	11.56%	11.48%	10.31%	11.56%	10.31%
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

RESULTS OF OPERATIONS
Net income for the third quarter of 2023 was $8.0 million, or $1.12 diluted EPS, a decrease of $947,000, or 10.6%, compared to $9.0 million, or $1.25 diluted EPS, for the second quarter of 2023. The decrease in net income was due to a $785,000 decrease in net interest income, a $426,000 decrease in noninterest income, and a $98,000 increase in operating expenses, partially offset by a $247,000 decrease in income tax expense and a $115,000 decrease in the provision for credit losses. The return on assets for the third quarter of 2023 was 1.05%, compared to 1.20% for the second quarter of 2023. The return on equity was 11.15% for the third quarter of 2023, compared to 12.78% for the second quarter of 2023. Our efficiency ratio for the third quarter of 2023 was 61.70%, compared to 58.63% for the second quarter of 2023.
Net income for the nine months ended September 30, 2023, was $26.6 million, or $3.70 diluted EPS, a decrease of $138,000, or 0.5%, compared to $26.7 million, or $3.71 diluted EPS, for the nine months ended September 30, 2022. The decrease in net income was due to a $4.3 million increase in operating expenses and a $355,000 increase in income tax expense, partially offset by a $2.2 million increase in net interest income, a $1.8 million increase in noninterest income, and a $515,000 decrease in the provision for credit losses. The return on assets for the nine months ended September 30, 2023, was 1.18%, compared to 1.13% for the nine months ended September 30, 2022. The return on equity was 12.71% for the nine months ended September 30, 2023, compared to 13.25% for the nine months ended September 30, 2022. Our efficiency ratio for the nine months ended September 30, 2023, was 59.02%, compared to 56.52% for the nine months ended September 30, 2022.
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
Between March 2020 and September 2023, the interest rate environment has changed significantly. In March 2020, the target federal funds range decreased 150 bps to a range of 0.00% to 0.25% and remained at that level until March 2022, when the FOMC began increasing the target federal funds range. The FOMC increased the federal funds rate by 425 bps in 2022, by 50 bps in the first quarter of 2023, by 25 bps in the second quarter of 2023, and an additional 25 bps in the third quarter of 2023. The average effective federal funds rate for the third quarter of 2023 was 5.26% compared to 4.99% for the second quarter of 2023. For the nine months ended September 30, 2023, the average effective federal funds rate was 4.92% compared to 1.03% for the nine months ended September 30, 2022. The net interest income and net interest margin FTE for the three months ended September 30, 2023, and the nine months ended September 30, 2023, were both impacted by the federal funds rate increases by the FOMC over the last year.
Third Quarter of 2023 vs. Second Quarter of 2023
Net interest income for the third quarter of 2023 was $20.7 million, which was $785,000, or 3.6%, lower than the second quarter of 2023, due to a $2.6 million increase in interest expense, partially offset by a $1.9 million increase in interest and dividend income. The increase in interest expense was due to higher deposit rates and larger balances in higher cost deposit accounts. The cost of deposits increased 37 bps to 1.40% for the third quarter of 2023 from 1.03% for the prior quarter. The increase in interest and dividend income was primarily due to higher interest income on loans and short-term liquid assets. Loan income increased $1.1 million due to higher rates on new, renewed, and floating rate loans, combined with higher balances in loans HFI. The average rate on new and renewed loans was 7.39% for the third quarter of 2023, compared to 7.09% for the prior quarter. Interest income on short-term liquid assets increased $1.0 million due to an increase in these balances during the third quarter, combined with the higher interest rate environment. Short-term liquid asset balances increased, in part, due to securities cash flows that were redeployed into higher earning short-term liquid assets.
The net interest margin FTE decreased 18 bps to 2.78% for the third quarter of 2023, compared to 2.96% for the prior quarter. This decrease was driven primarily by higher deposit rates as a result of the deposit rate pressures. We continued to experience a change in the deposit mix due to customers moving deposits from lower yielding categories to higher yielding categories. The rate on time deposits increased 70 bps, and the rate on interest-bearing transaction deposits increased 36 bps. The deposit mix shift, combined with the higher rates on these accounts, increased the total cost of deposits by 37 bps. The higher cost of deposits was partially offset by a 32 bp increase in the yield on short-term liquid assets and a 13 bp increase in the yield on loans, which were driven by the higher interest rate environment.
The FOMC left the federal funds rate consistent at its September and November 2023 meetings. The current expectation is that the FOMC will keep the rate consistent through December 2023. During the fourth quarter of 2023, we anticipate receiving approximately $45.0 million in cash flows from our securities portfolio that we expect to redeploy into higher yielding assets, which should benefit both net interest income and net interest margin FTE. As of September 30, 2023, floating rate loans were 11.6% of loans HFI, and floating rate transaction deposits were 6.1% of interest-bearing transaction deposits. Depending on balance sheet activity, movement in interest rates, deposit rate pressure, and deposit mix shift, we expect the net interest margin FTE to remain fairly consistent for the fourth quarter of 2023.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2023 and June 30, 2023:

	For the Three Months Ended
	September 30, 2023			June 30, 2023
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,947,794	$23,925	4.81%	$1,933,225	$22,851	4.68%
Securities - taxable	584,319	2,374	1.62%	630,103	2,628	1.67%
Securities - tax-exempt	201,569	1,030	2.04%	204,208	1,037	2.03%
Federal funds sold	—	—	—%	19,780	251	5.02%
Interest-bearing deposits in other banks	215,920	2,950	5.38%	131,361	1,671	5.04%
Nonmarketable equity securities	4,213	45	4.23%	3,533	33	3.72%
Total interest-earning assets	2,953,815	$30,324	4.03%	$2,922,210	$28,471	3.86%
Allowance for credit losses	(21,050)			(20,824)
Noninterest-earning assets	87,545			89,021
Total assets	$3,020,310			$2,990,407
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,212,226	$5,083	1.66%	$1,240,078	$4,013	1.30%
Time deposits	523,274	4,479	3.40%	433,112	2,920	2.70%
Total interest-bearing deposits	1,735,500	9,562	2.19%	1,673,190	6,933	1.66%
Other borrowings	2,609	37	5.49%	1,978	28	5.50%
Total interest-bearing liabilities	1,738,109	$9,599	2.19%	1,675,168	$6,961	1.67%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	973,723			1,014,205
Accrued interest and other liabilities	22,992			19,612
Total noninterest-bearing liabilities	996,715			1,033,817
Stockholders’ equity	285,486			281,422
Total liabilities and stockholders’ equity	$3,020,310			$2,990,407
Net interest income		$20,725			$21,510
Net interest spread			1.84%			2.19%
Net interest margin			2.74%			2.91%
Net interest margin FTE(3)			2.78%			2.96%
Cost of deposits			1.40%			1.03%
Cost of funds			1.29%			0.96%
(1)Includes average outstanding balances of loans HFS of $2.8 million and $3.5 million for the three months ended September 30, 2023 and June 30, 2023, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Net interest income for the nine months ended September 30, 2023 was $65.1 million, which was $2.2 million, or 3.5%, higher than $63.0 million for the nine months ended September 30, 2022. Net interest income increased due to a $19.1 million increase in interest and dividend income, partially offset by a $17.0 million increase in interest expense.
The increase in interest and dividend income for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, was primarily due to higher interest income on loans and short-term liquid assets. Loan income increased $14.0 million due to higher rates on new, renewed, and floating rate loans and a $146.4 million increase in the average balance of loans, when compared to the same period prior year. Income on short-term liquid assets increased $4.6 million due to the FOMC’s increases to the target federal funds range, partially offset by a $247.4 million decrease in the average balance of these short-term liquid assets. Interest expense increased during the nine months ended September 30, 2023, compared to the same period in 2022 due to increased deposit rates, combined with larger balances in higher cost deposit accounts in 2023.
Net interest margin FTE increased 18 bps to 2.94% for the nine months ended September 30, 2023, from 2.76% for the nine months ended September 30, 2022, primarily due to the higher interest rate environment and an improved asset mix. The yield on loans increased 65 bps due to higher rates on new, renewed, and floating rate loans due to the higher interest rate environment. Our deployment of lower-yielding short-term liquid assets into higher-yielding loans also benefited the net interest margin FTE. In addition, the yield on short-term liquid assets was 418 bps higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
The net interest margin FTE was negatively impacted by an increase in the cost of deposits. The cost of deposits increased 84 bps to 1.05% for the nine months ended September 30, 2023, from 0.21% for the nine months ended September 30, 2022, due to a 133 bp increase in the rate on interest-bearing deposits, combined with customers moving deposits from lower yielding categories to higher yielding categories in 2023. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits increased 176 and 110 bps, respectively. These rates increased as we responded to deposit rate pressure that began in the second half of 2022 and continued into 2023.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,933,226	$68,541	4.68%	$1,786,864	$54,543	4.03%
Securities - taxable	618,345	7,535	1.63%	635,594	7,029	1.48%
Securities - tax-exempt	203,748	3,100	2.03%	211,375	3,181	2.01%
Federal funds sold	24,861	886	4.70%	53,896	458	1.12%
Interest-bearing deposits in other banks	167,210	6,359	5.05%	385,556	2,160	0.74%
Nonmarketable equity securities	3,744	106	3.76%	3,451	22	0.86%
Total interest-earning assets	2,951,134	$86,527	3.88%	3,076,736	$67,393	2.90%
Allowance for credit losses	(20,920)			(19,390)
Noninterest-earning assets	88,527			108,124
Total assets	$3,018,741			$3,165,470
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,259,198	$12,126	1.29%	$1,383,628	$1,940	0.19%
Time deposits	441,442	9,193	2.78%	327,477	2,488	1.02%
Total interest-bearing deposits	1,700,640	21,319	1.68%	1,711,105	4,428	0.35%
Other borrowings	1,539	64	5.49%	—	—	—%
Total interest-bearing liabilities	1,702,179	$21,383	1.68%	1,711,105	$4,428	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,016,034			1,167,412
Accrued interest and other liabilities	20,951			17,244
Total noninterest-bearing liabilities	1,036,985			1,184,656
Stockholders’ equity	279,577			269,709
Total liabilities and stockholders’ equity	$3,018,741			$3,165,470
Net interest income		$65,144			$62,965
Net interest spread			2.20%			2.55%
Net interest margin			2.91%			2.70%
Net interest margin FTE(3)			2.94%			2.76%
Cost of deposits			1.05%			0.21%
Cost of funds			0.97%			0.19%
(1)Includes average outstanding balances of loans HFS of $2.5 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023 vs. June 30, 2023			September 30, 2023 vs. September 30, 2022
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$172	$902	$1,074	$4,471	$9,527	$13,998
Securities - taxable	(191)	(63)	(254)	(191)	697	506
Securities - tax-exempt	(13)	6	(7)	(115)	34	(81)
Federal funds sold	(251)	—	(251)	(247)	675	428
Interest-bearing deposits in other banks	1,063	216	1,279	(1,208)	5,407	4,199
Nonmarketable equity securities	6	6	12	2	82	84
Total interest-earning assets	$786	$1,067	$1,853	$2,712	$16,422	$19,134
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(90)	$1,160	$1,070	$(174)	$10,360	$10,186
Time deposits	608	951	1,559	866	5,839	6,705
Total interest-bearing deposits	518	2,111	2,629	692	16,199	16,891
Other borrowings	9	—	9	64	—	64
Total interest-bearing liabilities	$527	$2,111	$2,638	$756	$16,199	$16,955
Increase (decrease) in net interest income	$259	$(1,044)	$(785)	$1,956	$223	$2,179
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	Increase (Decrease)
Provision for credit losses	$185	$300	$(115)	(38.3%)
The provision for credit losses for the third quarter of 2023 was $185,000, which was $115,000 lower than the provision for credit losses of $300,000 for the prior quarter. The provision in the third quarter was due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and consistent loan balances. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The table below presents, for the periods indicated, the provision for credit losses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	Increase (Decrease)
Provision for credit losses	$485	$1,000	$(515)	(51.5)%
The provision for credit losses for the nine months ended September 30, 2023, was $485,000, a decrease of $515,000, or 51.5%, from $1.0 million for the nine months ended September 30, 2022. The primary drivers of the decrease were the current inflationary environment, changing monetary policy, current economic forecasts, and lower loan growth.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Third Quarter of 2023 vs. Second Quarter of 2023
Noninterest income decreased $426,000 to $5.6 million for the third quarter of 2023 compared to $6.0 million for the second quarter of 2023. The decrease in noninterest income was mainly due to lower income from an SBIC limited partnership of which Red River Bank is a member, partially offset by higher brokerage income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,489	$1,435	$54	3.8%
Debit card income, net	830	924	(94)	(10.2)%
Mortgage loan income	604	645	(41)	(6.4)%
Brokerage income	1,029	923	106	11.5%
Loan and deposit income	571	517	54	10.4%
Bank-owned life insurance income	191	188	3	1.6%
Gain (Loss) on equity securities	(113)	(64)	(49)	(76.6)%
SBIC income	920	1,380	(460)	(33.3)%
Other income (loss)	60	59	1	1.7%
Total noninterest income	$5,581	$6,007	$(426)	(7.1)%
SBIC income for the third quarter of 2023 decreased $460,000 to $920,000 from the prior quarter. In the second quarter, the SBIC sold an investment, which resulted in higher income. We expect this income to be lower in future quarters.
Brokerage income increased $106,000 to $1.0 million for the third quarter of 2023, compared to the prior quarter. This increase was largely due to investing activities of new clients. Assets under management were $978.3 million as of September 30, 2023, and $997.3 million as of June 30, 2023.
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Noninterest income increased $1.8 million to $15.9 million for the nine months ended September 30, 2023, compared to $14.1 million for the nine months ended September 30, 2022. The increase in noninterest income was due to higher SBIC income, a decreased loss on equity securities, increased loan and deposit income, and higher brokerage income. These increases were partially offset by lower mortgage loan income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$4,317	$4,205	$112	2.7%
Debit card income, net	2,687	2,926	(239)	(8.2)%
Mortgage loan income	1,524	2,643	(1,119)	(42.3)%
Brokerage income	2,759	2,536	223	8.8%
Loan and deposit income	1,566	1,283	283	22.1%
Bank-owned life insurance income	557	533	24	4.5%
Gain (Loss) on equity securities	(145)	(447)	302	67.6%
Gain (Loss) on sale and call of securities	—	(59)	59	100.0%
SBIC income	2,479	401	2,078	518.2%
Other income (loss)	184	107	77	72.0%
Total noninterest income	$15,928	$14,128	$1,800	12.7%
SBIC income increased $2.1 million to $2.5 million for the nine months ended September 30, 2023, primarily due to the sale of an investment by the SBIC in the second quarter of 2023.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. In 2023, we sold $7.0 million of the CRA mutual fund. The mutual fund had a loss of $145,000 for the nine months ended September 30, 2023, compared to a loss of $447,000 for the same period in 2022.
Loan and deposit income increased $283,000 to $1.6 million for the nine months ended September 30, 2023, compared to the same period prior year. This increase was primarily associated with fees related to customers moving funds from lower yielding deposit accounts to higher yielding deposit accounts.
Brokerage income increased $223,000 to $2.8 million for the nine months ended September 30, 2023, compared to the same period prior year. This increase was primarily due to investing activities of new clients. Assets under management were $978.3 million and $813.8 million as of September 30, 2023 and 2022, respectively.
Mortgage loan income decreased $1.1 million to $1.5 million for the nine months ended September 30, 2023, compared to the same period prior year due to higher mortgage interest rates and reduced purchase activity.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Third Quarter of 2023 vs. Second Quarter of 2023
Operating expenses increased $98,000 to $16.2 million for the third quarter of 2023, compared to $16.1 million for the second quarter of 2023. The increase in operating expenses was mainly due to higher occupancy and equipment expenses, partially offset by various other categories.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,461	$9,547	$(86)	(0.9)%
Non-staff expenses:
Occupancy and equipment expenses	1,663	1,554	109	7.0%
Technology expenses	675	642	33	5.1%
Advertising	331	343	(12)	(3.5)%
Other business development expenses	522	494	28	5.7%
Data processing expense	651	638	13	2.0%
Other taxes	664	693	(29)	(4.2)%
Loan and deposit expenses	238	284	(46)	(16.2)%
Legal and professional expenses	616	580	36	6.2%
Regulatory assessment expenses	419	397	22	5.5%
Other operating expenses	990	960	30	3.1%
Total operating expenses	$16,230	$16,132	$98	0.6%
Occupancy and equipment expenses increased $109,000 to $1.7 million for the third quarter of 2023, compared to the prior quarter. This increase was primarily due to having a full quarter of expenses for the new operations center building and the expansion of a banking center in the Southwest market, higher facility maintenance expenses, and $25,000 of nonrecurring expenses related to the renovation of the main office building in the third quarter of 2023.
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Operating expenses increased $4.3 million to $47.9 million for the nine months ended September 30, 2023, compared to $43.6 million for the nine months ended September 30, 2022. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, regulatory assessment expenses, other business development expenses, and legal and professional expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	Increase (Decrease)
Operating expenses:
Personnel expenses	$28,008	$25,879	$2,129	8.2%
Non-staff expenses:
Occupancy and equipment expenses	4,933	4,496	437	9.7%
Technology expenses	2,066	2,118	(52)	(2.5)%
Advertising	955	841	114	13.6%
Other business development expenses	1,451	1,079	372	34.5%
Data processing expense	1,689	1,484	205	13.8%
Other taxes	2,042	1,933	109	5.6%
Loan and deposit expenses	728	479	249	52.0%
Legal and professional expenses	1,714	1,446	268	18.5%
Regulatory assessment expenses	1,223	781	442	56.6%
Other operating expenses	3,041	3,037	4	0.1%
Total operating expenses	$47,850	$43,573	$4,277	9.8%
Personnel expenses increased $2.1 million to $28.0 million for the nine months ended September 30, 2023, compared to the same period prior year. This increase was primarily due to higher personnel health insurance expenses and annual merit increases effective April 2023. As of September 30, 2023 and 2022, we had 360 and 358 total employees, respectively.

Occupancy and equipment expenses increased $437,000 to $4.9 million for the nine months ended September 30, 2023, compared to the same period prior year. This increase was mainly due to opening our new operations center building in the first quarter of 2023 and the expansion of a banking center in the Southwest market in the second quarter of 2023.
Regulatory assessment expenses increased $442,000 to $1.2 million for the nine months ended September 30, 2023, compared to the same period prior year. This increase was primarily due to the FDIC raising the deposit insurance assessment rate by two bps, effective January 1, 2023, for all insured depository institutions.
Other business development expenses increased $372,000 to $1.5 million for the nine months ended September 30, 2023, compared to the same period prior year. This increase was mainly the result of an increase in community sponsorships and CRA related contributions, as well as expenses associated with an SBIC limited partnership.
Legal and professional expenses increased $268,000 to $1.7 million for the nine months ended September 30, 2023, compared to the same period prior year. This increase was primarily due to higher audit and compliance fees.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	Increase (Decrease)
Income tax expense	$1,870	$2,117	$(247)	(11.7)%
For the quarters ended September 30, 2023 and June 30, 2023, income tax expense totaled $1.9 million and $2.1 million, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income, partially offset by an increase in our accrued tax rate during the quarter ended September 30, 2023. Our effective income tax rates for each of the quarters ended September 30, 2023 and June 30, 2023, were 18.9% and 19.1%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	Increase (Decrease)
Income tax expense	$6,150	$5,795	$355	6.1%
For the nine months ended September 30, 2023 and 2022, income tax expense totaled $6.2 million and $5.8 million, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income combined with an increase in our accrued tax rate. Our effective income tax rates for the nine months ended September 30, 2023 and 2022, were 18.8% and 17.8%, respectively.
FINANCIAL CONDITION
As of September 30, 2023, assets were $3.07 billion, which was $16.5 million, or 0.5%, lower than $3.08 billion as of December 31, 2022, primarily due to a decrease in deposits. Total deposits decreased $39.0 million, or 1.4%, to $2.76 billion as of September 30, 2023, from $2.80 billion as of December 31, 2022. Within assets, during the first nine months of the year, cash and cash equivalents increased $43.8 million, or 15.7%, to $322.2 million and were 10.51% of assets as of September 30, 2023. Total securities decreased $100.8 million, or 13.0%, to $675.3 million and were 22.02% of assets as of September 30, 2023. Loans HFI increased $32.3 million, or 1.7%, during the first nine months of 2023 to $1.95 billion as of September 30, 2023. As of September 30, 2023, and December 31, 2022, we had no borrowings. Stockholders’ equity increased $16.2 million during the first nine months of 2023 to $282.0 million as of September 30, 2023. As of September 30, 2023, the loans HFI to deposits ratio was 70.60%, compared to 68.46% as of December 31, 2022, and the noninterest-bearing deposits to total deposits ratio was 35.22%, compared to 38.96% as of December 31, 2022.

Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of September 30, 2023. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of September 30, 2023, interest-bearing deposits in other banks were $279.8 million and were 9.1% of assets, an increase of $39.2 million, or 16.3%, compared to $240.6 million and 7.8% of assets as of December 31, 2022. This increase was due to cash flows from the securities portfolio being redeployed into interest-bearing deposits in other banks.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of September 30, 2023, our total securities portfolio was 22.0% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities were $672.5 million as of September 30, 2023, a decrease of $93.6 million, or 12.2%, from $766.1 million as of December 31, 2022.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2023, the estimated fair value of securities AFS was $529.0 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS increased $9.2 million for the nine months ended September 30, 2023, resulting in a net unrealized loss of $83.3 million as of September 30, 2023, compared to a net unrealized loss of $74.1 million as of December 31, 2022.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2023, the amortized cost of securities HTM was $143.4 million. Securities HTM had an unrealized loss of $26.2 million as of September 30, 2023, compared to an unrealized loss of $19.3 million as of December 31, 2022.
Investment activity for the nine months ended September 30, 2023, included $118.9 million in maturities, principal repayments, and calls, partially offset by $34.6 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities AFS portfolio tax-equivalent yield was 1.86% for the nine months ended September 30, 2023, compared to 1.74% for the nine months ended September 30, 2022. The increase in yield for the nine months ended September 30, 2023, was due to the higher yielding securities purchased in 2023 compared to the purchases in the same period for 2022, combined with the positive impact from our floating rate securities that have repriced over the last year.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of September 30, 2023, the average life of our securities portfolio was 7.4 years with an estimated effective duration of 5.2 years. As of December 31, 2022, the average life of our securities portfolio was 6.8 years with an estimated effective duration of 5.0 years.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2023, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$249,746	$—	$(36,893)	$212,853
Municipal bonds	213,112	—	(41,169)	171,943
U.S. Treasury securities	122,109	—	(3,247)	118,862
U.S. agency securities	27,397	6	(2,015)	25,388
Total Securities AFS	$612,364	$6	$(83,324)	$529,046

Securities HTM:
Mortgage-backed securities	$142,501	$—	$(26,070)	$116,431
U.S. agency securities	919	—	(143)	776
Total Securities HTM	$143,420	$—	$(26,213)	$117,207

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407
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

	Contractual Maturity as of September 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$72	1.37%	$6,718	3.53%	$51,329	1.54%	$154,734	1.59%	$212,853	1.63%
Municipal bonds	6,637	1.42%	15,221	1.89%	19,745	2.33%	130,340	2.08%	171,943	2.07%
U.S. Treasury securities	86,516	1.43%	32,346	1.45%	—	—%	—	—%	118,862	1.44%
U.S. agency securities	3,994	2.72%	4,493	2.30%	4,124	3.82%	12,777	3.42%	25,388	3.18%
Total Securities AFS	$97,219	1.48%	$58,778	1.87%	$75,198	1.86%	$297,851	1.89%	$529,046	1.82%
(1)Tax equivalent projected book yield as of September 30, 2023.

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

	Contractual Maturity as of September 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$142,501	2.56%	$142,501	2.56%
U.S. agency securities	—	—%	—	—%	919	2.61%	—	—%	919	2.61%
Total Securities HTM	$—	—%	$—	—%	$919	2.61%	$142,501	2.56%	$143,420	2.56%
(1)Tax equivalent projected book yield as of September 30, 2023.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. During the nine months ended September 30, 2023, we sold $7.0 million of the mutual fund. As of September 30, 2023, equity securities had a fair value of $2.8 million with a recognized loss of $145,000 for the nine months ended September 30, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of September 30, 2023, loans HFI were $1.95 billion, an increase of $32.3 million, or 1.7%, compared to $1.92 billion as of December 31, 2022. In the nine months ended September 30, 2023, new loan originations were partially offset by payments and paydowns.
Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$829,836	42.6%	$794,723	41.5%
One-to-four family residential	579,023	29.7%	543,511	28.4%
Construction and development	119,647	6.1%	157,364	8.2%
Commercial and industrial	315,388	16.2%	310,053	16.2%
SBA PPP, net of deferred income	10	—%	14	—%
Tax-exempt	74,703	3.9%	83,166	4.3%
Consumer	29,999	1.5%	27,436	1.4%
Total loans HFI	$1,948,606	100.0%	$1,916,267	100.0%
Total loans HFS	$2,348		$518
Average loan HFI size, excluding credit cards	$238		$236
Commercial real estate loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Investor-owned office properties were $60.7 million, or 3.1%, of loans HFI as of September 30, 2023 and $44.7 million, or 2.3% of loans HFI, as of December 31, 2022. The properties are primarily centered in low-rise suburban areas.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of September 30, 2023, health care loans were $145.5 million, or 7.5% of loans HFI, compared to $160.3 million, or 8.4% of loans HFI, as of December 31, 2022. The average health care loan size was $348,000 as of

September 30, 2023 and $338,000 as of December 31, 2022. Within the health care sector, loans to nursing and residential care facilities were 3.8% of loans HFI as of September 30, 2023, and 4.4% as of December 31, 2022. Loans to physician and dental practices were 3.6% of loans HFI as of September 30, 2023, and 3.9% as of December 31, 2022.
Energy loans were 1.7% of loans HFI as of September 30, 2023 and 1.9% of loans HFI as of December 31, 2022.
Geographic Markets
As of September 30, 2023, Red River Bank operates in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	September 30, 2023
(dollars in thousands)	Amount	Percent
Central	$604,851	31.0%
Capital	520,647	26.7%
Northwest	356,737	18.3%
Southwest	153,555	7.9%
Northshore	144,290	7.4%
New Orleans	100,281	5.2%
Acadiana	68,245	3.5%
Total loans HFI	$1,948,606	100.0%
LIBOR
On March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of September 30, 2023, there were no loans HFI tied to a LIBOR-based rate.
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
NPAs totaled $2.1 million as of September 30, 2023, a decrease of $298,000, or 12.6%, from $2.4 million as of December 31, 2022. This decrease was primarily due to payments to nonaccrual loans. The ratio of NPAs to assets was 0.07% as of September 30, 2023 and 0.08% as of December 31, 2022.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonperforming loans:
Nonaccrual loans	$1,824	$2,364
Accruing loans 90 days or more past due	222	2
Total nonperforming loans	2,046	2,366
Foreclosed assets:
Real estate	22	—
Total foreclosed assets	22	—
Total NPAs	$2,068	$2,366

Nonaccrual loans to loans HFI	0.09%	0.12%
Nonperforming loans to loans HFI	0.10%	0.12%
NPAs to assets	0.07%	0.08%

Nonaccrual loans are summarized below by category:

(in thousands)	September 30, 2023	December 31, 2022
Real estate:
Commercial real estate	$715	$720
One-to-four family residential	297	243
Construction and development	—	9
Commercial and industrial	719	1,291
SBA PPP, net of deferred income	—	—
Tax-exempt	—	—
Consumer	93	101
Total nonaccrual loans	$1,824	$2,364
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the allowance for credit losses.
The following table summarizes loans HFI by risk rating:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$1,923,283	98.7%	$1,893,491	98.8%
Special Mention	20,090	1.0%	17,249	0.9%
Substandard	5,233	0.3%	5,527	0.3%
Total loans HFI	$1,948,606	100.0%	$1,916,267	100.0%
There were no loans as of September 30, 2023 or December 31, 2022, classified as doubtful or loss.
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
As of September 30, 2023, the ACL was $21.2 million, or 1.09% of loans HFI. As of December 31, 2022, the ALL totaled $20.6 million, or 1.08% of loans HFI. The $555,000 increase in the ACL for the nine months ended September 30, 2023, was due to the $278,000 increase in the ACL from the adoption of ASC 326 and $485,000 from the provision for credit losses, partially offset by $208,000 of net-charge-offs.
The provision for credit losses for the nine months ended September 30, 2023, was $485,000, a decrease of $515,000, or 51.5%, from $1.0 million for the nine months ended September 30, 2022. The primary drivers of the decrease were the current inflationary environment, changing monetary policy, current economic forecasts, and a lower loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The following table displays activity in the ACL for September 30, 2023, and the ALL for September 30, 2022:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Loans HFI	$1,948,606	$1,879,669
Nonaccrual loans	$1,824	$2,703
Average loans	$1,933,226	$1,786,864

Allowance at beginning of period	$20,628	$19,176
Impact of adopting ASC 326	278	—
Provision expense	485	1,000
Charge-offs:
Real estate:
Construction and development	(9)	(18)
Commercial and industrial	(51)	(25)
Consumer	(288)	(384)
Total charge-offs	(348)	(427)
Recoveries:
Real estate:
One-to-four family residential	8	8
Construction and development	—	18
Commercial and industrial	25	81
Consumer	107	97
Total recoveries	140	204
Net (charge-offs)/recoveries	(208)	(223)
Allowance at end of period	$21,183	$19,953

Allowance for credit losses to loans HFI	1.09%	1.06%
Allowance for credit losses to nonaccrual loans	1,161.35%	738.18%
Net charge-offs to average loans	0.01%	0.01%
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
Total deposits decreased $39.0 million, or 1.4%, to $2.76 billion as of September 30, 2023, from $2.80 billion as of December 31, 2022. This decrease was primarily a result of the changing interest rate environment impacting customer deposit movement and activity. Also in 2023, there was a deposit mix shift between deposit categories as customers moved funds from lower yielding categories to higher yielding categories. Noninterest-bearing deposits decreased by $118.4 million, or 10.9%, to $972.2 million as of September 30, 2023. Noninterest-bearing deposits as a percentage of total deposits were 35.22% as of September 30, 2023, compared to 38.96% as of December 31, 2022. Interest-bearing deposits increased by $79.3 million, or 4.6%, to $1.79 billion as of September 30, 2023.
Red River Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of September 30, 2023, the average deposit account size was approximately $28,000, compared to $30,000 as of December 31, 2022.
In 2022, we implemented the IntraFi Network Insured Cash Sweep and related reciprocal balance programs for qualified commercial customers. The IntraFi Network Insured Cash Sweep program provides our customers a demand deposit sweep account that has a competitive interest rate as well as full FDIC insurance coverage. As of September 30, 2023, we had $134.1 million swept off our balance sheet. The related reciprocal program brings deposit balances back on to our balance sheet as interest-bearing demand deposit accounts. As of September 30, 2023, we had $145.8 million of interest-bearing demand deposit accounts.
The following table presents our deposits by account type as of the dates indicated:

	September 30, 2023		December 31, 2022		Change from December 31, 2022 to September 30, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$972,155	35.2%	$1,090,539	39.0%	$(118,384)	(10.9)%
Interest-bearing deposits:
Interest-bearing demand deposits	145,764	5.3%	89,144	3.2%	56,620	63.5%
NOW accounts	382,047	13.8%	503,308	18.0%	(121,261)	(24.1)%
Money market accounts	531,740	19.3%	578,161	20.6%	(46,421)	(8.0)%
Savings accounts	178,933	6.5%	195,479	7.0%	(16,546)	(8.5)%
Time deposits less than or equal to $250,000	380,564	13.8%	250,875	8.9%	129,689	51.7%
Time deposits greater than $250,000	168,690	6.1%	91,430	3.3%	77,260	84.5%
Total interest-bearing deposits	1,787,738	64.8%	1,708,397	61.0%	79,341	4.6%
Total deposits	$2,759,893	100.0%	$2,798,936	100.0%	$(39,043)	(1.4)%
The following table presents deposits by customer type as of the dates indicated:

	September 30, 2023		December 31, 2022		Change from December 31, 2022 to September 30, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,310,580	47.5%	$1,341,312	47.9%	$(30,732)	(2.3)%
Commercial	1,241,213	45.0%	1,231,949	44.0%	9,264	0.8%
Public	208,100	7.5%	225,675	8.1%	(17,575)	(7.8)%
Total deposits	$2,759,893	100.0%	$2,798,936	100.0%	$(39,043)	(1.4)%
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

Our average deposit balance was $2.71 billion for the three months ended September 30, 2023, an increase of $21.8 million, or 0.8%, from $2.69 billion for the three months ended June 30, 2023. The average cost of interest-bearing deposits and total deposits for the third quarter of 2023 was 2.19% and 1.40%, respectively, compared to 1.66% and 1.03% for the prior quarter, respectively. The increase in the average cost of interest-bearing deposits and total deposits in the third quarter of 2023 as compared to the prior quarter was due to increased deposit rates in response to deposit rate competition created by rising interest rates, combined with the deposit mix shift. Also, as of September 30, 2023, 6.1% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	September 30, 2023		June 30, 2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$973,723	0.00%	$1,014,205	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	109,925	4.23%	94,316	3.66%
NOW accounts	389,833	1.27%	422,074	0.88%
Money market accounts	532,862	1.93%	538,706	1.61%
Savings accounts	179,606	0.15%	184,982	0.15%
Time deposits	523,274	3.40%	433,112	2.70%
Total interest-bearing deposits	1,735,500	2.19%	1,673,190	1.66%
Total average deposits	$2,709,223	1.40%	$2,687,395	1.03%
As of September 30, 2023, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $839.1 million, or 30.4% of total deposits, compared to $975.1 million, or 34.8% of total deposits, as of December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of September 30, 2023, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $673.8 million, or 24.4% of total deposits, compared to $786.9 million, or 28.1% of total deposits, as of December 31, 2022. As of September 30, 2023, our cash and cash equivalents of $322.2 million combined with our available borrowing capacity of $1.49 billion equaled 216.3% of our estimated uninsured deposits and 269.4% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	September 30, 2023
Three months or less	$24,582
Over three months through six months	30,349
Over six months through 12 months	31,100
Over 12 months	5,659
Total	$91,690
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. Our FHLB line of credit is collateralized by eligible Red River Bank loans. As of June 30, 2023, we had $60.0 million in short-term advances at an interest rate of 5.49% from the FHLB under its existing line of credit. The $60.0 million advance matured and was repaid in July 2023. As of September 30, 2023, we had no outstanding borrowings.
Equity and Regulatory Capital Requirements
Total stockholders’ equity as of September 30, 2023, was $282.0 million compared to $265.8 million as of December 31, 2022. The $16.2 million, or 6.1%, increase in stockholders’ equity was attributable to $26.6 million of net income for the nine months ended September 30, 2023, and $323,000 of stock compensation, partially offset by $6.3 million of other comprehensive loss related to securities, $1.7 million in cash dividends, the repurchase of 42,250 shares of common stock for $2.1 million, and a $569,000, net of tax, adjustment to retained earnings related to the adoption of CECL.

On November 4, 2022, our board of directors approved the renewal of the 2022 stock repurchase program that expired on December 31, 2022. The renewed program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended September 30, 2023, the Company repurchased 23,561 shares of its common stock at an aggregate cost of $1.2 million. Repurchases may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or results of operations. For the nine months ended September 30, 2023, we repurchased 42,250 shares of our common stock at an aggregate cost of $2.1 million. As of September 30, 2023, we had $2.9 million available for repurchasing our common stock under this program.
On January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. In the first quarter of 2023, the implementation of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments, and a $569,000, net of tax, adjustment to retained earnings.
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. The net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI, is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $14.8 million, of which $11.7 million, net of tax, was included in AOCI.
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
As of September 30, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of September 30, 2023, we had sufficient liquid assets available and $1.49 billion from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2023, and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.

Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits decreased $135.4 million, or 4.7%, for the nine months ended September 30, 2023, compared to the average deposits for the twelve months ended December 31, 2022. The decrease in average total deposits was primarily a result of the changing interest rate environment impacting customer deposit movement and activity. Our average total loans increased $116.7 million, or 6.4%, for the nine months ended September 30, 2023, compared to average total loans for the twelve months ended December 31, 2022.
As of September 30, 2023, liquid assets were $322.2 million, compared to $278.4 million as of December 31, 2022. The increase of $43.8 million, or 15.7%, was due to lower securities balances as a result of maturities and receiving principal repayments during the first nine months of the year, partially offset by the outflow of deposits during the same period. The liquid assets to assets ratio was 10.51% as of September 30, 2023, compared to 9.03% as of December 31, 2022.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of September 30, 2023. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of September 30, 2023, we project receipt of approximately $45.0 million of principal repayments and maturities through December 31, 2023. As of September 30, 2023, approximately $439.7 million, or 65.1%, of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of September 30, 2023 and December 31, 2022, our net borrowing capacity from the FHLB was $910.7 million and $774.9 million, respectively.
In addition, effective the third quarter of 2023, the Bank pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window facility. As of September 30, 2023, our borrowing capacity through this facility was $41.5 million. As of December 31, 2022, we had no borrowing capacity through this facility as collateral had not been pledged.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of September 30, 2023 and December 31, 2022. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of September 30, 2023 and December 31, 2022, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023, we had $382.3 million in unfunded loan commitments and $15.2 million in commitments associated with outstanding standby letters of credit. As of December 31, 2022, we had $377.6 million in unfunded loan commitments and $14.6 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of September 30, 2023, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of September 30, 2023, there was a $2.6 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of September 30, 2023, there was a $492,000 outstanding commitment to this partnership.
Construction Commitment
The Company has committed to an agreement to construct a banking center, and there was approximately $2.0 million remaining on this commitment as of September 30, 2023.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.56% as of September 30, 2023.
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
Bank policy regarding interest rate risk simulations performed by our risk model currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 bp shift and 15.0% for a 200 bp shift. In accordance with Bank policy that was approved in September 2023, regarding economic value at risk simulations performed by our risk model for instantaneous parallel shifts of the yield curve, estimated fair value of equity for the subsequent one-year period should not decline by more than 10.0% for a 100 bp shift and 20.0% for a 200 bp shift.

The following table shows the impact of an instantaneous and parallel change in rates, at the levels indicated, and summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated.

	September 30, 2023		December 31, 2022
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	5.3%	(5.9)%	6.4%	(2.0)%
+200	3.5%	(3.9)%	4.1%	(1.2)%
+100	1.8%	(1.7)%	2.2%	0.0%
Base	0.0%	0.0%	0.0%	0.0%
-100	(2.4)%	1.0%	(2.6)%	(1.2)%
-200	(5.2)%	0.7%	(6.3)%	(5.4)%
The results above, as of September 30, 2023 and December 31, 2022, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. However, due to recent deposit rate pressure, our deposit interest rates have adjusted more quickly than the change in the federal funds rate. This assumption is generally not reflected in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of September 30, 2023, the reported percentage changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of September 30, 2023, floating rate loans were 11.6% of loans HFI, and floating rate transaction deposits were 6.1% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2023, total intangible assets were $1.5 million, which is less than 1.0% of total assets.

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

(dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022
Tangible common equity
Total stockholders’ equity	$281,951	$283,372	$243,413
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$280,405	$281,826	$241,867
Realized common equity
Total stockholders’ equity	$281,951	$283,372	$243,413
Adjustments:
Accumulated other comprehensive (income) loss	77,486	69,693	83,744
Total realized common equity (non-GAAP)	$359,437	$353,065	$327,157
Common shares outstanding	7,150,685	7,175,056	7,183,915
Book value per share	$39.43	$39.49	$33.88
Tangible book value per share (non-GAAP)	$39.21	$39.28	$33.67
Realized book value per share (non-GAAP)	$50.27	$49.21	$45.54

Tangible assets
Total assets	$3,066,153	$3,027,194	$3,059,678
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,064,607	$3,025,648	$3,058,132
Total stockholders’ equity to assets	9.20%	9.36%	7.96%
Tangible common equity to tangible assets (non-GAAP)	9.15%	9.31%	7.91%
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
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2023, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our other primary sources of liquidity consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity to investors. As a secondary source of liquidity, we have the ability to borrow overnight funds from other financial institutions with whom we have a correspondent relationship. We also have the ability to borrow from the FHLB, the Federal Reserve Bank’s Discount Window facility, and the Federal Reserve’s Bank Term Funding Program. Historically, we have not utilized brokered or internet deposits to meet liquidity needs.
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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2023	—	$—	—	$4,053
August 1 - August 31, 2023	17,265	$49.51	17,265	$3,198
September 1 - September 30, 2023	6,296	$47.71	6,296	$2,897
Total	23,561	$49.03	23,561	$2,897
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 3, 2023, Bryon C. Salazar, Executive Vice President - Chief Banking Officer of the Bank and Tammi R. Salazar, Executive Vice President – Chief Operating Officer of the Bank, terminated each of their existing trading plans, which were adopted on December 2, 2022 (the “Prior Plans”). The Prior Plans were adopted to sell a limited amount of the Company’s common stock for tax, estate, and family planning purposes and to provide asset diversification. The Prior Plans provided for the sale of up to 30,114 shares of common stock, collectively, from January 1, 2023, until the sale of all common stock thereunder, unless sooner terminated. The trading plans were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act applicable at the time of adoption.
On November 3, 2023, Mr. and Mrs. Salazar adopted new trading plans intended to satisfy the affirmative defense conditions of amended Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Trading Arrangements”) and to update the price parameters of the Prior Plans. The Rule 10b5-1 Trading Arrangements were adopted in accordance with the Company’s policies with respect to insider trading to sell a limited amount of the Company’s common stock for tax, estate, and family planning purposes and to provide asset diversification.
As of November 3, 2023, Mr. and Mrs. Salazar collectively owned 47,251 shares of the Company’s common stock. The maximum aggregate number of shares of the Company’s common stock that may be sold pursuant to the Rule 10b5-1 Trading Arrangements is collectively 4,726 shares (which is the number of shares that remain unsold under the Prior Plans). Each Rule 10b5-1 Trading Arrangement provides for the potential sale of shares of the Company’s common stock so long as the market price of the Company’s common stock is higher than a certain minimum threshold price specified. Sales under the Rule 10b5-1 Trading Arrangements may begin upon the completion of the required cooling off period under Rule 10b5-1 on March 4, 2024, and will terminate no later than December 31, 2024, unless terminated sooner upon completion of all sales under the Rule 10b5-1 Trading Arrangements or in accordance with the terms. Transactions made under the Rule 10b5–1 Trading Arrangements will be disclosed publicly through Form 4 filings with the SEC.
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: November 9, 2023	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)