Form 10-K
period 2023-12-31
RED RIVER BANCSHARES INC
filed 2024-03-15
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $234.4 million as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the Registrant (and any trusts or entities that they own or control) are “affiliates”.
As of February 29, 2024, the Registrant had 7,092,448 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders of Red River Bancshares, Inc. to be held on May 2, 2024, are incorporated by reference into Part III of this Report to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this Report to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this Report are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2008 Plan	2008 Equity Incentive Plan
2018 Plan	2018 Equity Incentive Plan
401(k) Plan	Red River Bank 401(k) Profit Sharing Plan
ACL	Allowance for credit losses
AFS	Available-for-sale
ALL	Allowance for loan losses
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BHCA	The Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
Director Compensation Program	Amended and Restated Director Compensation Program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Dodd-Frank Act	Dodd-Frank and Wall Street Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	United States Federal Housing Administration
FHLB(s)	Federal Home Loan Bank(s)
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity

ABBREVIATION OR ACRONYM	DEFINITION
ISO	Information Security Officer
IT	Information technology
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBCA	Louisiana Business Corporation Act
LIBOR	London Interbank Offered Rate
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NAICS	North American Industry Classification System, which is an industry classification system used to categorize loans by the borrower’s type of business.
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OFAC	Office of Foreign Assets Control
OFI	Louisiana Office of Financial Institutions
OREO	Other real estate owned
OTC	Operations and Technology Committee
OTTI	Other-than-temporary impairment
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
PPP	Paycheck Protection Program
Report	Annual Report on Form 10-K
RESPA	Real Estate Procedures Act of 1974
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)
TILA	Truth in Lending Act
TMSOs	Treasury Management Sales Officers
VA	United States Department of Veterans Affairs

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
•volatility and direction of market interest rates;
•business and economic conditions generally, in the financial services industry, nationally, and within our local market areas;
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the Economic Aid Act, which established the SBA PPP, the Inflation Reduction Act of 2022, and other stimulus legislation or changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
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
•deterioration of our asset quality;
•the adequacy of our reserves, including our ACL;
•operational risks associated with our business;
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities, including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, as well as the current tensions with China, or other international or domestic calamities, and other matters beyond our control;
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
As of December 31, 2023, we were the sixth largest financial institution headquartered in Louisiana based on assets, with total assets of $3.13 billion, loans HFI of $1.99 billion, total deposits of $2.80 billion, and total stockholders’ equity of $303.9 million.
OUR MARKETS
As of December 31, 2023, we operated from a network of 27 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
We believe our markets offer us an attractive combination of growth opportunities and core deposit stability, as well as loan diversity. We operate nine banking centers, including our main office, in the Central Louisiana market, which we define to include Rapides and Avoyelles Parishes. We operate seven banking centers in our Northwest Louisiana market, which we define to include Caddo, Bossier, and DeSoto Parishes. In our Capital market, which we define to include East Baton Rouge and Ascension Parishes, we operate six banking centers. We operate two banking centers in our Southwest Louisiana market, which we define to include Calcasieu Parish. In our Northshore Louisiana market, which we define to include St. Tammany Parish, we operate one banking center. We operate one banking center in our Acadiana market, which we define to include Lafayette Parish. In our New Orleans market, which we define to include Orleans Parish, we operate one banking center and one combined LDPO.
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

Opportunistic New Market Expansion
When evaluating potential new market opportunities, our standard due diligence includes both an assessment of the local economy as well as analysis of the local banking landscape. As part of our new market expansion plan, we expanded operations to four new markets between 2017 and 2022. In 2017, we began operations in the Southwest Louisiana market, which includes the Lake Charles, Louisiana MSA. During 2018 and 2019, we entered the Northshore market, located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. In 2020, we entered the Acadiana market, which includes the Lafayette, Louisiana MSA, by opening a combined LDPO in Lafayette. We also entered the New Orleans market in 2021 by opening a combined LDPO in downtown New Orleans, Louisiana. In Lafayette, Louisiana, in the first quarter of 2022, we opened our first full-service banking center, which we purchased in 2020. In the second quarter of 2022, we relocated the staff and services from the Lafayette LDPO to the new banking center and closed the LDPO located there. In the New Orleans market, we remodeled and received regulatory approval on a leased banking center location in downtown New Orleans, which we opened as the Bank’s first full-service banking center in New Orleans in the third quarter of 2022. In the third quarter of 2023, we held a groundbreaking ceremony for our third banking location in the New Orleans market. Construction of this banking center is in process, and it is projected to open for business in the third quarter of 2024.
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
Real Estate Loans
Commercial Real Estate Loans (Owner Occupied). We focus on the banking needs of established operating companies, which includes owner occupied office and industrial real estate loans. Risks associated with owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management. In addition to a proven management team and track record, we focus on businesses with a history of strong, recurring cash flows. In particular, we target wholesale and professional service companies, as well as businesses with unique strengths in niche markets. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well-diversified by industry type. As of December 31, 2023, our owner occupied commercial real estate loans were 20.7% of loans HFI.
Commercial Real Estate Loans (Non-Owner Occupied). Our pursuit of non-owner occupied commercial real estate properties is reserved primarily for developers and other persons or entities of influence who present additional business and personal relationship opportunities. This strategy is evidenced by our modest level of these loans relative to our capital, which has been consistent for many years. Risks associated with non-owner occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We target property types with a greater ability to withstand changes in market forces. Our underwriting criteria for non-owner occupied properties is even more conservative than our underwriting criteria for owner occupied properties due to the higher inherent risks generally associated with the former. Our target rate of return is also higher for non-owner occupied commercial real estate loans. As of December 31, 2023, our non-owner occupied commercial real estate loans were 22.0% of loans HFI.
One-to-Four Family Residential Loans. We offer primary and secondary liens on one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial and industrial, commercial real estate, and construction and development loan portfolios, we are exposed to risks based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As of December 31, 2023, our one-to-four family residential loans were 30.1% of loans HFI.
Construction and Development Loans. Our construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the construction loan. As of December 31, 2023, our construction and development loans were 6.3% of loans HFI.
Commercial and Industrial Loans
We have expertise in meeting the financing needs of commercial operating companies. Our specialists in these areas understand the cash cycle, working capital, and the fixed asset acquisition needs of businesses, which allows us to deliver customizable and effective financing solutions. The risks associated with commercial and industrial loans are derived from the expectation that the loans are generally serviced from the operations of the business, and those operations may not be successful. In addition, the collateral securing commercial and industrial loans generally includes movable property, which may decline in value more rapidly than anticipated. We recommend and utilize sound commercial and industrial loan structures that limit our risks as a lender, while also helping to drive the success of our clients’ businesses. Commercial and industrial loans comprised 15.8% of loans HFI as of December 31, 2023.
Tax-Exempt Loans
We make tax-exempt loans to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically secured by and paid for by ad valorem taxes. As of December 31, 2023, our tax-exempt loans were 3.7% of loans HFI.
Consumer Loans
We also make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any. As of December 31, 2023, our consumer loans were 1.4% of loans HFI.
Loans Held for Sale
Our mortgage lending group originates home mortgage loans that are sold to investors on the secondary market. Loan types include conventional, VA, FHA, and Rural Development. In addition, the mortgage lending department plays a critical role in meeting our community reinvestment and fair lending goals. The mortgage group has a community specialist in each major market focused on low-income and first-time home buyers, and we participate in various down payment assistance and low-income home loan programs to ensure the needs of our entire banking community are satisfied.
Commitments to Extend Credit
We had outstanding commitments to extend credit in the forms of lines of credit and standby letters of credit of approximately $387.4 million as of December 31, 2023. We use the same credit policies in making these commitments as we do for our other loans.
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

Treasury Management Services
Many of our clients and prospective clients have sophisticated depository needs. Our full array of commercial treasury services is designed to be competitive with banks of all sizes. Treasury management services include ways to help our business customers manage accounts payable, accounts receivable, account fraud risk, and information reporting. Treasury management deposit products consist of remote deposit capture, automated clearing house origination, merchant services, positive pay and automated fraud detection tools, account reconciliation services, zero balance accounts, and sweep accounts, including loan and investment sweep accounts. We have dedicated teams who partner with our commercial and private bankers to meet those needs. Our TMSOs analyze clients’ account activity and cash utilization and then recommend and implement solutions that enhance our clients’ efficiency, mitigate risks to their businesses, and maximize their earnings on available liquidity. Our TMSOs provide in-person assistance with the initial setup of treasury services, as well as client support post-implementation.
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
Brokerage Services
We offer a broad range of products and services designed to meet the investment needs of all of our customers through our investment group and LPL Financial LLC, our registered broker-dealer. Our investment group executives, who are available to serve clients in each of our markets, strive to fully understand each client’s unique financial situation, deliver a comprehensive plan, and provide the appropriate products to meet their needs. Our investment products include stocks, bonds, mutual funds, alternative investments, annuities, and insurance products. Through our partnership with registered investment advisors, our investment group also provides investment advisory services, financial planning services, and a comprehensive suite of retirement plans. As of December 31, 2023, our investment group had $1.04 billion of assets under management.
Other Banking Services
We offer banking products and services that are attractively priced with a focus on customer convenience and accessibility. We offer a full suite of online banking services, including access to account balances, online transfers, online bill payment, and electronic delivery of customer statements. In addition, we offer banking services in person, through ATMs, drive-through facilities, night deposits, telephone, mail, and mobile banking. We also offer debit cards, credit cards, cashier’s checks, wire transfer services, and safe deposit boxes.
INFORMATION TECHNOLOGY SYSTEMS
We continue to make investments in our IT systems supporting our deposit and lending operations and treasury management initiatives. In 2021, we invested in the JAM FINTOP Banktech, L.P. fund to strategically develop technology partnerships as we expand the Bank’s digital offerings. We believe these investments are essential to enhancing our capabilities for offering new products and services, improving the overall customer experience, providing scale for future growth and acquisitions, and increasing controls and efficiencies in corporate support areas. We utilize a core data processing platform from a nationally recognized bank software vendor providing us with capabilities to support the continued growth of the Bank. While we operate and manage our internal network infrastructure, we leverage the capabilities of third-party service providers to provide technical expertise around network design, architecture, and cybersecurity services required for us to operate as an effective and efficient organization.
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
HUMAN CAPITAL
As of December 31, 2023, we had 362 employees, including 353 full-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.
We believe that we maintain employment and benefit programs that are appropriate with respect to position responsibilities, competitive with the external market, and capable of attracting, retaining, and motivating competent employees. We recognize the importance of our employee’s financial health and well-being and strive to provide comprehensive compensation and benefits packages to help meet those needs. Compensation and benefits include market-competitive pay, health insurance, dental insurance, vision insurance, employer paid and voluntary life insurance, health and dependent care flexible spending accounts, paid holidays, paid vacation and sick time, and other insurance and benefit options. We also offer a 401(k) Plan, which includes our stock as an investment option, and we make matching contributions to that plan. In addition, we offer stock-based compensation to key employees as a way to attract and retain talent. For more information on our benefit plans and stock-based compensation, see “Item 8. Financial Statements and Supplementary Data - Note 9. Employee Benefits” and “- Note 10. Stock-Based Compensation Plans,” respectively, in this Report.
We seek to engage personnel at all levels by offering opportunities for learning, growth, and the achievement of career objectives. We strive, to the extent possible, to promote from within to fill open positions. Additionally, we encourage our employees to volunteer in community service activities in the markets that we serve.
We are an Equal Opportunity Employer committed to workplace diversity and inclusion. We employ people based upon merit, ability and qualifications. No qualified applicant or employee is to be discriminated against because of race, color, national origin, sex, pregnancy, religion, disability, age, veteran status, citizenship, genetic characteristics, or other status protected by federal, state, local, or other law. Our equal employment opportunity commitment applies to all areas of employment including hiring, training, placement, promotion, compensation, and benefits.
CORPORATE INFORMATION
Our principal executive offices are located at 1412 Centre Court Drive, Suite 301, Alexandria, Louisiana 71301, and our telephone number is (318) 561-4000. Our website is www.redriverbank.net. All of our periodic reports filed with the SEC pursuant to Section 13(a) and 15(d) of the Exchange Act are available through our website free of charge, including our annual reports on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Report and is not incorporated by reference herein.
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
The Economic Growth Act, which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because we had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, we have received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022 and 2023, the last applicable measurement dates, we had more than $3.0 billion in assets. Therefore, effective January 1, 2023, we no longer receive any benefits under the Policy Statement and became subject to consolidated capital requirements. Another significant provision was the Economic Growth Act’s directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. The CBLR framework and its implications for us are discussed in more detail below under the heading “- Bank Regulation - Capital Adequacy Requirements.”
On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions, and the price and terms of credit. The purpose of the rule is to increase transparency and combat discrimination in small business lending. Currently, the U.S. Supreme Court is considering a case challenging the constitutionality of the CFPB’s funding mechanism. As of the date of this Report, implementation and enforcement of the rule has been delayed until the U.S. Supreme Court renders its decision on the constitutionality of such funding mechanism.
At this time, it is difficult to anticipate the continued impact the above-described legislation may have on our business, our customers, and the financial industry generally. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act and other regulations may impact the profitability of our business activities; require changes to certain of our business practices; impose upon us more stringent capital, liquidity, and leverage requirements; or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.
Holding Company Capital Requirements
As previously referenced in “- Financial Services Industry Reform,” effective January 1, 2023, we became subject to, on a consolidated basis, the same minimum capital ratios under Basel III as Red River Bank. These minimum capital requirements are set forth below under the heading “- Bank Regulation - Capital Adequacy Requirements.”
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
Control Acquisitions
Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company (or group acting in concert) acquiring “control” of a bank holding company. Although “control” is based on all of the facts and circumstances surrounding the investment, control is conclusively presumed to exist if a person or company (or group acting in concert) acquires 25.0% or more of any class of voting securities of the bank holding company. Control of a bank holding company is rebuttably presumed to exist under the Change in Bank Control Act if the acquiring person or entity (or group acting in concert) will own 10.0% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities. The BHCA’s definition of “control” can also be triggered when a company acquires 5.0% or more of any class of voting securities and certain other factors are present.
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
Scope of Permissible Activities
In general, the BHCA limits the activities permissible for bank holding companies to the business of banking, managing, or controlling banks, and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incidental thereto. Permissible activities for a bank holding company include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage services. A bank holding company may also make an investment of up to 5.0% of any class of voting securities of any company that is otherwise a non-controlling investment.
If a bank holding company has elected to become a financial holding company, it may engage in activities that are (1) financial in nature or incidental to such financial activity, or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. A bank holding company may elect to be treated as a financial holding company if all of its depository institution subsidiaries are “well-capitalized” and “well-managed,” and have received a rating of not less than “Satisfactory” on its most recent examination under the CRA. We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.
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
Capital Adequacy Requirements
The FDIC and OFI monitor the capital adequacy of Red River Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Due to the full phase-in of the CCB, the required ratios are 2.50% higher than the year ended December 31, 2022 and prior years. The CCB is designed to ensure that banks build up capital buffers outside periods of stress, which can be drawn down as losses are incurred. An institution that does not satisfy the CCB will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers. Under the Basel III capital rules, Red River Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.00%, (2) a common equity Tier I risk-based capital ratio of at least 7.00%, (3) a Tier I risk-based capital ratio of at least 8.50%, and (4) a total risk-based capital ratio of at least 10.50%.
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
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
Corrective Measures for Capital Deficiencies
The federal banking regulators are required by the FDIA to take “prompt corrective action” with respect to capital-deficient banks that are FDIC-insured. For this purpose, a bank is placed in one of the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A bank’s capital tier depends upon how its capital levels compare with various relevant capital measures and certain other regulatory factors.
To be well-capitalized, a bank must have a total risk-based capital ratio of at least 10.00%, a Tier I risk-based capital ratio of at least 8.00%, a common equity Tier I risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. We believe that, as of December 31, 2023, the Bank is well-capitalized under the regulatory framework for prompt corrective action.
Banks that are adequately capitalized, but not well-capitalized, may not accept, renew, or rollover brokered deposits without a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on deposits. The FDIC’s prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew, or rollover brokered deposits, and are required to submit a capital restoration plan. The FDIC may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank.
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
Deposit Insurance Assessments
FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund and, if needed, increases or decreases assessment rates, following notice-and-comment rulemaking, if required. The FDIC issued a final rule in October 2022 increasing deposit insurance assessments on all financial institutions beginning in the first quarterly assessment period of 2023.

The FDIC can also impose special assessments in certain instances. On November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment from banking organizations with $5.0 billion or more in total assets to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The FDIA requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023. While Red River Bank is not subject to this special assessment, Red River Bank may be required to pay higher FDIC insurance premiums if there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates.
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total risk-based capital, or (2) total non-owner occupied commercial real estate loans, excluding owner occupied properties, represent 300.0% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. As of December 31, 2023, Red River Bank’s total reported loans for construction, land development, and other land represented less than 100.0% of the Bank’s total risk-based capital, and its total commercial real estate loans, excluding owner occupied properties, represented less than 300.0% of the Bank’s total risk-based capital. As a result, the Bank does not have a concentration in commercial real estate lending.
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
On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule also exempts small and intermediate sized banks from new data requirements that apply to banks with assets of at least $2.0 billion and limits certain new data requirements to large banks with assets greater than $10.0 billion. Asset size is determined based on assets being at or above the specified thresholds as of December 31 in both of the prior two calendar years and are indexed for inflation. Most of the rule's requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We continue to evaluate the new rule and its effects on our operations going forward.
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
There has been an enhanced focus by certain bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance, and focusing supervision and enforcement resources to achieve this goal. In August 2022, the FDIC issued guidance with respect to banking practices involving charging multiple non-sufficient funds fees on the representment of the same unpaid transaction on a deposit account. In October 2022, the CFPB issued guidance with respect to certain practices relating to overdraft fees, and it included overdraft fees in its fall 2023 rulemaking agenda. In February 2023, the CFPB issued a proposed rule seeking to impose certain restrictions on credit card late fee practices.
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
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time the loan may be repaid; risks relating to proper loan underwriting; risks resulting from changes in economic and industry conditions such as labor and material shortages, supply chain difficulties, and inflationary pressures; and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or in Louisiana, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses, which could adversely affect our net income.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review, and administrative practices may not adequately reduce credit risk. Further, our credit administration personnel, policies, and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. A failure to effectively measure and limit our credit risk could result in loan defaults, foreclosures, and additional charge-offs. As a result, we may need to significantly increase our provision for credit losses, which could adversely affect our net income.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other types of loans.
Our loan portfolio includes owner occupied and non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2023, our owner occupied loans totaled $412.7 million, or 20.7% of loans HFI. Also, as of December 31, 2023, our construction and development loans, non-owner occupied commercial real estate loans, and non-real estate secured loans financing commercial real estate activities totaled $566.6 million, or 28.4% of loans HFI. The repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This projected income may be adversely affected by changes in the economy, changes in interest rates, or local market conditions. Commercial real estate loans expose us to greater credit risk than loans secured by residential real estate, because there are fewer potential purchasers for the commercial real estate collateral, which can make liquidation more difficult in the event of default of the underlying loan. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on an individual loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability.
A significant portion of our loan portfolio consists of real estate loans, which subjects us to the potential impairment of the collateral securing the loan if the real estate market experiences negative changes and the costs and potential risks associated with the ownership of the real property if we are forced to foreclose.
Real estate values in many Louisiana markets have experienced periods of fluctuation over the last several years. As of December 31, 2023, $1.58 billion, or 79.1%, of loans HFI were secured by real estate as the primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Real estate values and real estate markets are affected by many factors, such as changes in national, regional, or local economic conditions; the rate of unemployment; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature, such as hurricanes, flooding, and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Additionally, we may have to foreclose on the collateral property to protect our investment. We may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate, including potential environmental liability due to contamination of a property either during ownership or after the divesting of it. As of December 31, 2023, we held OREO totaling $69,000. This amount could increase in the future, depending upon the level of our real estate foreclosures and our ability to efficiently divest of the foreclosed OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Consequently, we could be required to increase our ACL, adversely affecting our profitability.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2023, $599.5 million, or 30.1%, of our total loan portfolio was secured by primary and secondary liens on one-to-four family residential loans. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the borrowers’ ability to meet their loan payment obligations. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of losses due to default. A downturn in the housing market coupled with elevated unemployment rates may also result in a decline in demand for our products and services.
In addition, in a declining interest rate environment, there may be an increase in prepayments on residential loans as borrowers refinance their loans at lower rates, which may adversely affect our business and profitability. By contrast, interest rate increases often result in larger payment requirements for our borrowers with variable rate loans, which increases the potential for default and could result in a decrease in the demand for residential loans. At the same time, the marketability of the property securing a residential loan may be adversely affected by any reduced demand resulting from higher interest rates.
A significant portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment, or other commercial collateral, and the deterioration in the collateral’s value could expose us to credit losses.
As of December 31, 2023, approximately $315.3 million, or 15.8%, of loans HFI were commercial and industrial loans collateralized, in general, by general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and therefore have the potential for larger losses on an individual loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries that are sensitive to commodity prices, real estate values, or liquidity, which could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions where our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage.
Our ACL may prove to be insufficient to absorb losses inherent in our loan portfolio.
The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be recognized over the lifetime of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The determination of the amount of allowance involves a high degree of judgement and subjectivity. As of December 31, 2023, our ACL totaled $21.3 million, which represents approximately 1.07% of loans HFI. The actual amount of credit losses is affected by changes in economic, operating, and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. All of these factors are beyond our control, and such losses may exceed our current estimates.
Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced or greater than we anticipate. We may be required to make additional provisions for credit losses to further supplement our ACL, due either to our management’s decision or as a regulatory requirement. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO, and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. Because real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure and to determine certain estimated losses. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO or personal property, and our ACL may not reflect accurate estimated losses.
The amount of our nonperforming assets may increase significantly, resulting in additional losses, costs, and expenses.
As of December 31, 2023, we had NPAs of $2.6 million, or 0.08% of assets. NPAs adversely affect our net income in various ways. We do not record interest income on OREO or on nonperforming loans, which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the market value of the collateral, which may ultimately result in a loss. An increase in the level of NPAs also increases our risk profile, which may cause our regulators to require additional amounts of capital. Finally, NPAs can take significant time and resources to resolve, causing the related costs of maintaining those assets to increase. These effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
The small to medium-sized businesses that we lend to may have fewer resources to handle adverse business developments, which may impair their ability to repay loans.
A significant portion of our business development and marketing strategy is focused on small to medium-sized businesses. Small to medium-sized businesses: frequently have smaller market shares than their competition; may be more vulnerable to economic downturns, inflation, and labor market and supply chain constraints; may often need substantial additional capital to expand or compete; and may experience substantial volatility in operating results. Any of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents, and efforts of one individual or a small group of individuals. The death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay loans.
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
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates that are highly sensitive to many factors that are beyond our control. Like most financial institutions, our profitability is dependent upon our net interest income. Net interest income is the primary component of our earnings and is affected by both local economic conditions and competition, as well as national monetary policy and market interest rates. Unexpected and/or significant changes to interest rates could cause our net interest margin and net interest income to decrease, and could adversely affect the valuation of our assets and liabilities.
An increase in the general level of interest rates may reduce loan demand and loan fees, decrease loan repayments, create deposit rate pressure, while increasing the yield on short-term interest-bearing assets and on new and renewing loans and securities. Higher interest rates could adversely affect the ability of borrowers of floating rate loans to meet their higher payment obligations, which could result in an increase in delinquencies and charge-offs, and increase the cost of deposits.
A decrease in the general level of interest rates may reduce the yield on short-term interest-bearing assets and on new and renewing loans and securities, while decreasing deposit rate pressure and the cost of deposits.

The fair market value of our securities portfolio, the investment income, and the cash flows from these securities also fluctuate depending on general economic and market conditions. Changes in market values impact the net unrealized gains and losses on securities AFS and the related accumulated other comprehensive income in equity. Also, any such losses could be realized into earnings if it becomes necessary to sell securities AFS in a loss position.
Although management believes it has implemented effective asset and liability management strategies to manage the effects of changes in interest rates, any significant and unexpected change in market rates could have a material negative effect on our financial condition and earnings, and our strategies may not always be successful in managing the risks associated with changes in interest rates.
Natural disasters, acts of war or terrorism, the impact of pandemics, civil unrest, and other external events could result in a disruption of our operations and increases in credit losses.
We are a community banking franchise concentrated in Louisiana. A significant portion of our business is generated from Louisiana markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes, ice storms, and other natural disasters. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. As of December 31, 2023, 94.0% of loans HFI were made to borrowers who reside or conduct business in Louisiana, and substantially all of our real estate loans are secured by properties located in Louisiana. If the population, employment, or income growth in any of our markets is negative or slower than projected, income levels, deposits, and real estate development could be adversely impacted, which could adversely affect our business and profitability. Additionally, our business could be adversely affected by the effects of war and international conflict, civil unrest, inflation, labor market and supply chain constraints, or a widespread outbreak of pandemics.
Further, we are monitoring the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, as well as the current tensions with China. While we do not expect that these conflicts will be directly material to us, associated effects of the geopolitical instability, such as the imposition of sanctions against Russia and Russia’s response to such sanctions (including retaliatory acts like cyber-attacks and sanctions against other countries), could adversely affect the global economy or domestic markets, including ours.
If the economies in our primary markets experience an overall decline as a result of these types of external events, demand for loans and our other products and services could be reduced. In addition, the rate of delinquencies, foreclosures, bankruptcies, and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair our borrowers’ ability to repay their loans. Such external events could, therefore, result in decreased revenue and increased credit losses for us.
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways, including demand for our products and services, inflation, and financial markets.
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the U.S. Our business environment can be impacted by uncertainty about the federal fiscal and monetary policymaking process. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Federal fiscal and monetary policymaking decisions could lead to changes in interest rates, inflation, or other economic impacts such as supply chain issues, labor market constraints, and recessions. The primary impact of inflation on our operations is our ability to manage the impact of changes in interest rates, which could impact the demand for our products and services. In addition, we could also experience increased operating costs related to providing our products and services as a result of inflation.
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
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2023, we had $387.4 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to reduced income or the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from alternative sources. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due.
Volatility in oil and natural gas prices along with cyclical downturns in the energy industry, particularly in Louisiana, could lead to increased credit losses in our loan portfolio.
As of December 31, 2023, we had energy loans of $34.0 million, or 1.7% of loans HFI. We also may have indirect exposure to energy prices, as some of our non-energy customers’ businesses may be affected by volatility with the oil and gas industry and the impact of inflation on energy prices. General uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances, or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Louisiana, all of which could lead to increased credit losses in our loan portfolio.
Risks Related to Our Competition and Services
Our ability to attract and retain customers and maintain our reputation is critical to our growth, profitability, and market share.
We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors. Our business plan emphasizes relationship banking in order to originate loans, attract deposits, and provide other financial services. As a result, our reputation is one of the most valuable components of our business. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Credit unions have become more active through organic growth and growth through acquisitions, and their tax-exempt status may enable them to compete more effectively on rates. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory, and technological changes; and the emergence of alternative sources for financial services, including fintech companies, all of which could cause us to lose some of our existing customers, and we may not be successful attracting new customers. Our failure to compete effectively in our primary markets could cause us to lose market share.
We may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties and exposure through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. Further, high-profile bank failures have resulted in some degree of public awareness and caused widespread questions about potential concerns in the financial institutions industry. Failures by, declines in the financial condition of, or even rumors or questions about one or more financial institutions, financial service companies, or the financial services industry generally, may lead to a decline in market-wide liquidity, asset quality problems, or other problems and could lead to losses or defaults by us or by other institutions.
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
Further, we may not be able to execute on more general aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. For example, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth, or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking centers, and the consummation of acquisitions. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology, and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our expansion strategy, we may be unable to maintain our historical growth and earnings trends.
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
Risks Related to Our Financial Stability
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
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. As can be seen from events in 2023 regarding the operations and failures of other banks in the U.S., an inability to mitigate deposit withdrawals and to raise funds through new deposits, borrowings, the sale of investment securities at or above the value of such securities on our books, and other sources could have a material adverse effect on liquidity. Our most important source of funds is deposits. Historically, our deposits have provided a stable source of funds. However, deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff or when customers have negative views related to disruption in the financial markets or the prospects for the financial services industry as a whole. If our customers move money out of bank deposits, our liquidity position could be impacted, and we would lose a relatively low-cost source of funds, increasing our funding costs, and reducing our net interest income and net income. Even though a majority of our certificates of deposit renew upon maturity with what we believe are competitive rates, some of our more rate-sensitive customers may move those and other deposit funds to higher-yielding alternatives.
Our other primary sources of liquidity consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity to investors. As a secondary source of liquidity, we have the ability to borrow overnight funds from other financial institutions with whom we have a correspondent relationship. We also have the ability to borrow from the FHLB of Dallas and the Federal Reserve Bank’s Discount Window facility. Also, the Federal Reserve’s Bank Term Funding Program was available from March 12, 2023 through March 11, 2024. Historically, we have not utilized brokered or internet deposits to meet liquidity needs.
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
Factors beyond our control can significantly influence the fair value of securities in our investment portfolio, potentially resulting in adverse changes to the portfolio’s fair value. These factors include, but are not limited to, rating agency actions related to the securities, defaults by the issuer or with respect to the underlying collateral, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause realized or unrealized losses in future periods and declines in AOCI, which could have a material adverse effect on our business, financial condition, results of operations, and capital requirements. In addition, the process for determining impairment of a security often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any underlying collateral, and other relevant factors. As a result, any failure or deficiency in making these judgments could have a material adverse effect on our business and profitability.
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
In the ordinary course of our business, we necessarily collect, use, and retain, on various information systems that we maintain and in those maintained by third-party providers and, in some cases, vendors retained by those third parties, personal and financial information concerning individuals and businesses with which we have a banking relationship. We also maintain important internal company data such as personally identifiable information about our employees and information about our operations. Threats to data security such as unauthorized access and cyber-attacks emerge and change rapidly. These threats may increase our costs for protection or remediation. They may also result in competing time constraints between applicable privacy and other requirements and our ability to secure data in accordance with customer expectations and evolving laws and regulations governing the privacy and protection of personal information.
It is difficult or impossible to defend against every risk posed by changing technologies and cyber-crime. Cyber incidents could include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. Increasing sophistication of cyber-attacks makes it increasingly difficult to prevent a security breach. For example, in mid-2023, we received notice that certain of our customer data was involved in the global incident involving the MOVEit Transfer vulnerability. Our internal network systems were not impacted by the MOVEit Transfer vulnerability. However, several of our third-party financial institution vendors who utilized MOVEit Transfer in their service offerings to us notified us that their systems may have been compromised. Based on the investigation, we were notified that certain of our customers had personal information exfiltrated through the cyber-attack, and we notified our affected customers.
Further, we, or any of our vendors or third-party providers, could also experience a breach due to circumstances such as intentional or negligent conduct on the part of employees or other internal and external sources, software bugs, or other technical malfunctions. Any of these threats may cause our customer accounts and financial systems to become vulnerable to takeover schemes or cyber-fraud. If personal, confidential, or proprietary information of customers, employees, or others were to be mishandled or misused by us or third parties with access to that information, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. A breach of our security that results in unauthorized access to our data could expose us to disruption or challenges relating to our daily operations as well as to data loss, litigation, fines, penalties, damages, inquiries, examinations, investigations, significant increases in compliance costs, and reputational damage, which could cause us to lose customers or potential customers.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, and account analysis. Our business depends on the successful and uninterrupted functioning of our IT and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our IT and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity. Additionally, our operations could be interrupted if any of our third-party service providers experience financial difficulty, are inadvertently or intentionally negligent, are subject to cybersecurity breaches, fail to effectively manage their providers, terminate their services, or fail to comply with applicable banking regulations.
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
In addition, since the commencement of the PPP, numerous other banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. We may be exposed to similar litigation from governmental agencies, customers, non‑customers, and agents that approached us regarding PPP loans and litigation regarding our procedures for processing applications, funding PPP loans, and coordinating the forgiveness of the loans. If any such litigation is initiated against us, it may result in significant financial liability, significant litigation costs, or adversely affect our reputation. Further, governmental agencies could audit our PPP borrowers, and any deficiencies resulting from such audit could also expose us to liability and reputational risk.
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
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities, and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions, and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These policies include the ACL, accounting for income taxes, the determination of fair value for financial instruments, and accounting for stock-based compensation. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant, factual assumptions are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management.
We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or subject us to regulatory scrutiny.
The use of statistical and quantitative models and other quantitative analysis is intrinsic to bank decision-making and is becoming increasingly widespread in our operations. It is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Act or the Federal Reserve’s Comprehensive Capital Analysis and Review submissions, we currently utilize asset/liability management modeling and stress testing for monitoring and managing interest rate risk and liquidity. We also use an ACL model to evaluate the ACL. While we believe the quantitative techniques and approaches of these models improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches, or misunderstanding or misuse of their outputs could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, cause adverse regulatory scrutiny.

We utilize third-party companies to support our investment group, and we may be adversely affected by the condition or performance of our third-party brokerage partners.
We are not registered with the SEC as an investment advisor or broker-dealer. To provide a broader range of investment products and services to our customers through our investment group, we partner with third parties who are licensed and registered to serve in those capacities. The investment products and services provided to our customers through our investment group, by virtue of these third-party channels generally are not insured by the FDIC. Therefore, we may have exposure for illegal, negligent, fraudulent, or other acts of these investment advisors and brokers. Although we seek to limit this exposure through clear disclosure, ongoing oversight, and contractual provisions requiring indemnification, limitations of liability, insurance coverage, and other similar protections, those obligations may not always be enforceable, or our third-party service providers ultimately may not have sufficient financial strength to fully comply, all of which may increase our financial exposure and adversely affect our business.
Climate related events and legislative and societal responses regarding climate change present risks to our business.
Climate change may intensify severe weather events such as hurricanes and rainstorms that recur in our market areas, which may adversely impact our locations and business and those of our customers and suppliers. In addition, there has been an increased focus among businesses, consumers and investors regarding transitioning to renewable energy and a net zero economy. If we fail to adequately anticipate and address these changing preferences, our business could be adversely impacted. We are also subject to risks relating to potential new climate change-related legislation or regulations, which could increase our and our customers’ costs. For example, in 2022, the SEC proposed new climate disclosure rules, which if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to climate-related matters. The risks associated with these matters are continuing to evolve rapidly and the ultimate impact on our business is difficult to predict with any certainty.
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
As of December 31, 2023, our directors and executive officers beneficially owned approximately 16.5% of our issued and outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.

The rights of our common shareholders may be subordinate to the holders of any debt securities or preferred stock that we may issue in the future.
As of December 31, 2023, we did not have any outstanding long-term debt. However, any future indebtedness that we may incur may be senior to our common stock. As a result, we would make payments on our potential future indebtedness before any dividends could be paid on our common stock, and, in the event of our bankruptcy, dissolution, or liquidation, the holders of our potential future indebtedness would be satisfied in full before any distributions could be made to the holders of our common stock.
Although we have not historically issued shares of preferred stock, our board of directors has the authority to issue up to 1,000,000 such shares, and to determine the terms of each issuance of preferred stock and any indebtedness, without shareholder approval, which may be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
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
We will remain an emerging growth company until the earliest of (1) the end of the fiscal year during which we have total annual gross revenues of $1.24 billion or more, (2) December 31, 2024, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, or (4) the date on which we are deemed to be a large accelerated filer under the Exchange Act. Investors may find our common stock less attractive as long as we remain an emerging growth company, which may result in a less active trading market and increased volatility in our stock price.
We currently anticipate that we will no longer qualify as an emerging growth company as of December 31, 2024. As a result, we will no longer be eligible to take advantage of the exemptions from various requirements applicable to emerging growth companies. For example, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022 beginning with our Annual Report on Form 10-K for the year ending December 31, 2024, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2025 annual meeting of shareholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies beginning with our proxy statement for our 2025 annual meeting of shareholders. We expect that our transition from an emerging growth company status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting and related fees, and fees associated with investor relations activities, among others.
Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Although we anticipate paying quarterly dividends going forward, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Our ability to pay dividends may also be limited on account of any potential future outstanding indebtedness, as we generally would make payments on outstanding indebtedness before any dividends could be paid on our common stock. Also, because our primary earning asset is our investment in the capital stock of the Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations, and pay dividends on our common stock. The Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, and other factors deemed relevant by its board of directors. There are numerous laws and banking regulations and guidance that limit our and the Bank’s ability to pay dividends. For more information on dividend regulations, see “Item 1. Business - Supervision and Regulation.”
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
Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. New proposals for legislation and regulation continue to be introduced in the U.S. Congress and by regulatory agencies, which could substantially increase regulation of the financial services industry; impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, fees on products and services (including overdraft fees and NSF fees), financial product offerings, and disclosures; and have an effect on collection and bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.
Certain aspects of current or proposed regulatory or legislative changes, if enacted or adopted, may impact the profitability of our business activities by requiring more oversight or changing certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest rate spreads. They also may require us to invest significant management attention and resources to make necessary operational changes to comply, which could further impact the profitability of our business activities and increase our costs.
In addition, future changes in tax laws may have an adverse effect on our income tax expense, deferred tax balances, and the amount of taxes payable, which could have an adverse effect on our business and profitability.
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
Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification under an FDIC risk-based assessment system. The FDIC has the power to change deposit insurance assessment rates, the manner deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Following the 2023 bank failures, banking regulators announced that the FDIC would ensure that all depositors in the failed banks would receive full coverage of all of their deposits, at no cost to taxpayers. On November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment from banking organizations with $5.0 billion or more in total assets to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The FDIA requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023. While we are not subject to this special assessment, any future additional assessments, increases, or required prepayments in FDIC insurance premiums could adversely impact our earnings.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our ERM program is designed to identify, assess, and mitigate risks across our Company, including financial, operational, reputational, strategic, legal, liquidity, and credit. Cybersecurity is a critical component of this program as it is necessary for supporting our business and protecting our customers in an increasingly complex environment. The cybersecurity component of our ERM program is designed around the FFIEC Information Security IT Examination Handbook, the FFIEC Business Continuity Planning Handbook, and the FFIEC Cybersecurity Assessment Tool, and is designed to protect the security, availability, integrity, and confidentiality of our computer systems, networks, software, and information assets, including client and other sensitive data. Cybersecurity is an ongoing initiative that we monitor very closely. Threats to data security emerge and change rapidly. Cyber threats could include attacks that are common to most industries, such as ransomware attacks, unauthorized access, tampering, malware insertion, or other system integrity events, but could also include attacks from highly organized perpetrators targeting financial services companies.
The cybersecurity component of our ERM program consists of several elements including:
•A risk assessment process that identifies and prioritizes material cybersecurity risks, defines and evaluates the effectiveness of controls to mitigate the risks, and reports results to executive management and the board of directors.
•A third-party managed detection and response service, which monitors the security of our information systems around-the-clock, including intrusion detection and alerting.
•A dedicated information security team covering all critical cyber defense functions such as engineering, data protection, identity and access management, insider risk management, security operations, threat emulation, and threat intelligence.
•A training program that educates employees about cybersecurity risks and how to protect themselves from cyberattacks.
•An awareness program that keeps employees informed about cybersecurity threats and how to stay safe online.
•An incident response plan that outlines the steps we will take to respond to a cybersecurity incident, which is tested on a periodic basis.
We expect each of our employees to be responsible for the security and confidentiality of our client information and our computer systems. We communicate this responsibility to each employee upon beginning employment with us and regularly throughout their employment. We require new hires to complete training on cyber-crime, social engineering, and cybersecurity awareness, and we also require this training during each year of employment thereafter. Employees are tested on their understanding of these requirements and provide acknowledgement of their responsibilities.
Additionally, we regularly provide employees with information security awareness training covering the recognition and appropriate handling of potential phishing emails, which can introduce malware to our network, result in the theft of user credentials, and place sensitive data at risk. We regularly test employees to determine their susceptibility to phishing emails and require those more susceptible employees to take additional training.
We protect our network and information assets with industry-tested security products and processes. Our information security team actively monitors our networks and systems to detect suspicious or malicious activity. We also conduct vulnerability scans to determine areas that need improvement. Our cybersecurity team maintains their current knowledge through training, obtaining professional certifications, and participating in industry groups. Our information security team expands and tests their knowledge of cyber threats through on-the-job training and periodic simulated exercises to practice responses to potential real-life threats. We also engage expert cyber consultants, as necessary and appropriate.
We engage in regular assessments of our infrastructure, software systems, and network architecture, using both our internal information security team as well as third-party consultants to ensure that cybersecurity risks are appropriately identified and that controls are appropriately designed to mitigate such risks. We also maintain a third-party risk management program designed to ensure that our vendors meet our cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls, and monitoring vendor compliance with our cybersecurity requirements.
While cybersecurity risks have the potential to materially affect our business, financial condition, and results of operations, we do not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected us, including our business strategy, results of operations, or financial condition. For further discussion of risks from cybersecurity threats, see “Item 1A. Risk Factors” in this Report.

Governance
Our IT Director and ISO are primarily responsible for the cybersecurity component and are key members of the ERM program, reporting directly to the Chief Operating Officer and Chief Executive Officer, respectively. Both our IT Director and ISO engage with our information security team to accomplish the goals of the cybersecurity component of our ERM program. The information security team consists of information security professionals with varying degrees of education and experience. In particular, our IT Director and ISO are both qualified professionals with appropriate education, experience, and professional certifications. Each has more than 20 years of experience in the fields of IT and data security and hold relevant professional certifications that ensure expertise in preventing, detecting, and managing cyber risk.
Our board of directors has approved management committees, including the OTC, to provide operational risk oversight for information security risks. The IT Director is the chair of the OTC, and the ISO is a member of the OTC. The OTC generally meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, and mitigation and prevention efforts employed to manage security risks. It also ensures that our internal control infrastructure is appropriate and commensurate with the growth of, or changes to, our information systems and processes. More frequent meetings may occur as needed to facilitate timely communication and monitoring efforts.
In the event of a cybersecurity incident, the IT Director and ISO would become aware of the incident or potential incident through their own detection, detection by us, detection by a third-party consultant, or, in the case of a cybersecurity incident occurring on a system administered by a third party, through notification from that third party. Upon becoming aware of a cybersecurity incident or a potential cybersecurity incident, the IT Director and the ISO, in collaboration with the information security team, other employees, and external consultants as needed, would work to mitigate any impact of the incident or potential incident. The IT Director and the ISO would also inform the OTC of an incident or potential incident.
Our board of directors has ultimate authority and responsibility for overseeing our ERM program, including risks related to cybersecurity. Our board oversees our ERM program through the Bank’s board, which meets monthly with the exception of August and November. The Bank’s board reviews all minutes of the OTC and also receives a report at each meeting regarding cybersecurity risk levels and performance regarding various information security metrics.
Item 2. Properties
As of December 31, 2023, Red River Bank operated from a network of 27 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. The Bank’s principal executive office is located at 1412 Centre Court Drive, Suite 301, Alexandria, Louisiana 71301. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
As of December 31, 2023, Red River Bank owned its main office building, its operations center, and 21 of its banking centers. The remaining banking office facilities were subject to lease agreements. Our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
Holders of Record
As of February 29, 2024, there were approximately 247 holders of record of our common stock.

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
Issuer Purchases of Equity Securities
Our purchases of shares of common stock made during the quarter under our publicly announced stock repurchase program are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)
October 1 - October 31, 2023	18,919	$47.40	18,919	$2,000
November 1 - November 30, 2023	30,316	$49.09	30,316	$510
December 1 - December 31, 2023	9,813	$51.98	9,813	$—
Total	59,048	$49.01	59,048	$—
(1)On November 4, 2022, we announced that our board of directors approved the renewal of the 2022 stock repurchase program that expired on December 31, 2022. The 2023 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions.
(2)On December 14, 2023, we announced that our board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The 2024 stock repurchase program has terms similar to the 2023 stock repurchase program and authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.

Stock Performance Graph
The following graph shows a comparison of the cumulative total shareholder return for our common stock, the Nasdaq Composite Index, and the S&P US Small Cap Banks Index for the period beginning on May 3, 2019, which was the first day our common stock traded on the Nasdaq Global Select Market, through December 31, 2023. The graph below represents $100 invested on May 3, 2019, in our common stock at our initial public offering price of $45.00 per share, and otherwise reflects our stock, the Nasdaq Composite Index, and the S&P US Small Cap Banks Index values as of the close of trading and assumes the reinvestment of dividends, if any.

Total Return Performance

$200
$175
$150
$125
$100
$75
05/03/19
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Red River Bancshares, Inc.
Nasdaq Composite
S&P US Small Cap Banks

The historical stock price information shown above represents past performance and is not necessarily indicative of future price performance. Information was obtained from S&P Global Market Intelligence.
The information provided under the heading “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to its proxy regulations or to the liabilities of Section 18 of the Exchange Act, other than as provided in Item 201 of Regulation S-K. The information provided in this section shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in financial condition and results of operations of Red River Bancshares, Inc. on a consolidated basis during the year ended December 31, 2023 and selected prior periods. This discussion and analysis should be read in conjunction with information presented elsewhere in this Report, including our audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. As of December 31, 2023, Red River Bank operated from a network of 27 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
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
2023 FINANCIAL AND OPERATIONAL HIGHLIGHTS
2023 was a challenging year due to the failure of a few financial institutions in the first half of the year. These issues and the changing interest rate environment impacted most financial institutions. However, we navigated these challenges and had steady and solid financial results for 2023. We also implemented the CECL methodology, completed the 2023 stock repurchase program, increased the cash dividend, and improved our banking center network.
•Net income for the year ended December 31, 2023, was $34.9 million, or $4.86 diluted EPS, a decrease of $2.0 million, or 5.5%, compared to $36.9 million, or $5.13 diluted EPS, for the year ended December 31, 2022. These decreases were mainly due to higher operating expenses, partially offset by higher noninterest income and lower provision for credit losses. Net interest income was consistent between the years with offsetting increases in interest income and interest expense.
•The return on assets was 1.15% for 2023 and 1.18% for 2022.
•The return on equity was 12.44% for 2023 and 13.98% for 2022.
•Assets increased $46.1 million, or 1.5%, to $3.13 billion as of December 31, 2023, compared to $3.08 billion as of December 31, 2022.
•Loans HFI increased $76.6 million, or 4.0%, to $1.99 billion as of December 31, 2023, compared to $1.92 billion as of December 31, 2022. The increase in loans was due to improved loan activity in various markets across Louisiana.
•Deposits totaled $2.80 billion as of December 31, 2023, consistent with December 31, 2022. During 2023, there was a deposit mix shift as customers moved funds from lower yielding categories to higher yielding categories.
•As of December 31, 2023, total securities were $714.3 million, or 22.8% of assets, compared to $776.1 million, or 25.2% of assets, as of December 31, 2022. Securities decreased $61.8 million mainly due to maturities and principal repayments exceeding purchases, partially offset by a smaller net unrealized loss on securities AFS.
•For 2023, average liquid assets, which are cash and cash equivalents, decreased $186.8 million to $237.9 million, compared to $424.8 million for 2022. The liquid assets to assets ratio was 9.8% as of December 31, 2023 and 9.0% as of December 31, 2022.
•Net interest income was fairly consistent for 2023 and 2022, with offsetting increases in interest income and interest expense. The net interest margin FTE increased slightly to 2.91% for 2023 compared to 2.86% for the prior year. The 2023 net interest income and net interest margin FTE were impacted by the higher interest rate environment in 2023, an improved asset mix, and increased deposit costs.

•The CECL methodology became effective for us on January 1, 2023. The adoption of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments. This adjustment was 3.5% of the December 31, 2022 ALL. Provision expense was $735,000 for 2023 compared to $1.8 million for 2022.
•NPAs were $2.6 million, or 0.08% of assets, as of December 31, 2023. As of December 31, 2023, the ACL was $21.3 million, or 1.07% of loans HFI.
•We expanded organically throughout Louisiana with the following events:
◦In our Southwest market, we closed one of our banking centers in the first quarter of 2023 and relocated the staff and services to an existing, expanded banking center.
◦In the third quarter of 2023, Red River Bank held a groundbreaking ceremony for a banking center in Metairie, Louisiana, which is our third banking location in our New Orleans market. Construction on this new banking center is in process, and it is projected to open for business in the third quarter of 2024.
•In 2023, we paid a quarterly cash dividend of $0.08 per share, resulting in annual cash dividends of $0.32 per share. In 2022, we paid a quarterly cash dividend of $0.07 per share, resulting in annual cash dividends of $0.28 per share. In the first quarter of 2024, we declared a quarterly cash dividend of $0.09 per share.
•The 2023 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding common stock from January 1, 2023 through December 31, 2023. In 2023, we repurchased 101,298 shares of our common stock at an aggregate cost of $5.0 million and completed the program. On December 14, 2023, our board of directors approved the renewal of our stock repurchase program for 2024. The 2024 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024.
•In mid-2023, S&P Market Intelligence ranked Red River Bank 45th of the top 50 best-performing community banks in 2022 with assets between $3.0 and $10.0 billion.
•In the fourth quarter of 2023, the American Banker publication included Red River Bank in its “2023 Best Banks to Work For” ranking.
•On January 25, 2024, Michael J. Brown, CFA was appointed to the boards of the Company and the Bank.
The following tables set forth selected historical consolidated financial information for each of the periods indicated. The historical financial information as of and for the years ended December 31, 2023, 2022, and 2021, except for the selected ratios, is derived from our audited consolidated financial statements. Our historical results may not be indicative of our future performance.

	As of December 31,
(in thousands)	2023	2022	2021
Selected Period End Balance Sheet Data:
Total assets	$3,128,810	$3,082,686	$3,224,710
Interest-bearing deposits in other banks	$252,364	$240,568	$761,721
Securities available-for-sale, at fair value	$570,092	$614,407	$659,178
Securities held-to-maturity, at amortized cost	$141,236	$151,683	$—
Loans held for investment	$1,992,858	$1,916,267	$1,683,832
Total deposits	$2,801,888	$2,798,936	$2,910,348
Total stockholders' equity	$303,851	$265,753	$298,150

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Net Income	$34,879	$36,916	$32,952

Per Common Share Data:
Earnings per share, basic	$4.87	$5.14	$4.53
Earnings per share, diluted	$4.86	$5.13	$4.51
Book value per share	$42.85	$36.99	$41.52
Tangible book value per share(1,2)	$42.63	$36.78	$41.31
Realized book value per share(1,3)	$51.38	$46.90	$42.05
Cash dividends per share	$0.32	$0.28	$0.28
Shares outstanding	7,091,637	7,183,915	7,180,155
Weighted average shares outstanding, basic	7,164,314	7,180,975	7,281,136
Weighted average shares outstanding, diluted	7,181,728	7,197,453	7,299,720

Summary Performance Ratios:
Return on average assets	1.15%	1.18%	1.13%
Return on average equity	12.44%	13.98%	11.21%
Net interest margin	2.87%	2.80%	2.54%
Net interest margin FTE(4)	2.91%	2.86%	2.60%
Efficiency ratio(5)	59.39%	56.60%	56.39%
Loans HFI to deposits ratio	71.13%	68.46%	57.86%
Noninterest-bearing deposits to deposits ratio	32.71%	38.96%	39.50%
Noninterest income to average assets	0.70%	0.60%	0.84%
Operating expense to average assets	2.11%	1.87%	1.87%

Summary Credit Quality Ratios:
NPAs to assets	0.08%	0.08%	0.03%
Nonperforming loans to loans HFI	0.13%	0.12%	0.02%
ACL to loans HFI	1.07%	1.08%	1.14%
Net charge-offs to average loans	0.02%	0.02%	0.04%

Capital Ratios:
Stockholders’ equity to assets	9.71%	8.62%	9.25%
Tangible common equity to tangible assets(1,6)	9.67%	8.57%	9.20%
Total risk-based capital to risk-weighted assets	18.28%	17.39%	17.83%
Tier I risk-based capital to risk-weighted assets	17.24%	16.38%	16.76%
Common equity Tier I capital to risk-weighted assets	17.24%	16.38%	16.76%
Tier I risk-based capital to average assets	11.56%	10.71%	9.67%
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

RESULTS OF OPERATIONS
Net income for the year ended December 31, 2023, was $34.9 million, or $4.86 diluted EPS, a decrease of $2.0 million, or 5.5%, compared to $36.9 million, or $5.13 diluted EPS, for the year ended December 31, 2022. The decrease in net income was mainly due to a $5.2 million increase in operating expenses, partially offset by a $2.4 million increase in noninterest income and a $1.0 million decrease in the provision for credit losses. The return on assets for the year ended December 31, 2023, was 1.15%, compared to 1.18% for the prior year. The return on equity was 12.44% for the year ended December 31, 2023, compared to 13.98% for the prior year. Our efficiency ratio for the year ended December 31, 2023, was 59.39%, compared to 56.60% for the year ended December 31, 2022.
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
The Federal Reserve sets the target federal funds rate, which is the cost of immediately available overnight funds, and influences other market rates, such as the prime rate. These market rates impact pricing of certain assets and liabilities used by financial institutions. Between March 2020 and September 2023, the interest rate environment changed significantly. In March 2020, the target federal funds range decreased 150 bps to a range of 0.00% to 0.25% and remained at that level until March 2022, when the FOMC began increasing the target federal funds range. The FOMC increased the federal funds rate by 425 bps in 2022, by 50 bps in the first quarter of 2023, by 25 bps in the second quarter of 2023, by 25 bps in the third quarter of 2023, and kept the rate consistent during the fourth quarter of 2023, ending 2023 with a target range of 5.25% to 5.50%. The average effective federal funds rate was 5.03% for 2023 compared to 1.68% for 2022. The net interest income and net interest margin FTE for the twelve months ended December 31, 2023, were both impacted by the federal funds rate increases by the FOMC in 2023.
Net interest income for the year ended December 31, 2023, was $86.4 million, which was fairly consistent with the year ended December 31, 2022. Net interest income was impacted by a $24.4 million increase in interest expense, mostly offset by a $24.2 million increase in interest and dividend income.
Interest expense increased during 2023 primarily due to increased deposit rates as a result of deposit rate pressures, combined with larger balances in higher cost deposit accounts. We also experienced a change in the deposit mix due to customers moving deposits from lower yielding categories to higher yielding categories. The increase in interest and dividend income for the year ended December 31, 2023, when compared to the year ended December 31, 2022, was primarily due to higher interest income on loans and short-term liquid assets. Loan income increased $17.6 million due to higher rates on new, renewed, and floating rate loans and a $126.8 million increase in the average balance of loans, when compared to the year ended December 31, 2022. Interest income on short-term liquid assets increased $5.9 million due to the FOMC’s increases to the target federal funds range, partially offset by a $179.3 million decrease in the average balance of these short-term liquid assets.
Net interest margin FTE increased five bps to 2.91% for the year ended December 31, 2023, from 2.86% for the year ended December 31, 2022, primarily due to the higher interest rate environment and an improved asset mix. The yield on loans increased 62 bps due to higher rates on new, renewed, and floating rate loans resulting from the higher interest rate environment. The average rate on new and renewed loans was 7.19% for the year ended December 31, 2023. Our deployment of lower-yielding short-term liquid assets into these higher-yielding loans further benefited the net interest margin FTE. Also, the yield on securities increased 15 bps for the same period, primarily due to reinvesting securities cash flows received during 2023 into new securities at higher yields. In addition, the yield on short-term liquid assets was 388 bps higher for the year ended December 31, 2023, compared to the prior year.
The net interest margin FTE was negatively impacted by an increase in the cost of deposits. The cost of deposits increased 91 bps to 1.18% for the year ended December 31, 2023, from 0.27% for the year ended December 31, 2022, due to a 140 bp increase in the rate on interest-bearing deposits, combined with customers moving deposits from lower yielding categories to higher yielding categories in 2023. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits increased 197 and 111 bps, respectively. These rates increased as we responded to deposit rate pressure that began in the second half of 2022 and continued into 2023.
In the fourth quarter of 2023, the target range for the federal funds rate was 5.25% to 5.50%. The expectation is that the FOMC will lower the federal funds rate in 2024. During 2024, we anticipate receiving approximately $145.0 million in securities cash flows. We expect to redeploy these cash flows into higher yielding assets, which should benefit both net interest income and net interest margin FTE. As of December 31, 2023, floating rate loans were 11.7% of loans HFI, and floating rate transaction deposits were 6.1% of interest-bearing transaction deposits. Depending on balance sheet activity and the movement of interest rates, we expect the net interest margin FTE to improve slightly in the first half of 2024.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the years presented:

	For the Years Ended December 31,
	2023			2022
(dollars in thousands)	Average Balance Outstanding	Interest Income/Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$1,943,381	$93,439	4.74%	$1,816,538	$75,827	4.12%
Securities - taxable	605,692	10,169	1.68%	637,239	9,524	1.49%
Securities - tax-exempt	202,673	4,122	2.03%	210,056	4,211	2.00%
Federal funds sold	18,594	886	4.70%	56,958	1,091	1.89%
Interest-bearing deposits in other banks	188,199	9,797	5.17%	329,096	3,682	1.11%
Nonmarketable equity securities	3,353	155	4.61%	3,453	40	1.16%
Total interest-earning assets	2,961,892	$118,568	3.96%	3,053,340	$94,375	3.06%
Allowance for credit losses	(20,980)			(19,608)
Noninterest-earning assets	86,939			100,543
Total assets	$3,027,851			$3,134,275
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,249,259	$17,555	1.41%	$1,360,612	$4,071	0.30%
Time deposits	470,522	14,511	3.08%	329,480	3,665	1.11%
Total interest-bearing deposits	1,719,781	32,066	1.86%	1,690,092	7,736	0.46%
Other borrowings	1,151	64	5.49%	—	—	—%
Total interest-bearing liabilities	1,720,932	$32,130	1.87%	1,690,092	$7,736	0.46%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,004,107			1,161,995
Accrued interest and other liabilities	22,385			18,111
Total noninterest-bearing liabilities	1,026,492			1,180,106
Stockholders’ equity	280,427			264,077
Total liabilities and stockholders’ equity	$3,027,851			$3,134,275
Net interest income		$86,438			$86,639
Net interest spread			2.09%			2.60%
Net interest margin			2.87%			2.80%
Net interest margin FTE(3)			2.91%			2.86%
Cost of deposits			1.18%			0.27%
Cost of funds			1.08%			0.25%
(1)Includes average outstanding balances of loans HFS of $2.4 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.

Rate/Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31, 2023 vs 2022
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$5,299	$12,313	$17,612
Securities - taxable	(471)	1,116	645
Securities - tax-exempt	(148)	59	(89)
Federal funds sold	(735)	530	(205)
Interest-bearing deposits in other banks	(1,564)	7,679	6,115
Nonmarketable equity securities	(1)	116	115
Total interest-earning assets	$2,380	$21,813	$24,193
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(333)	$13,817	$13,484
Time deposits	1,569	9,277	10,846
Total interest-bearing deposits	1,236	23,094	24,330
Other borrowings	64	—	64
Total interest-bearing liabilities	$1,300	$23,094	$24,394
Increase (decrease) in net interest income	$1,080	$(1,281)	$(201)
(1)The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume that cannot be segregated have been allocated to rate.
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	Increase (Decrease)
Provision for credit losses	$735	$1,750	$(1,015)	(58.0%)
The provision for credit losses for the year ended December 31, 2023, was $735,000, a decrease of $1.0 million from $1.8 million for the year ended December 31, 2022. The primary drivers of the decrease were the current inflationary environment, changing monetary policy, current economic forecasts, and lower loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Noninterest income increased $2.4 million to $21.1 million for the year ended December 31, 2023, compared to $18.7 million for the prior year. The increase in noninterest income was due to higher income from an SBIC limited partnership of which Red River Bank is a member, a decreased loss on equity securities, and higher loan and deposit and brokerage income. These increases were partially offset by lower mortgage and net debit card income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	Increase/(Decrease)
Noninterest income:
Service charges on deposit accounts	$5,776	$5,565	$211	3.8%
Debit card income, net	3,563	3,897	(334)	(8.6%)
Mortgage loan income	1,965	3,096	(1,131)	(36.5%)
Brokerage income	3,798	3,549	249	7.0%
Loan and deposit income	2,140	1,723	417	24.2%
Bank-owned life insurance income	754	713	41	5.8%
Gain (Loss) on equity securities	(14)	(468)	454	97.0%
Gain (Loss) on sale and call of securities	—	(59)	59	100.0%
SBIC income	2,873	563	2,310	410.3%
Other income	259	168	91	54.2%
Total noninterest income	$21,114	$18,747	$2,367	12.6%
SBIC income increased $2.3 million to $2.9 million for 2023, compared to $563,000 for 2022. The increase was primarily due to the sale of an investment by the SBIC in the second quarter of 2023, which resulted in higher income being distributed by the SBIC.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. In 2023, we sold $7.0 million of the CRA mutual fund. The mutual fund had a loss of $14,000 in 2023, compared to a $468,000 loss in 2022.
Loan and deposit income increased $417,000 to $2.1 million for 2023, compared to $1.7 million for 2022. The increase was primarily associated with fees related to customers moving funds from lower yielding deposit accounts to higher yielding deposit accounts.
Brokerage income increased $249,000 to $3.8 million for 2023, compared to $3.5 million for 2022. The increase was primarily due to investing activities of new clients. Assets under management were $1.04 billion and $915.1 million as of December 31, 2023 and 2022, respectively.
Mortgage loan income decreased $1.1 million to $2.0 million for 2023, compared to $3.1 million for 2022 due to higher mortgage interest rates and reduced purchase activity.
Debit card income, net, decreased $334,000 to $3.6 million for 2023, compared to $3.9 million for 2022. The decrease was primarily related to higher debit card processing expenses.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Operating expenses increased $5.2 million to $63.9 million for the year ended December 31, 2023, compared to $58.7 million for the year ended December 31, 2022. The increase in operating expenses was mainly due to higher personnel expenses, regulatory assessment expenses, occupancy and equipment expenses, legal and professional expenses, other business development expenses, and loan and deposit expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	Increase (Decrease)
Operating expenses:
Personnel expenses	$37,241	$34,560	$2,681	7.8%
Non-staff expenses:
Occupancy and equipment expenses	6,581	6,109	472	7.7%
Technology expenses	2,759	2,763	(4)	(0.1%)
Advertising	1,302	1,134	168	14.8%
Other business development expenses	1,987	1,645	342	20.8%
Data processing expense	2,320	2,093	227	10.8%
Other taxes	2,721	2,714	7	0.3%
Loan and deposit expenses	984	659	325	49.3%
Legal and professional expenses	2,378	1,997	381	19.1%
Regulatory assessment expenses	1,645	1,058	587	55.5%
Other operating expenses	3,955	3,923	32	0.8%
Total operating expenses	$63,873	$58,655	$5,218	8.9%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $2.7 million to $37.2 million for 2023 compared to $34.6 million for 2022. This increase was primarily due to higher personnel health insurance expenses and additional staff added during the year. As of December 31, 2023 and 2022, we had 362 and 351 total employees, respectively.
Regulatory assessment expenses increased $587,000 to $1.6 million for 2023 compared to $1.1 million for 2022. This increase was primarily due to the FDIC raising the deposit insurance assessment rate by two bps, effective January 1, 2023, for all insured depository institutions.
Occupancy and equipment expenses increased $472,000 to $6.6 million for 2023 compared to $6.1 million for 2022. This increase was mainly due to opening the new operations center building in the first quarter of 2023, the expansion of a banking center in the Southwest market in the second quarter of 2023, and renovations of the main office building in Alexandria, Louisiana, in the second half of 2023.
Legal and professional expenses increased $381,000 to $2.4 million for 2023 compared to $2.0 million for 2022. This increase was primarily due to higher audit and compliance fees.
Other business development expenses increased $342,000 to $2.0 million for 2023 compared to $1.6 million for 2022. This increase was mainly the result of an increase in community sponsorships and CRA related contributions, as well as expenses associated with an SBIC limited partnership.
Loan and deposit expenses increased $325,000 to $984,000 for 2023 compared to $659,000 for 2022. Deposit expenses in 2022 benefited from the receipt of a $122,000 negotiated, variable rebate from a vendor, resulting in lower loan and deposit expenses during that period.
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

The table below presents, for the periods indicated, income tax expense:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	Increase (Decrease)
Income tax expense	$8,065	$8,065	$—	—%
For the years ended December 31, 2023 and 2022, income tax expense remained consistent at $8.1 million. The comparability in income tax expense was primarily due to the decrease in pre-tax income offset by an increase in the effective income tax rate due to permanent book versus tax differences. The effective income tax rate for 2023 was 18.8%, compared to 17.9% for 2022.
FINANCIAL CONDITION
General
As of December 31, 2023, assets were $3.13 billion, which was $46.1 million, or 1.5%, higher than $3.08 billion as of December 31, 2022. During 2023, loans HFI increased $76.6 million, or 4.0%, during the year to $1.99 billion as of December 31, 2023. The increase in loans was due to improved loan activity in various markets across Louisiana. Cash and cash equivalents increased $27.0 million, or 9.7%, to $305.4 million and were 9.8% of assets as of December 31, 2023. Total securities decreased $61.8 million, or 8.0%, to $714.3 million and were 22.8% of assets as of December 31, 2023. The decrease in securities was due to maturities and principal repayments exceeding purchases, partially offset by a smaller net unrealized loss on securities AFS. Deposits were consistent at $2.80 billion as of December 31, 2023 and 2022. During 2023, there was a deposit mix shift as customers moved funds from lower yielding categories to higher yielding categories. We had no outstanding borrowings as of December 31, 2023 and 2022. During 2023, stockholders’ equity increased $38.1 million to $303.9 million as of December 31, 2023. As of December 31, 2023, the loans HFI to deposits ratio was 71.13%, compared to 68.46% as of December 31, 2022, and the noninterest-bearing deposits to total deposits ratio was 32.71%, compared to 38.96% as of December 31, 2022.
Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of December 31, 2023. As of December 31, 2023, interest-bearing deposits in other banks were $252.4 million and were 8.1% of assets, an increase of $11.8 million, or 4.9%, compared to $240.6 million and 7.8% of assets as of December 31, 2022. Excess liquidity that is not being deployed into loans or securities is placed in these accounts.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of December 31, 2023, our total securities portfolio was 22.8% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities were $711.3 million as of December 31, 2023, a decrease of $54.8 million, or 7.1%, from $766.1 million as of December 31, 2022.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2023, the estimated fair value of securities AFS was $570.1 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $12.0 million for the year ended December 31, 2023, resulting in a net unrealized loss of $62.2 million as of December 31, 2023, compared to a net unrealized loss of $74.1 million as of December 31, 2022.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2023, the amortized cost of securities HTM was $141.2 million. Securities HTM had an unrealized loss of $22.2 million as of December 31, 2023, compared to an unrealized loss of $19.3 million as of December 31, 2022.
Investment activity for the year ended December 31, 2023, included $163.1 million in maturities, principal repayments, and calls, partially offset by $96.4 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
Securities AFS purchased for the year ended December 31, 2023, consisted of $53.0 million in mortgage-backed securities, $23.7 million in U.S. agency securities, and $19.8 million in U.S. Treasury securities. The U.S. agency securities purchased had a yield of 5.78% and an average life of 5.22 years. The mortgage-backed securities purchased had a yield of 5.35% and an average life of 4.37 years. The U.S. Treasury securities purchased had a yield of 5.30% and an average life of 0.15 years.
The securities AFS portfolio tax-equivalent yield was 1.90% for the year ended December 31, 2023, compared to 1.75% for the year ended December 31, 2022. The increase in yield for the year ended December 31, 2023, was primarily due to reinvesting securities cash flows received during 2023 into new securities at higher yields.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of December 31, 2023, the average life of our securities portfolio was 7.1 years with an estimated effective duration of 5.0 years. As of December 31, 2022, the average life of our securities portfolio was 6.8 years with an estimated effective duration of 5.0 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of December 31, 2023, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

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

	Contractual Maturity as of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$123	4.97%	$13,215	4.66%	$51,809	1.63%	$192,813	2.29%	$257,960	2.28%
Municipal bonds	5,678	1.47%	15,613	1.89%	21,332	2.35%	141,506	2.08%	184,129	2.08%
U.S. Treasury securities	72,785	1.39%	17,357	1.45%	—	—%	—	—%	90,142	1.40%
U.S. agency securities	2,138	4.91%	4,604	2.33%	15,932	5.30%	15,187	4.01%	37,861	4.38%
Total Securities AFS	$80,724	1.49%	$50,789	2.48%	$89,073	2.43%	$349,506	2.27%	$570,092	2.21%
(1)Tax equivalent projected book yield as of December 31, 2023.
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

	Contractual Maturity as of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$140,314	2.37%	$140,314	2.37%
U.S. agency securities	—	—%	—	—%	922	2.61%	—	—%	922	2.61%
Total Securities HTM	$—	—%	$—	—%	$922	2.61%	$140,314	2.37%	$141,236	2.37%
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
Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. During 2023, we sold $7.0 million of the mutual fund. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of December 31, 2023, loans HFI were $1.99 billion, an increase of $76.6 million, or 4.0%, compared to $1.92 billion as of December 31, 2022. Loans HFI increased primarily due to improved loan activity in various markets across Louisiana.

Loans by Category
Loans HFI by category and loans HFS are summarized below as of the dates indicated:

	December 31, 2023		December 31, 2022		Change from December 31, 2022 to December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent	$ Change	% Change
Real estate:
Commercial real estate	$851,582	42.7%	$794,723	41.5%	$56,859	7.2%
One-to-four family residential	599,487	30.1%	543,511	28.4%	55,976	10.3%
Construction and development	125,238	6.3%	157,364	8.2%	(32,126)	(20.4%)
Commercial and industrial	315,327	15.8%	310,067	16.2%	5,260	1.7%
Tax-exempt	72,913	3.7%	83,166	4.3%	(10,253)	(12.3%)
Consumer	28,311	1.4%	27,436	1.4%	875	3.2%
Total loans HFI	$1,992,858	100.0%	$1,916,267	100.0%	$76,591	4.0%
Total loans HFS	$1,306		$518		$788	152.1%
Average loan HFI size, excluding credit cards	$239		$236		$3	1.3%
Commercial Real Estate Loans. Commercial real estate loans are primarily made for commercial property that is owner occupied as well as commercial property owned by real estate investors. Real estate securing these loans includes many property types, such as retail centers, nursing homes, offices and office buildings, medical facilities, warehouses, churches and related facilities, production facilities, and multifamily properties. Commercial real estate loans increased $56.9 million, or 7.2%, to $851.6 million as of December 31, 2023, from $794.7 million as of December 31, 2022. The average CRE loan size was $938,000 as of December 31, 2023 and $917,000 as of December 31, 2022.
Non-owner occupied commercial real estate loans were $438.8 million, or 22.0% of loans HFI, and represented 115.9% of the Bank’s total risk-based capital as of December 31, 2023. Investor-owned office properties were $62.3 million, or 3.1% of loans HFI, as of December 31, 2023, and are primarily centered in low-rise suburban areas. The owner occupied and non-owner occupied components of the commercial real estate portfolio are summarized below:

	December 31,
	2023		2022
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Commercial real estate
Owner occupied	$412,743	20.7%	$393,404	20.6%
Non-owner occupied	438,839	22.0%	401,319	20.9%
Total commercial real estate	$851,582	42.7%	$794,723	41.5%

Industry concentrations, based on NAICS, within the commercial real estate loan portfolio are presented below:

	December 31,
	2023		2022
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Owner Occupied
Retail trade	$41,768	2.1%	$40,898	2.1%
Health care	36,709	1.8%	45,685	2.4%
Religious and other nonprofit	21,092	1.1%	21,577	1.1%
Agriculture, forestry, fishing, and hunting	20,389	1.0%	21,397	1.2%
Repair and maintenance	16,810	0.8%	12,269	0.7%
Investor one-to-four family and multifamily	14,532	0.7%	10,445	0.5%
Hospitality services	14,362	0.7%	14,004	0.7%
Energy	13,118	0.7%	14,888	0.8%
Transportation and warehousing	12,103	0.6%	6,172	0.3%
Professional, scientific, and technical services	11,543	0.6%	9,626	0.5%
Arts, entertainment, and recreation	9,894	0.5%	4,672	0.3%
All other	200,423	10.1%	191,771	10.0%
Total owner occupied	$412,743	20.7%	$393,404	20.6%
Non-Owner Occupied
Health care	$53,449	2.7%	$56,379	2.9%
Investor one-to-four family and multifamily	46,439	2.3%	34,318	1.8%
Hospitality services	31,766	1.6%	33,999	1.8%
Wholesale trade	7,880	0.3%	8,200	0.4%
Construction	6,599	0.3%	4,833	0.3%
Energy	6,132	0.3%	6,504	0.3%
Educational services	3,876	0.2%	4,700	0.2%
Management of company and enterprises	3,742	0.2%	2,525	0.1%
Retail trade	3,582	0.2%	3,782	0.2%
Information	3,200	0.2%	1,391	0.1%
Finance and insurance	3,199	0.2%	3,343	0.2%
All other	268,975	13.5%	241,345	12.6%
Total non-owner occupied	$438,839	22.0%	$401,319	20.9%
Total commercial real estate	$851,582	42.7%	$794,723	41.5%
One-to-Four Family Residential Loans. One-to-four family residential loans are predominantly first lien mortgage loans secured by owner occupied one-to-four family residential properties. One-to-four family residential loans increased $56.0 million, or 10.3%, to $599.5 million as of December 31, 2023, compared to $543.5 million as of December 31, 2022.
Construction and Development Loans. The construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Construction and development loans decreased $32.1 million, or 20.4%, to $125.2 million as of December 31, 2023, compared to $157.4 million as of December 31, 2022.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including, but not limited to, inventory, equipment, capital expansion, and working capital enhancement. Collateral typically includes a lien on general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate. A personal guaranty is generally obtained from the borrower or principal. Commercial and industrial loans increased $5.3 million, or 1.7%, to $315.3 million as of December 31, 2023, from $310.1 million as of December 31, 2022.
Tax-Exempt Loans. Tax-exempt loans are made to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans are typically secured by and paid for by ad valorem taxes. Tax-exempt loans decreased $10.3 million, or 12.3%, to $72.9 million as of December 31, 2023, compared to $83.2 million as of December 31, 2022.
Consumer Loans. Consumer loans are made to individuals for personal, family, and household purposes and include secured and unsecured installment and term loans. Consumer loans are offered as an accommodation to existing customers and are not marketed to persons without a pre-existing relationship with us.
Industry Concentrations
Industry concentrations, based on NAICS, stated as a percentage of loans HFI are presented below:

December 31, 2023
Health care	7.7%
Investor one-to-four family and multifamily	5.7%
Construction	4.2%
Retail trade	3.4%
Hospitality services	3.1%
Public administration	2.3%
Finance and insurance	1.8%
Energy	1.7%
Religious and other nonprofit	1.5%
Manufacturing	1.0%
All other	67.6%
Total loans HFI by industry concentration	100.0%
Health care loans are our largest industry concentration and are made up of a diversified portfolio of health care providers. As of December 31, 2023, total health care loans were $153.8 million, or 7.7% of loans HFI, compared to $160.3 million, or 8.4% of loans HFI, as of December 31, 2022. The average health care loan size was $334,000 as of December 31, 2023, and $338,000 as of December 31, 2022. Within the health care sector, loans to nursing and residential care facilities were 4.0% of loans HFI as of December 31, 2023, and 4.4% as of December 31, 2022. Loans to physician and dental practices were 3.6% of loans HFI as of December 31, 2023, and 3.9% as of December 31, 2022.
Geographic Markets
As of December 31, 2023, Red River Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	December 31, 2023
(dollars in thousands)	Amount	Percent of Loans HFI
Central	$599,724	30.1%
Capital	548,034	27.5%
Northwest	370,381	18.6%
Southwest	151,745	7.6%
Northshore	137,213	6.9%
New Orleans	112,345	5.6%
Acadiana	73,416	3.7%
Total loans HFI	$1,992,858	100.0%

Loan Portfolio Maturity Analysis
The maturity distribution for loans HFI are summarized below:

	December 31, 2023
(dollars in thousands)	Within One Year	After One Year but Within Five Years	After Five Years but Within 15 Years	After 15 Years	Total
Real estate:
Commercial real estate	$102,955	$478,698	$268,335	$1,594	$851,582
One-to-four family residential	31,365	140,046	350,845	77,231	599,487
Construction and development	61,639	46,991	16,608	—	125,238
Commercial and industrial	125,300	162,126	27,841	60	315,327
Tax-exempt	4,573	14,747	36,090	17,503	72,913
Consumer	7,133	20,462	605	111	28,311
Total loans HFI	$332,965	$863,070	$700,324	$96,499	$1,992,858
Fixed and Floating Rate Loans
The dollar amount, as of December 31, 2023, of fixed and floating rate loans HFI that mature after December 31, 2024, are presented in the following table:

	December 31, 2023
(dollars in thousands)	Fixed Rate Loans	Floating Rate Loans	Total
Real estate:
Commercial real estate	$732,386	$16,241	$748,627
One-to-four family residential	556,558	11,564	568,122
Construction and development	46,136	17,463	63,599
Commercial and industrial	135,382	54,645	190,027
Tax-exempt	68,340	—	68,340
Consumer	19,235	1,943	21,178
Total	$1,558,037	$101,856	$1,659,893
LIBOR
In July 2017, the United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, it was announced that certain U.S. Dollar LIBOR rates would cease to be published after June 30, 2023. As of December 31, 2023, there were no loans HFI tied to a LIBOR-based rate.
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
NPAs totaled $2.6 million as of December 31, 2023, an increase of $236,000, or 10.0%, from $2.4 million as of December 31, 2022. The increase was primarily due to an increase in accruing loans 90 days or more past due. The ratio of NPAs to assets was 0.08% as of December 31, 2023 and 2022.

Nonperforming loan and asset information is summarized below:

	December 31,
(dollars in thousands)	2023	2022
Nonperforming loans:
Nonaccrual loans	$1,959	$2,364
Accruing loans 90 or more days past due	574	2
Total nonperforming loans	2,533	2,366
Foreclosed assets:
Real estate	69	—
Total foreclosed assets	69	—
Total NPAs	$2,602	$2,366

Nonaccrual loans to loans HFI	0.10%	0.12%
Nonperforming loans to loans HFI	0.13%	0.12%
NPAs to assets	0.08%	0.08%
Nonaccrual loans are summarized below by category:

	December 31,
(in thousands)	2023	2022
Real estate:
Commercial real estate	$714	$720
One-to-four family residential	269	243
Construction and development	—	9
Commercial and industrial	844	1,291
Tax-exempt	—	—
Consumer	132	101
Total nonaccrual loans	$1,959	$2,364
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.

The following table summarizes loans HFI by risk rating:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$1,968,575	98.8%	$1,893,491	98.8%
Special Mention	19,429	1.0%	17,249	0.9%
Substandard	4,854	0.2%	5,527	0.3%
Total loans HFI	$1,992,858	100.0%	$1,916,267	100.0%
There were no loans classified as doubtful or loss as of December 31, 2023 or 2022.
Allowance for Credit Losses
On January 1, 2023, we adopted ASC 326, as amended, using the modified retrospective method. For reporting periods beginning on or after January 1, 2023, we maintain an ACL on all loans that reflects management’s best estimate of expected credit losses to be recognized over the lifetime of the loans. The determination of the amount of allowance involves a high degree of judgement and subjectivity. Refer to “Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies - Securities” and “- Loans Held for Investment” in this Report for more information regarding our ACL methodologies.
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
As of December 31, 2023, the ACL was $21.3 million, or 1.07% of loans HFI. As of December 31, 2022, the ALL was $20.6 million, or 1.08% of loans HFI. The $708,000 increase in the ACL for the year ended December 31, 2023, was due to the $278,000 increase in ACL from the adoption of ASC 326 and $735,000 from the provision for credit losses, partially offset by $305,000 of net charge-offs.
The provision for credit losses for the year ended December 31, 2023, was $735,000, a decrease of $1.0 million from $1.8 million for the year ended December 31, 2022. The primary drivers of the decrease were the current inflationary environment, changing monetary policy, current economic forecasts, and lower loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
Net charge-offs for the year ended December 31, 2023, were $305,000, an increase of $7,000 from $298,000 for the year ended December 31, 2022. The ratio of net charge-offs to average loans HFI was 0.02% for the years ended December 31, 2023 and 2022.

The following table displays activity in the ACL for December 31, 2023, and the ALL for December 31, 2022:

	As of and for the Years Ended December 31,
(dollars in thousands)	2023	2022
Loans HFI	$1,992,858	$1,916,267
Nonaccrual loans	$1,959	$2,364
Average loans	$1,943,381	$1,816,538

Allowance at beginning of period	$20,628	$19,176
Impact of adopting ASC 326	278	—
Provision expense	735	1,750
Charge-offs:
Real estate:
One-to-four family residential	(23)	—
Construction and development	(9)	(18)
Commercial and industrial	(58)	(39)
Consumer	(383)	(490)
Total charge-offs	(473)	(547)
Recoveries:
Real estate:
Commercial real estate	—	1
One-to-four family residential	10	11
Construction and development	—	18
Commercial and industrial	30	86
Consumer	128	133
Total recoveries	168	249
Net (charge-offs)/recoveries	(305)	(298)
Allowance at end of period	$21,336	$20,628

ACL to loans HFI	1.07%	1.08%
ACL to nonaccrual loans	1,089.13%	872.59%
Net charge-offs to average loans	0.02%	0.02%
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

The following table displays the allocation of the ACL and ALL among the loan classifications as of the dates indicated. The allocations shown below should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in the future will necessarily occur in these amounts or in the indicated proportions. The total ACL is available to absorb losses from any loan classification.

	December 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$9,118	42.7%	$7,720	37.4%
One-to-four family residential	7,484	35.1%	5,682	27.6%
Construction and development	1,309	6.1%	1,654	8.0%
Commercial and industrial	2,553	12.0%	4,350	21.1%
Tax-exempt	575	2.7%	751	3.6%
Consumer	297	1.4%	471	2.3%
Total allowance for credit losses	$21,336	100.0%	$20,628	100.0%
The following table displays the ratio of net charge-offs to average loans HFI outstanding by category for the periods shown:

	For the Years Ended December 31,
	2023	2022
Real estate:
Commercial real estate	—%	—%
One-to-four family residential	—%	—%
Construction and development	—%	—%
Commercial and industrial	—%	—%
Tax-exempt	—%	—%
Consumer	0.02%	0.02%
Total net charge-offs to average loans HFI	0.02%	0.02%
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
Total deposits were consistent at $2.80 billion as of December 31, 2023 and 2022. In 2023, there was a deposit mix shift between deposit categories as customers moved funds from noninterest-bearing and lower yielding categories to higher yielding categories. Noninterest-bearing deposits decreased $174.1 million, or 16.0%, during 2023 to $916.5 million as of December 31, 2023. Noninterest-bearing deposits as a percentage of total deposits were 32.71% as of December 31, 2023, compared to 38.96% as of December 31, 2022. Interest-bearing deposits increased $177.0 million, or 10.4%, during 2023 to $1.89 billion as of December 31, 2023, with the largest increase in time deposits.
Red River Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of December 31, 2023, the average deposit account size was approximately $28,000, compared to $30,000 as of December 31, 2022.
In 2022, we implemented the IntraFi Network Insured Cash Sweep and related reciprocal balance programs for qualified commercial customers. The IntraFi Network Insured Cash Sweep program provides our customers a demand deposit sweep account that has a competitive interest rate as well as full FDIC insurance coverage. As of December 31, 2023, we had $129.1 million swept off our balance sheet. The related reciprocal program brings deposit balances back on to our balance sheet as interest-bearing demand deposit accounts. As of December 31, 2023, we had $138.4 million of interest-bearing demand deposit accounts.

The following table presents our deposits by account type as of the dates indicated:

	December 31, 2023		December 31, 2022		Change from December 31, 2022 to December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$916,456	32.7%	$1,090,539	39.0%	$(174,083)	(16.0%)
Interest-bearing deposits:
Interest-bearing demand deposits	138,380	5.0%	89,144	3.2%	49,236	55.2%
NOW accounts	468,483	16.7%	503,308	18.0%	(34,825)	(6.9%)
Money market accounts	541,607	19.3%	578,161	20.6%	(36,554)	(6.3%)
Savings accounts	173,741	6.2%	195,479	7.0%	(21,738)	(11.1%)
Time deposits less than or equal to $250,000	392,094	14.0%	250,875	8.9%	141,219	56.3%
Time deposits greater than $250,000	171,127	6.1%	91,430	3.3%	79,697	87.2%
Total interest-bearing deposits	$1,885,432	67.3%	$1,708,397	61.0%	$177,035	10.4%
Total deposits	$2,801,888	100.0%	$2,798,936	100.0%	$2,952	0.1%
The following table presents deposits by customer type as of the dates indicated:

	December 31, 2023		December 31, 2022		Change from December 31, 2022 to December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Consumer	$1,343,448	47.9%	$1,341,312	47.9%	$2,136	0.2%
Commercial	1,170,670	41.8%	1,231,949	44.0%	(61,279)	(5.0%)
Public	287,770	10.3%	225,675	8.1%	62,095	27.5%
Total deposits	$2,801,888	100.0%	$2,798,936	100.0%	$2,952	0.1%
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
Our average deposit balance was $2.72 billion for the year ended December 31, 2023, a decrease of $128.2 million, or 4.5%, from $2.85 billion for the year ended December 31, 2022. For 2023, average public entity deposits were 7.9% of average total deposits. The average cost of interest-bearing deposits and total deposits for 2023 was 1.86% and 1.18%, respectively, compared to 0.46% and 0.27% for 2022, respectively. The increase in the average cost of interest-bearing deposits and total deposits in 2023 as compared to 2022 was due to rate competition for deposits that began in the second half of 2022 and continued into 2023. Also, as of December 31, 2023, 6.1% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Years Ended December 31,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,004,107	0.00%	$1,161,995	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	103,578	3.93%	10,579	2.93%
NOW accounts	423,441	1.00%	464,699	0.26%
Money market accounts	539,085	1.66%	687,699	0.34%
Savings accounts	183,155	0.15%	197,635	0.11%
Time deposits	470,522	3.08%	329,480	1.11%
Total interest-bearing deposits	$1,719,781	1.86%	$1,690,092	0.46%
Total average deposits	$2,723,888	1.18%	$2,852,087	0.27%

As of December 31, 2023, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $887.8 million, or 31.7% of total deposits, compared to $975.1 million, or 34.8% of total deposits, as of December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of December 31, 2023, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $643.6 million, or 23.0% of total deposits, compared to $786.9 million, or 28.1% of total deposits, as of December 31, 2022. As of December 31, 2023, our cash and cash equivalents of $305.4 million combined with our available borrowing capacity of $1.46 billion equaled 198.4% of our estimated uninsured deposits and 273.7% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	December 31, 2023
Three months or less	$31,970
Over three months through six months	26,983
Over six months through 12 months	22,448
Over 12 months	4,976
Total	$86,377
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of December 31, 2023 or 2022.

Federal Home Loan Bank Advances. We utilize the FHLB of Dallas as needed as a funding source. As of December 31, 2023 and 2022, our total FHLB of Dallas line availability was $934.1 million and $875.8 million, respectively. This line is secured by a blanket lien on selected Red River Bank loans that meet FHLB of Dallas collateral requirements. At various times, we may obtain letters of credit from the FHLB of Dallas as collateral for our public entity deposits. As of December 31, 2023 and 2022, we held unfunded letters of credit from the FHLB of Dallas in the amount of $104.8 million and $100.9 million, respectively. As of December 31, 2023 and 2022, we had net borrowing capacity of $829.2 million and $774.9 million, respectively, under this arrangement. As of June 30, 2023, we had $60.0 million in short-term advances at an interest rate of 5.49% from the FHLB of Dallas under the existing line of credit. The $60.0 million advance matured and was repaid in July 2023. As of December 31, 2023 and 2022, we had no outstanding borrowings under these agreements.

Federal Reserve Bank’s Discount Window. In the third quarter of 2023, we pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window facility. As of December 31, 2023, our borrowing capacity through this facility was $45.5 million; however, we had no outstanding borrowings under this facility. As of December 31, 2022, we had no borrowing capacity through this facility as collateral had not been pledged.
Other Borrowings. We may also utilize federal funds from various correspondent financial institutions as a source of short-term funding. As of December 31, 2023 and 2022, we had $95.0 million in federal funds lines available from these funding sources. We had no outstanding balances on these lines as of December 31, 2023 or 2022.
Hancock Whitney Bank Line of Credit. We maintain a revolving line of credit at Hancock Whitney Bank collateralized by 100.0% of the stock of Red River Bank. As of December 31, 2023 and 2022, total borrowing capacity was $6.0 million under this arrangement. We had no outstanding balances on this line during 2023 or 2022.
Stockholders’ Equity
Total stockholders’ equity as of December 31, 2023, was $303.9 million, compared to $265.8 million as of December 31, 2022, an increase of $38.1 million, or 14.3%. This increase was attributable to $34.9 million of net income for the year ended December 31, 2023, a $10.7 million, net of tax, market adjustment to AOCI related to securities, and $404,000 of stock compensation, partially offset by the repurchase of 101,298 shares of common stock for $5.0 million, $2.3 million in cash dividends, and a $569,000, net of tax, adjustment to retained earnings related to the adoption of CECL.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of December 31, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $14.4 million, of which $11.4 million, net of tax, was included in AOCI.

On November 4, 2022, our board of directors approved the renewal of the 2022 stock repurchase program that expired on December 31, 2022. The 2023 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2023 through December 31, 2023. For the year ended December 31, 2023, we repurchased 101,298 shares of our common stock at an aggregate cost of $5.0 million, and reached the 2023 stock repurchase program purchase limit. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions. As of December 31, 2023, there were no available funds remaining under the 2023 stock repurchase program.
On December 14, 2023, our board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The 2024 stock repurchase program has similar terms to the 2023 stock repurchase program and authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
Effective January 1, 2023, repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. We did not have a material impact to our financial condition or results of operations in 2023 as a result of the excise tax.
On January 1, 2023, we adopted the CECL methodology for estimating credit losses. In the first quarter of 2023, the implementation of CECL resulted in a $720,000 adjustment to the ACL and reserve for unfunded commitments, and a $569,000, net of tax, adjustment to retained earnings.
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
For additional information on regulatory capital guidelines and limits for Red River Bank and Red River Bancshares, Inc., see “Item 8. Financial Statements and Supplementary Data - Note 15. Regulatory Capital Requirements.”
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of December 31, 2023, we had sufficient liquid assets available and $1.46 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2023 and 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB of Dallas and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits decreased $128.2 million, or 4.5%, for the year ended December 31, 2023, compared to the average deposits for the year ended December 31, 2022. The decrease in average total deposits was primarily the result of the changing interest rate environment impacting customer deposit movement and activity. Our average total loans increased $126.8 million, or 7.0%, for the year ended December 31, 2023, compared to average total loans for the year ended December 31, 2022.
As of December 31, 2023, liquid assets were $305.4 million compared to $278.4 million as of December 31, 2022. The increase of $27.0 million, or 9.7%, was due to lower securities balances as a result of maturities and receiving principal repayments during the year, partially offset by the outflow of deposits during the first nine months of 2023. The liquid assets to assets ratio was 9.8% as of December 31, 2023, compared to 9.0% as of December 31, 2022.

Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of December 31, 2023. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of December 31, 2023, we project receipt of approximately $145.0 million of principal repayments and maturities through December 31, 2024. As of December 31, 2023, approximately $480.4 million, or 67.3%, of the securities portfolio was available to be sold or used as collateral in borrowings as a liquidity source.
Interest-bearing deposits in other banks are our main source of meeting daily liquidity needs and were our third-largest component of assets as of December 31, 2023. As of December 31, 2023, interest-bearing deposits in other banks were $252.4 million and were 8.1% of assets, an increase of $11.8 million, or 4.9%, compared to $240.6 million and 7.8% of assets as of December 31, 2022. Excess liquidity that is not being deployed into loans or securities is placed in these accounts.
We also utilize the FHLB of Dallas as needed as a viable funding source. FHLB of Dallas advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB of Dallas advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of December 31, 2023 and 2022, our net borrowing capacity from the FHLB of Dallas was $829.2 million and $774.9 million, respectively.
In addition, effective the third quarter of 2023, we pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window facility. As of December 31, 2023, our borrowing capacity through this facility was $45.5 million; however, we had no borrowings under this facility. As of December 31, 2022, we had no borrowing capacity through this facility as collateral had not been pledged.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of December 31, 2023 and 2022. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of December 31, 2023 and 2022, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these funding sources as of December 31, 2023 or 2022.
The Federal Reserve’s Bank Term Funding Program was available from March 12, 2023 through March 11, 2024, as an additional liquidity source. The Bank Term Funding Program gave us the option to use eligible securities as collateral for a loan of up to one year from the Federal Reserve. We did not participate in the Bank Term Funding Program.
Off-Balance Sheet Items
In the normal course of business, we enter into certain financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk, and liquidity risk. Some instruments may not be reflected in the accompanying consolidated financial statements until they are funded, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. We may also enter into contractual obligations.
For more information about our commitments to extend credit and standby letters of credit, see “Item 8. Financial Statements and Supplementary Data - Note 3. Loans and Asset Quality - Commitments to Extend Credit.” For more information about our financial commitments with time deposits, operating lease obligations, and limited partnership investments and construction commitments, see “Item 8. Financial Statements and Supplementary Data - Note 5. Deposits,” “- Note 7. Leases,” and “- Note 12. Off-Balance Sheet Contractual Obligations and Contingencies,” respectively.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.37% as of December 31, 2023.
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
In conjunction with our interest rate risk management process, on a quarterly basis, we run various simulations within a static balance sheet. This model tests the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. We use parallel rate shock scenarios that assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. We also deploy a ramped rate scenario over a 12-month and 24-month horizon based upon parallel yield curve shifts. Our nonparallel rate shock model simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Contractual maturities and repricing opportunities of loans are incorporated into the model, as are prepayment assumptions and maturity data and call options within the securities portfolio. The average life of non-maturity deposit accounts are based on assumptions developed from non-maturity deposit decay studies, which calculate average lives using historic closure rates.
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

	December 31, 2023		December 31, 2022
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (bps)
+300	4.8%	(5.3%)	6.4%	(2.0%)
+200	3.5%	(3.0%)	4.1%	(1.2%)
+100	2.3%	(1.0%)	2.2%	—%
Base	—%	—%	—%	—%
-100	(0.4%)	0.3%	(2.6%)	(1.2%)
-200	(3.5%)	(1.4%)	(6.3%)	(5.4%)
The results above, as of December 31, 2023 and 2022, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. However, due to the deposit rate pressure we experienced in 2023, our deposit interest rates adjusted more quickly than the change in the federal funds rate. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of December 31, 2023, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of December 31, 2023, floating rate loans were 11.7% of loans HFI, and floating rate transaction deposits were 6.1% of interest-bearing transaction deposits.

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
As a result of previous acquisitions, we have a small amount of intangible assets. As of December 31, 2023, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, stockholders’ equity to realized common equity, and assets to tangible assets, and presents related resulting ratios:

	December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Tangible common equity
Total stockholders’ equity	$303,851	$265,753	$298,150
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$302,305	$264,207	$296,604
Realized common equity
Total stockholders’ equity	$303,851	$265,753	$298,150
Adjustments:
Accumulated other comprehensive (income) loss	60,494	71,166	3,773
Total realized common equity (non-GAAP)	$364,345	$336,919	$301,923
Common shares outstanding	7,091,637	7,183,915	7,180,155
Book value per share	$42.85	$36.99	$41.52
Tangible book value per share (non-GAAP)	$42.63	$36.78	$41.31
Realized book value per share (non-GAAP)	$51.38	$46.90	$42.05

Tangible assets
Total assets	$3,128,810	$3,082,686	$3,224,710
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,127,264	$3,081,140	$3,223,164
Total stockholders’ equity to assets	9.71%	8.62%	9.25%
Tangible common equity to tangible assets (non-GAAP)	9.67%	8.57%	9.20%
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
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASC 326, which created changes to the ALL critical accounting policy that existed as of December 31, 2022. The ALL critical accounting policy was replaced with the ACL critical accounting policy. The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be recognized over the lifetime of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. This reasonable and supportable forecast period is currently one year and incorporates the Company’s and its peer’s historical losses. After the forecast period, the Company reverts to an average historical loss rate over a two-year period. The determination of the amount of allowance involves a high degree of judgement and subjectivity.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies - Accounting Standards Adopted in 2023” and “- Recent Accounting Pronouncements.”
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Red River Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Red River Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in note 1 to the financial statements, the Company has changed its method of accounting for credit losses in 2023 due to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditors since 2023 (Note: Partners of Postlethwaite & Netterville, APAC joined EisnerAmper LLP in 2023. Postlethwaite & Netterville, APAC had served as the Company’s auditor since 1998).
/s/ EISNERAMPER LLP
Baton Rouge, Louisiana
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red River Bancshares, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Red River Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Baton Rouge, Louisiana
March 16, 2023

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31,
	2023	2022
ASSETS
Cash and due from banks	$53,062	$37,824
Interest-bearing deposits in other banks	252,364	240,568
Total Cash and Cash Equivalents	305,426	278,392
Securities available-for-sale, at fair value (amortized cost of $632,258 and $688,539, respectively)	570,092	614,407
Securities held-to-maturity, at amortized cost (fair value of $119,029 and $132,407, respectively)	141,236	151,683
Equity securities, at fair value	2,965	9,979
Nonmarketable equity securities	2,239	3,478
Loans held for sale	1,306	518
Loans held for investment	1,992,858	1,916,267
Allowance for credit losses	(21,336)	(20,628)
Premises and equipment, net	57,088	54,383
Accrued interest receivable	9,945	8,830
Bank-owned life insurance	29,529	28,775
Intangible assets	1,546	1,546
Right-of-use assets	3,629	4,137
Other assets	32,287	30,919
Total Assets	$3,128,810	$3,082,686
LIABILITIES
Noninterest-bearing deposits	$916,456	$1,090,539
Interest-bearing deposits	1,885,432	1,708,397
Total Deposits	2,801,888	2,798,936
Accrued interest payable	8,000	1,563
Lease liabilities	3,767	4,258
Accrued expenses and other liabilities	11,304	12,176
Total Liabilities	2,824,959	2,816,933
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized -1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,091,637 and 7,183,915 shares, respectively	55,136	60,050
Additional paid-in capital	2,407	2,088
Retained earnings	306,802	274,781
Accumulated other comprehensive income (loss)	(60,494)	(71,166)
Total Stockholders’ Equity	303,851	265,753
Total Liabilities and Stockholders’ Equity	$3,128,810	$3,082,686
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Years Ended December 31,
	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$93,439	$75,827	$67,923
Interest on securities	14,291	13,735	8,660
Interest on federal funds sold	886	1,091	88
Interest on deposits in other banks	9,797	3,682	658
Dividends on stock	155	40	10
Total Interest and Dividend Income	118,568	94,375	77,339
INTEREST EXPENSE
Interest on deposits	32,066	7,736	5,617
Interest on other borrowed funds	64	—	—
Total Interest Expense	32,130	7,736	5,617
Net Interest Income	86,438	86,639	71,722
Provision for credit losses	735	1,750	1,900
Net Interest Income After Provision for Credit Losses	85,703	84,889	69,822
NONINTEREST INCOME
Service charges on deposit accounts	5,776	5,565	4,775
Debit card income, net	3,563	3,897	4,415
Mortgage loan income	1,965	3,096	8,676
Brokerage income	3,798	3,549	3,297
Loan and deposit income	2,140	1,723	1,738
Bank-owned life insurance income	754	713	648
Gain (Loss) on equity securities	(14)	(468)	(175)
Gain (Loss) on sale and call of securities	—	(59)	194
SBIC income	2,873	563	654
Other income (loss)	259	168	271
Total Noninterest Income	21,114	18,747	24,493
OPERATING EXPENSES
Personnel expenses	37,241	34,560	32,449
Occupancy and equipment expenses	6,581	6,109	5,443
Technology expenses	2,759	2,763	2,810
Advertising	1,302	1,134	921
Other business development expenses	1,987	1,645	1,169
Data processing expense	2,320	2,093	1,982
Other taxes	2,721	2,714	2,082
Loan and deposit expenses	984	659	1,016
Legal and professional expenses	2,378	1,997	1,683
Regulatory assessment expenses	1,645	1,058	933
Other operating expenses	3,955	3,923	3,767
Total Operating Expenses	63,873	58,655	54,255
Income Before Income Tax Expense	42,944	44,981	40,060
Income tax expense	8,065	8,065	7,108
Net Income	$34,879	$36,916	$32,952
EARNINGS PER SHARE
Basic	$4.87	$5.14	$4.53
Diluted	$4.86	$5.13	$4.51
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2023	2022	2021
Net income	$34,879	$36,916	$32,952
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	11,966	(87,342)	(13,343)
Tax effect	(2,512)	18,342	2,802
(Gain) Loss on sale and call of securities included in net income	—	59	(194)
Tax effect	—	(13)	41
Change in unrealized net loss on securities transferred to held-to-maturity	1,542	1,975	—
Tax effect	(324)	(414)	—
Total other comprehensive income (loss)	10,672	(67,393)	(10,694)
Comprehensive Income (Loss)	$45,551	$(30,477)	$22,258
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2020	7,325,333	$68,055	$1,545	$208,957	$6,921	$285,478
Net income	—	—	—	32,952	—	32,952
Stock incentive plan	—	—	269	—	—	269
Issuance of restricted shares of common stock through stock incentive plan	7,400	—	—	—	—	—
Forfeiture of restricted shares of common stock	(100)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,075	56	—	—	—	56
Repurchase of common stock under stock repurchase program	(153,553)	(7,878)	—	—	—	(7,878)
Cash dividend - $0.28 per share	—	—	—	(2,033)	—	(2,033)
Other comprehensive income (loss)	—	—	—	—	(10,694)	(10,694)
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	36,916	—	36,916
Stock incentive plan	—	—	274	—	—	274
Issuance of restricted shares of common stock through stock incentive plan	7,550	—	—	—	—	—
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock under stock repurchase program	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.28 per share	—	—	—	(2,011)	—	(2,011)
Other comprehensive income (loss)	—	—	—	—	(67,393)	(67,393)
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	34,879	—	34,879
Stock incentive plan	—	—	319	—	—	319
Issuance of restricted shares of common stock through stock incentive plan	9,300	—	—	—	—	—
Forfeiture of restricted shares of common stock	(1,940)		—	—	—	—
Issuance of shares of common stock as board compensation	1,660	85	—	—	—	85
Repurchase of common stock under stock repurchase program	(101,298)	(4,999)	—	—	—	(4,999)
Cash dividend - $0.32 per share	—	—	—	(2,289)	—	(2,289)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	10,672	10,672
Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,879	$36,916	$32,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,198	2,076	1,906
Amortization	548	533	646
Share-based compensation earned	319	274	269
Share-based board compensation earned	42	85	50
(Gain) Loss on other assets owned	60	60	(184)
Net (accretion) amortization on securities AFS	1,610	2,339	2,479
Net (accretion) amortization on securities HTM	(1,502)	(1,953)	—
(Gain) Loss on sale and call of securities	—	59	(194)
(Gain) Loss on equity securities	14	468	175
Provision for credit losses	735	1,750	1,900
Deferred income tax (benefit) expense	(330)	313	(773)
Net (increase) decrease in loans HFS	(788)	3,772	24,826
Net (increase) decrease in accrued interest receivable	(1,115)	(2,585)	635
Net (increase) decrease in BOLI	(754)	(714)	(648)
Net increase (decrease) in accrued interest payable	6,437	253	(464)
Net increase (decrease) in accrued income taxes payable	(527)	374	(70)
Other operating activities, net	(1,715)	1,847	(1,241)
Net cash provided by (used in) operating activities	40,111	45,867	62,264
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	—	31,762	113,524
Maturities, principal repayments, and calls	151,110	70,531	99,175
Purchases	(96,439)	(313,514)	(389,493)
Activity in securities HTM:
Maturities, principal repayments, and calls	11,949	16,580	—
Sale of equity securities	7,000	7,399	—
Purchase of equity securities	—	(10,000)	(4,000)
Sale of nonmarketable equity securities	2,178	—	—
Purchase of nonmarketable equity securities	(792)	(28)	(3)
Capital contribution in partnerships	(1,819)	(892)	(173)
Net (increase) decrease in loans HFI	(77,042)	(232,733)	(96,327)
Purchase of bank owned life insurance	—	—	(5,000)
Proceeds from sales of foreclosed assets	15	641	563
Proceeds from sales of premises and equipment	15	—	483
Purchases of premises and equipment	(4,916)	(8,444)	(3,427)
Net cash provided by (used in) investing activities	(8,741)	(438,698)	(284,678)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,952	(111,412)	569,988
Proceeds from other borrowed funds	60,000	—	—
Repayments of other borrowed funds	(60,000)	—	—
Repurchase of common stock	(4,999)	(218)	(7,878)
Cash dividends	(2,289)	(2,011)	(2,033)
Net cash provided by (used in) financing activities	(4,336)	(113,641)	560,077
Net change in cash and cash equivalents	27,034	(506,472)	337,663
Cash and cash equivalents - beginning of year	278,392	784,864	447,201
Cash and cash equivalents - end of year	$305,426	$278,392	$784,864
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)	Years Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$25,693	$7,483	$6,080
Income taxes	$8,999	$7,351	$7,989
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$146	$—	$266
Transfers of investment securities from AFS to HTM, prior to market value adjustment	$—	$184,238	$—
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Significant Accounting Policies
Nature of Operations
The Company is a bank holding company headquartered in Alexandria, Louisiana. The Company’s wholly owned bank subsidiary, Red River Bank, is a Louisiana state-chartered bank that provides a fully integrated suite of banking products and services tailored to the needs of commercial and retail customers. As of December 31, 2023, Red River Bank operated from a network of 27 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
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
On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changed the impairment model for most financial assets that are measured at amortized cost, including loans HFI, securities, and unfunded commitments, from an incurred loss model to an expected loss model. Accounting policies related to the ACL are considered critical as these policies involve considerable subjective judgment and estimation by management. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the ACL and related provision expense in future periods. The allowance level is influenced by loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, current economic conditions, forecasted information, and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company’s Consolidated Financial Statements. Refer to “- Securities” and “- Loans Held for Investment” for a detailed discussion on the Company’s methodologies for estimating expected credit losses.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other banks. Interest-bearing deposits in other banks consist of money market, certificate of deposit, and checking accounts and are carried at cost.
Securities
All debt securities of the Company as of December 31, 2023 and 2022, were classified either as AFS or HTM. Securities AFS are held for indefinite periods of time and are carried at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. Realized gains and losses on the sale and call of securities are determined using the specific-identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the term of the securities.

Equity securities include a CRA mutual fund owned by the Company, which is carried at fair value with any periodic changes in value recorded through the statements of income.
Prior to the adoption of ASC 326 on January 1, 2023, declines in the fair value of HTM and AFS debt securities below their cost that were deemed to be other-than-temporary were reflected in earnings as realized losses to the extent the losses were credit related. FASB issued accounting guidance related to the recognition and presentation of OTTI. The accounting guidance specified that if (1) a company did not have the intent to sell a debt security prior to recovery; and (2) it was more likely than not that it would not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there was a credit loss. When an entity did not intend to sell the security, and it was more likely than not that the entity would not have to sell the security before recovery of its cost basis, the entity would recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income (loss). For HTM debt securities, the amount of OTTI recorded in other comprehensive income (loss) for the noncredit portion of an OTTI should be amortized over the remaining life of the security based on the timing of its future estimated cash flows.
Securities AFS
The Company adopted the provisions of ASC 326 on January 1, 2023. The Company is required to measure expected credit losses on securities AFS. Impairment is evaluated when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management evaluates each security by considering the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, volatility of the security’s fair value, and historical loss information for financial assets secured with similar collateral, along with other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. If a decline in the fair value related to creditworthiness or other factors is determined, an ACL is calculated using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component is recognized through the provision for credit losses in the consolidated statements of income. Accrued interest receivable is excluded from the amortized cost basis in measuring expected credit losses on the investment securities, and no ACL is recorded on accrued interest receivable. The Company’s current securities AFS portfolio consists of U.S. Treasury securities, mortgage-backed securities, U.S. agency securities, and municipal bonds. The Company’s securities AFS, other than the municipal bonds, are considered treasuries, agencies, and instrumentalities of the U.S. government, which have a zero credit loss assumption. These securities have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds AFS do not fall under the zero credit loss assumption and are evaluated quarterly using the considerations mentioned above to determine whether there is a credit loss associated with a decline in fair value.
Securities HTM
The Company is required to measure expected credit losses on securities HTM. Securities HTM are measured on a collective basis by major security type with those sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the securities HTM portfolio. Management monitors the HTM portfolio to determine whether an ACL should be recorded. The Company’s current securities HTM portfolio consists of mortgage-backed securities and U.S. agency securities. The Company’s securities HTM are considered agencies and instrumentalities of the U.S. government that have a zero credit loss assumption. These securities have the full faith and credit backing of the U.S. government or one of its agencies.
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

Interest income on loans is discontinued, and the loans are placed on nonaccrual status at the time the loan is 90 days past due unless the loan is well-secured and in process of collection. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed, reducing interest income, and future income accrual is discontinued. Subsequent payments, if any, of interest and fees are applied as reductions to the loan’s outstanding principal balance. Once the principal balance of a loan placed on nonaccrual status has been fully recovered, subsequent payments received are recognized as interest income on a cash basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans, excluding credit cards, are charged-off to the ACL to the extent management is relatively certain that principal and interest will be uncollectible. Management may elect to partially charge-off a loan to adjust the principal balance to the net realizable value of the collateral that secures the loan. When a partial charge-off is made, the remaining balance of the loan is placed on nonaccrual. Recoveries of amounts previously charged-off, if any, are credited to the ACL until the principal balance of the loan is fully recovered. Any subsequent payments are recognized as income. Credit card loans continue to accrue interest until they are charged-off to the ACL no later than 120 days past due unless the loan is in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
Allowance for Credit Losses - Loans
The ACL is a valuation account calculated in accordance with ASC 326 and is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be recognized over the lifetime of the loans. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. Loans are charged-off against the allowance when management is relatively certain that principal and interest will be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Subsequent recoveries, if any, are credited to the allowance.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. This reasonable and supportable forecast period is currently one year and incorporates the Company’s and its peer’s historical losses. After the forecast period, the Company reverts to an average historical loss rate over a two-year period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in economic conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss factors. The determination of the amount of allowance involves a high degree of judgement and subjectivity.
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
The ALL consisted of specific and general reserves. Specific reserves related to loans classified as impaired. Loans were considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans included TDRs and performing and nonperforming loans. Impaired loans were reviewed individually, and a specific allowance was allocated, if necessary, based on evaluation of either the fair value of the collateral underlying the loan or the present value of future cash flows calculated using the loan’s existing interest rate. General reserves were related to the remainder of the loan portfolio, including overdrawn deposit accounts, and were based on an evaluation of a number of factors, such as current economic conditions, the quality and composition of the loan portfolio, loss history, and other relevant factors.
Acquired Loans
Acquired loans, for which all contractual cash flows are expected to be received, are accounted for under the accounting guidance found in ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs.
With the adoption of ASC 326 on January 1, 2023, loans acquired as part of a business combination that have evidence of credit deterioration since their origination date are to be recorded at amortized cost with an associated allowance for the expected credit loss at the date of the acquisition. Prior to January 1, 2023, acquired loans, with evidence of credit deterioration, were accounted for under the accounting guidance found in ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are HFS and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. As of December 31, 2023, the Company had $69,000 of foreclosed assets. As of December 31, 2022, the Company had no foreclosed assets.
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

Intangible Assets
Intangible assets consist of goodwill. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather evaluated for impairment annually. The Company performed its annual impairment test of goodwill for 2023 and 2022 as required by ASC 350, Intangibles - Goodwill and Other. The evaluation indicated no impairment of the Company’s goodwill.
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
Income Tax
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. Deferred tax assets and liabilities have been measured as of December 31, 2023 and 2022, using the 21.0% corporate tax rate. For more information, see “Note 8. Income Tax Expense.”
Earnings per Common Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits. Diluted EPS includes accrued but unissued shares relating to the Director Compensation Program, stock options, and restricted stock determined using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic EPS and diluted EPS for the reported periods is provided in “Note 17. Earnings Per Common Share.”
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
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023, for the cumulative effect of adopting ASC 326. The transition adjustment included a $278,000 increase to the December 31, 2022 ALL and established a $442,000 reserve for unfunded commitments as presented in the following table.

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
Due to the zero credit loss assumption on securities AFS and HTM and the considerations applied to the securities AFS, no ACL was recorded on January 1, 2023 for securities AFS or HTM.
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
ASU No. 2023-06, Disclosure Improvements. The guidance in this update amends various SEC paragraphs relating to financial disclosures. This update is an alignment of SEC and GAAP reporting. This update was issued in the fourth quarter of 2023 and was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
ASU No. 2023-07, Segment Reporting (Topic 280). The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses. Even though the Company has a single reportable segment, all the disclosures required by this update are required. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
ASU 2023-09 Income Taxes (Topic 740). The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. Investors anticipate theses disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company’s financial condition or results of operations.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $714.3 million as of December 31, 2023.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2023, the estimated fair value of securities AFS was $570.1 million. The net unrealized loss on securities AFS decreased $12.0 million for the year ended December 31, 2023, resulting in a net unrealized loss of $62.2 million as of December 31, 2023.

Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2023, the amortized cost of securities HTM was $141.2 million.
Investment activity for the year ended December 31, 2023, included $163.1 million in maturities, principal repayments, and calls, partially offset by $96.4 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$272,253	$—	$(31,272)	$240,981
Municipal bonds	219,305	6	(35,219)	184,092
U.S. Treasury securities	176,380	—	(5,902)	170,478
U.S. agency securities	20,601	—	(1,745)	18,856
Total Securities AFS	$688,539	$6	$(74,138)	$614,407

Securities HTM:
Mortgage-backed securities	$150,771	$—	$(19,142)	$131,629
U.S. agency securities	912	—	(134)	778
Total Securities HTM	$151,683	$—	$(19,276)	$132,407

The amortized cost and estimated fair value of securities AFS and securities HTM as of December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2023
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$82,041	$80,724
After one year but within five years	52,531	50,789
After five years but within ten years	95,362	89,073
After ten years	402,324	349,506
Total Securities AFS	$632,258	$570,092

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	922	813
After ten years	140,314	118,216
Total Securities HTM	$141,236	$119,029
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities AFS, no ACL was recorded on January 1, 2023, and there was no ACL for securities AFS as of December 31, 2023. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, no ACL was recorded on January 1, 2023, and there was no ACL for securities HTM as of December 31, 2023.
Accrued interest receivable totaled $3.0 million as of December 31, 2023 and December 31, 2022, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	December 31, 2023
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(35)	$19,383	$(31,193)	$206,518
Municipal bonds	(83)	4,815	(27,649)	176,098
U.S. Treasury securities	—	—	(1,912)	90,142
U.S. agency securities	(82)	19,301	(1,625)	14,475
Total Securities AFS	$(200)	$43,499	$(62,379)	$487,233

Securities HTM:
Mortgage-backed securities	$—	$—	$(22,098)	$118,216
U.S. agency securities	—	—	(109)	813
Total Securities HTM	$—	$—	$(22,207)	$119,029

	December 31, 2022
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(10,214)	$105,030	$(21,058)	$135,607
Municipal bonds	(11,340)	84,691	(23,879)	98,607
U.S. Treasury securities	(3,852)	131,107	(2,050)	39,371
U.S. agency securities	(608)	10,289	(1,137)	8,564
Total Securities AFS	$(26,014)	$331,117	$(48,124)	$282,149

Securities HTM:
Mortgage-backed securities	$(19,142)	$131,629	$—	$—
U.S. agency securities	(134)	778	—	—
Total Securities HTM	$(19,276)	$132,407	$—	$—
As of December 31, 2023, the Company held 545 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of December 31, 2023, was 10.96% of the amortized cost basis of total debt securities.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the years ended December 31, 2023, 2022, and 2021, are shown below:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Proceeds (1)	$—	$41,234	$120,374
Gross gain	—	64	859
Gross loss	—	(123)	(665)
(1)The proceeds include the gross gain and loss.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2022, equity securities had a fair value of $10.0 million with a recognized loss of $468,000 for the year ended December 31, 2022. The loss on equity securities during 2022 was due to a significant increase in interest rates. During 2023, the Company sold $7.0 million of the mutual fund. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Pledged Securities
Securities with carrying values of approximately $230.9 million and $168.2 million were used as collateral as of December 31, 2023 and 2022, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

	December 31,
(in thousands)	2023	2022
Real estate:
Commercial real estate	$851,582	$794,723
One-to-four family residential	599,487	543,511
Construction and development	125,238	157,364
Commercial and industrial	315,327	310,067
Tax-exempt	72,913	83,166
Consumer	28,311	27,436
Total loans HFI	$1,992,858	$1,916,267
Total loans HFS	$1,306	$518
Deferred loan origination fees, net of certain direct costs, were $1.4 million as of December 31, 2023 and 2022.
Accrued interest receivable on loans HFI totaled $6.8 million and $5.8 million as of December 31, 2023 and 2022, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
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
The following table summarizes the activity in the ACL by category for the year ended December 31, 2023:

(in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$7,720	$876	$522	$—	$—	$9,118
One-to-four family residential	5,682	1,231	584	(23)	10	7,484
Construction and development	1,654	(444)	108	(9)	—	1,309
Commercial and industrial	4,350	(822)	(947)	(58)	30	2,553
Tax-exempt	751	(427)	251	—	—	575
Consumer	471	(136)	217	(383)	128	297
Total allowance for credit losses	$20,628	$278	$735	$(473)	$168	$21,336

Allowance for Loan Losses
For reporting periods prior to January 1, 2023, the Company maintained an ALL on loans that represented management’s estimate of probable losses incurred in the portfolio category.
The following table summarizes the activity in the ALL by category for the year ended December 31, 2022:

(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$6,749	$970	$—	$1	$7,720
One-to-four family residential	5,375	296	—	11	5,682
Construction and development	1,326	328	(18)	18	1,654
Commercial and industrial	4,465	(162)	(39)	86	4,350
Tax-exempt	749	2	—	—	751
Consumer	512	316	(490)	133	471
Total allowance for loan losses	$19,176	$1,750	$(547)	$249	$20,628
The following table summarizes the activity in the ALL by category for the year ended December 31, 2021:

(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$5,798	$1,401	$(450)	$—	$6,749
One-to-four family residential	5,390	(23)	(10)	18	5,375
Construction and development	1,699	(375)	—	2	1,326
Commercial and industrial	3,949	563	(74)	27	4,465
Tax-exempt	680	69	—	—	749
Consumer	435	265	(351)	163	512
Total allowance for loan losses	$17,951	$1,900	$(885)	$210	$19,176

The balance in the ACL and the related recorded investment in loans by category as of December 31, 2023, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for credit losses:
Real estate:
Commercial real estate	$342	$8,776	$9,118
One-to-four family residential	57	7,427	7,484
Construction and development	—	1,309	1,309
Commercial and industrial	226	2,327	2,553
Tax-exempt	—	575	575
Consumer	104	193	297
Total allowance for credit losses	$729	$20,607	$21,336

Loans:
Real estate:
Commercial real estate	$1,379	$850,203	$851,582
One-to-four family residential	751	598,736	599,487
Construction and development	—	125,238	125,238
Commercial and industrial	972	314,355	315,327
Tax-exempt	—	72,913	72,913
Consumer	140	28,171	28,311
Total loans HFI	$3,242	$1,989,616	$1,992,858
The balance in the ALL and the related recorded investment in loans by category as of December 31, 2022, are as follows:

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Real estate:
Commercial real estate	$15	$7,705	$7,720
One-to-four family residential	16	5,666	5,682
Construction and development	—	1,654	1,654
Commercial and industrial	172	4,178	4,350
Tax-exempt	—	751	751
Consumer	111	360	471
Total allowance for loan losses	$314	$20,314	$20,628

Loans:
Real estate:
Commercial real estate	$4,513	$790,210	$794,723
One-to-four family residential	1,507	542,004	543,511
Construction and development	9	157,355	157,364
Commercial and industrial	1,402	308,665	310,067
Tax-exempt	—	83,166	83,166
Consumer	137	27,299	27,436
Total loans HFI	$7,568	$1,908,699	$1,916,267

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$714	$714
One-to-four family residential	—	269	269
Construction and development	—	—	—
Commercial and industrial	709	135	844
Tax-exempt	—	—	—
Consumer	—	132	132
Total loans HFI	$709	$1,250	$1,959
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the years ended December 31, 2023, 2022, or 2021.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of December 31, 2023:

	Past Due
(in thousands)	30-59 Days	60-89 Days Past Due	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$36	$—	$678	$850,868	$851,582	$—
One-to-four family residential	392	251	409	598,435	599,487	260
Construction and development	—	—	265	124,973	125,238	265
Commercial and industrial	132	60	847	314,288	315,327	45
Tax-exempt	—	—	—	72,913	72,913	—
Consumer	27	16	46	28,222	28,311	4
Total loans HFI	$587	$327	$2,245	$1,989,699	$1,992,858	$574
The following table presents the current, past due, and nonaccrual loans by category as of December 31, 2022:

	Accruing
(in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Loans
Real estate:
Commercial real estate	$793,540	$463	$—	$720	$794,723
One-to-four family residential	542,666	602	—	243	543,511
Construction and development	157,355	—	—	9	157,364
Commercial and industrial	308,611	165	—	1,291	310,067
Tax-exempt	83,166	—	—	—	83,166
Consumer	27,291	42	2	101	27,436
Total loans HFI	$1,912,629	$1,272	$2	$2,364	$1,916,267

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
As of December 31, 2023, the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty during the year ended December 31, 2023 is as follows:

December 31, 2023
(dollars in thousands)	Term Extension	Total Class of Loans Receivable	Financial Effect
Real estate:
Commercial real estate	$—	—%
One-to-four family residential	300	0.1%	Amortization period was extended by a weighted-average of 2.34 years.
Construction and development	—	—%
Commercial and industrial	—	—%
Tax-exempt	—	—%
Consumer	—	—%
Total	$300	0.1%
Troubled Debt Restructurings
For reporting periods prior to January 1, 2023, when ASC 326 was adopted, the restructuring of a loan was considered a TDR if the borrower was experiencing financial difficulties and the Bank had granted a concession.
A summary of current, past due, and nonaccrual TDR loans as of December 31, 2022, is as follows:

(dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total TDRs
Real estate:
Commercial real estate	$3,197	$—	$—	$42	$3,239
One-to-four family residential	797	151	—	22	970
Construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA PPP, net of deferred income	—	—	—	—	—
Tax-exempt	—	—	—	—	—
Consumer	10	—	—	101	111
Total	$4,004	$151	$—	$165	$4,320
Number of TDR loans	11	2	—	3	16

A summary of loans modified as TDRs that occurred during the years ended December 31, 2022 and 2021, is as follows:

	December 31, 2022			December 31, 2021
		Recorded Investment			Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$50	$50	1	$2,174	$2,184
One-to-four family residential	5	696	699	—	—	—
Construction and development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Tax-exempt	—	—	—	—	—	—
Consumer	1	104	104	1	20	27
Total	7	$850	$853	2	$2,194	$2,211
The TDRs described above increased the ALL by $101,000 and $14,000 during the years ended December 31, 2022 and 2021, respectively. Additionally, there were no charge-offs of TDRs in 2022 or 2021, and there were no TDRs that subsequently defaulted in 2022 or 2021.
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
Loss - Loans classified in this category are considered uncollectible and charged-off to the ACL.

As of December 31, 2023, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of December 31, 2023:

	Year of Origination
(in thousands)	2023	2022	2021	2020	2019	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$124,134	$256,707	$239,364	$76,754	$63,475	$61,957	$18,467	$840,858
Special mention	73	—	3,186	—	1,031	4,082	—	8,372
Substandard	184	779	675	—	—	714	—	2,352
Total	$124,391	$257,486	$243,225	$76,754	$64,506	$66,753	$18,467	$851,582

One-to-four family residential
Pass	$122,004	$134,583	$129,388	$90,190	$31,110	$74,077	$16,472	$597,824
Special mention	—	—	—	—	—	261	—	261
Substandard	—	79	—	37	385	827	74	1,402
Total	$122,004	$134,662	$129,388	$90,227	$31,495	$75,165	$16,546	$599,487

Construction and development
Pass	$54,189	$55,515	$10,333	$1,742	$2,158	$1,015	$286	$125,238
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$54,189	$55,515	$10,333	$1,742	$2,158	$1,015	$286	$125,238

Commercial and industrial
Pass	$73,653	$49,637	$51,012	$13,863	$7,409	$813	$107,171	$303,558
Special mention	1,208	937	4,659	—	310	509	3,173	10,796
Substandard	4	—	59	5	54	51	800	973
Total	$74,865	$50,574	$55,730	$13,868	$7,773	$1,373	$111,144	$315,327

Tax-exempt
Pass	$959	$15,679	$8,174	$13,919	$4,250	$29,932	$—	$72,913
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$959	$15,679	$8,174	$13,919	$4,250	$29,932	$—	$72,913

Consumer
Pass	$16,947	$6,385	$2,325	$858	$363	$133	$1,173	$28,184
Special mention	—	—	—	—	—	—	—	—
Substandard	—	29	—	—	—	90	8	127
Total	$16,947	$6,414	$2,325	$858	$363	$223	$1,181	$28,311

Total loans HFI	$393,355	$520,330	$449,175	$197,368	$110,545	$174,461	$147,624	$1,992,858

Current period gross charge-offs	$12	$20	$1	$—	$10	$25	$405	$473

The following table summarizes loans by risk rating as of December 31, 2022:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Real estate:
Commercial real estate	$786,394	$5,759	$2,570	$—	$—	$794,723
One-to-four family residential	542,112	62	1,337	—	—	543,511
Construction and development	157,355	—	9	—	—	157,364
Commercial and industrial	297,166	11,428	1,473	—	—	310,067
Tax-exempt	83,166	—	—	—	—	83,166
Consumer	27,298	—	138	—	—	27,436
Total loans HFI	$1,893,491	$17,249	$5,527	$—	$—	$1,916,267
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. Unfunded loan commitments totaled approximately $372.0 million and $377.6 million as of December 31, 2023 and 2022, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Commitments under standby letters of credit totaled approximately $15.4 million and $14.6 million as of December 31, 2023 and 2022, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments based on estimates of expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of December 31, 2023, the reserve on unfunded commitments was $442,000.
4.    Premises and Equipment, Net
Components of premises and equipment were as follows:

	December 31,
(in thousands)	2023	2022
Land	$20,354	$20,190
Buildings	41,763	33,049
Leasehold improvements	2,815	2,815
Furniture and equipment	14,765	13,729
Vehicles	380	380
Computer equipment	3,623	3,564
Projects in process	927	6,424
Total premises and equipment	84,627	80,151
Less: Accumulated depreciation	(27,539)	(25,768)
Premises and equipment, net	$57,088	$54,383
Depreciation expense amounted to approximately $2.2 million, $2.1 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

5.    Deposits
Deposits were consistent at $2.80 billion as of December 31, 2023 and 2022. In 2023, there was a deposit mix shift between deposit categories as customers moved funds from noninterest-bearing and lower yielding categories to higher yielding categories. Deposits are summarized below:

	December 31,
(in thousands)	2023	2022
Noninterest-bearing demand deposits	$916,456	$1,090,539
Interest-bearing deposits:
Interest-bearing demand deposits	138,380	89,144
NOW accounts	468,483	503,308
Money market accounts	541,607	578,161
Savings accounts	173,741	195,479
Time deposits less than or equal to $250,000	392,094	250,875
Time deposits greater than $250,000	171,127	91,430
Total interest-bearing deposits	1,885,432	1,708,397
Total deposits	$2,801,888	$2,798,936
As of December 31, 2023, the scheduled maturities of all outstanding time deposits were as follows:

Years ending December 31,	Amount
(in thousands)
2024	$478,589
2025	56,727
2026	10,823
2027	8,924
2028	4,647
Thereafter	3,511
$563,221
Collateral for Deposits
As of December 31, 2023 and 2022, securities and FHLB of Dallas letters of credit with values of approximately $287.4 million and $268.6 million, respectively, were pledged as collateral to secure public entity deposits.
6.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB of Dallas, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of June 30, 2023, the Company had $60.0 million in short-term advances at an interest rate of 5.49% from the FHLB of Dallas under the existing line of credit. The $60.0 million advance matured and was repaid in July 2023. As of December 31, 2023, total borrowing capacity from these sources was $975.7 million. As of December 31, 2023 and 2022, the Company had no outstanding borrowings under these agreements.
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
As of December 31, 2023, the Company maintained seven operating leases on land and buildings for banking center facilities under long-term leases. These operating leases contain renewal options for periods ranging from one to five years that expire at various dates through October 31, 2033, with no residual value guarantees. Future obligations relating to the exercise of renewal options are included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.
The Company elects to recognize the lease payments on leases with terms of one year or less in its consolidated statements of income on a straight-line basis over the lease term.
For the years ended December 31, 2023, 2022, and 2021, operating lease expenses were $643,000, $628,000, and $549,000, respectively. Operating lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $625,000, $606,000, and $530,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
The table below summarizes other information related to the Company’s operating leases as of and for the year ended December 31, 2023:

As of and for the Year Ended December 31, 2023
Weighted average remaining operating lease term	6.70 years
Weighted average operating lease discount rate	3.3%
Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2023, were as follows:

Years Ending December 31,	Amount
(in thousands)
2024	$631
2025	657
2026	603
2027	547
2028	549
Thereafter	1,300
Total lease payments	4,287
Less: Imputed interest	(520)
Present value of lease liabilities	$3,767
The Company’s obligations under financing leases are not material and have not been included in assets and liabilities in the financial statements.
8.    Income Tax Expense
The components of income tax expense for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current tax expense	$8,395	$7,752	$7,881
Deferred tax expense (benefit)	(330)	313	(773)
Income tax expense	$8,065	$8,065	$7,108

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2023, 2022, and 2021, are as follows:

	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income before income tax expense	$42,944	100.0%	$44,981	100.0%	$40,060	100.0%

U.S. federal income tax expense	9,018	21.0%	9,446	21.0%	8,413	21.0%
Nontaxable income	(1,073)	(2.5%)	(1,338)	(3.0%)	(1,347)	(3.4%)
Nondeductible expenses	67	0.2%	50	0.1%	38	0.1%
Other	53	0.1%	(93)	(0.2%)	4	—%
Income tax expense	$8,065	18.8%	$8,065	17.9%	$7,108	17.7%
The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets (liabilities) are subject to a valuation allowance unless their realization is more likely than not. The deferred tax assets (liabilities) were comprised of the following as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Depreciation	$(2,542)	$(2,435)
FHLB of Dallas stock dividends	(20)	(22)
Gross deferred tax liability	(2,562)	(2,457)
Allowance for credit losses	4,541	4,190
Allowance for operational losses	54	34
Health insurance self fund	221	52
Deferred compensation	708	620
Net unrealized loss on securities	16,081	18,917
Equity security valuation	35	4
Advance payment	197	325
Accrued bonus	502	448
Other	72	40
Gross deferred tax asset	22,411	24,630
Net deferred tax asset (liability)	$19,849	$22,173
9.    Employee Benefits
The Company adopted a contributory retirement plan for employees of Red River Bank effective March 1, 1999, and amended effective January 1, 2022. Beginning April 1, 2022, employees have the opportunity to invest a portion of their plan funds in the Company’s common stock through a unitized fund. The contributory retirement plan covers all employees who meet the length of service and the number of hours worked requirements and elect to participate. Discretionary employer contributions during the years ended December 31, 2023, 2022, and 2021, totaled approximately $780,000, $742,000, and 721,000, respectively.
The Bank has purchased life insurance policies on certain key employees. The Bank is the beneficiary of the BOLI policies, which have cash surrender value and death benefit components. The Bank uses a portion of the income generated from the BOLI policies to fund the expenses for nonqualified, noncontributory supplemental executive retirement agreements with certain employees. The supplemental executive retirement agreements provide post-retirement benefit payments to those employees. The liability related to these agreements was $3.4 million and $3.0 million as of December 31, 2023 and 2022, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
10.    Stock-Based Compensation Plans
Equity Incentive Plans
On April 17, 2008, the Company adopted its 2008 Plan, which provided for the grant of stock-based awards for key employees and non-employee members of the Company’s board of directors. The 2008 Plan expired on December 31,

2018, and no new awards were granted under this plan after that date. As of December 31, 2020, all granted stock options under the 2008 Plan had been exercised. Effective July 1, 2023, all restricted stock awards had vested or been forfeited and the 2008 Plan was completed.
On October 25, 2018, the Company adopted its 2018 Plan, which was approved by the Company’s shareholders in April of 2019. The 2018 Plan provides for the granting of stock-based awards to key employees, directors, and consultants. The Compensation Committee administers the 2018 Plan, makes determinations with respect to participation, and authorizes stock-based awards under the plan. The maximum number of shares of the Company’s common stock available for issuance under the 2018 Plan was 200,000 shares. The status of the Company’s 2018 Plan is presented below:

2018 Plan Number of Shares
Awards available for issuance - December 31, 2021	181,100
Awards granted	(7,550)
Awards available for issuance - December 31, 2022	173,550
Awards granted	(9,300)
Awards forfeited	1,850
Awards available for issuance - December 31, 2023	166,100
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
During 2023, the Compensation Committee granted 9,300 restricted stock awards with a weighted average fair value of $48.11, and 1,940 restricted stock awards with a weighted average fair value of $49.51 were forfeited. For the year ended December 31, 2023, the compensation expense for the vested restricted stock was $319,000. As of December 31, 2023, there was approximately $880,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.3 years.
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
The Company funds the restricted stock from authorized, but unissued, shares.

The status of the Company’s nonvested restricted stock is presented below:

	Nonvested Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2020	17,655	$40.73
Granted	7,400	$50.55
Vested	(6,820)	$38.40
Forfeited	(100)	$42.35
Nonvested - December 31, 2021	18,135	$45.61
Granted	7,550	$53.40
Vested	(5,830)	$43.03
Nonvested - December 31, 2022	19,855	$49.33
Granted	9,300	$48.11
Vested	(5,870)	$47.18
Forfeited	(1,940)	$49.51
Nonvested - December 31, 2023	21,345	$49.40
Director Compensation Program
The Company has a Director Compensation Program. This program allows directors the option of receiving their board attendance fees in Company stock in lieu of cash. Under the program, director fees are earned and expensed in the year board services are rendered, and the related stock is issued the following year.
The Director Compensation Program stock earned and the issuance of shares as board compensation for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Share-based board compensation earned	$42	$85	$50

Issuance of shares of common stock as board compensation:
Number of shares issued	1,660	675	1,075
Equity impact of shares issued	$85	$35	$56
11.    Self-Insurance
The Company is self-insured for group health insurance. The Company’s liability is limited to the aggregate policy deductible of $135,000 per individual with a maximum of approximately $4.5 million for the group. The Company has reflected its estimated liability for known and incurred but not reported claims in the accompanying financial statements.
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
Investment Commitments
In 2014, the Company committed to an investment into an SBIC limited partnership. As of December 31, 2023, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of December 31, 2023, there was a $2.6 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of December 31, 2023, there was a $492,000 outstanding commitment to this partnership.

Construction Commitment
The Company has one committed construction agreement to construct a banking center, and there was approximately $1.6 million remaining on this commitment as of December 31, 2023.
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
An analysis of loan activity to these related parties is as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Loan balance - beginning of period	$32,648	$23,792
New loans	3,773	4,408
Changes in relationships, net	690	10,886
Repayments	(7,053)	(6,438)
Loan balance - end of period	$30,058	$32,648
As of December 31, 2023 and 2022, deposits from directors, executive officers, their immediate family members, and their affiliates totaled approximately $74.6 million and $67.3 million, respectively.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Loans HFS	$1,306	$—	$1,306	$—
Securities AFS:
Mortgage-backed securities	$257,960	$—	$257,960	$—
Municipal bonds	$184,129	$—	$184,129	$—
U.S. Treasury securities	$90,142	$—	$90,142	$—
U.S. agency securities	$37,861	$—	$37,861	$—
Equity securities	$2,965	$2,965	$—	$—

December 31, 2022
Loans HFS	$518	$—	$518	$—
Securities AFS:
Mortgage-backed securities	$240,981	$—	$240,981	$—
Municipal bonds	$184,092	$—	$184,092	$—
U.S. Treasury securities	$170,478	$—	$170,478	$—
U.S. agency securities	$18,856	$—	$18,856	$—
Equity securities	$9,979	$9,979	$—	$—
There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2023 or 2022.
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

The table below presents certain impaired loans that were remeasured and reported at fair value through the ALL or ACL based upon the fair value of the underlying collateral during the reported periods:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Carrying value of impaired loans before allowance	$633	$3,149	$4,114
Specific allowance	(100)	(306)	(79)
Fair value of impaired loans	$533	$2,843	$4,035
The Company had no financial liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2023, 2022, and 2021.
Nonfinancial Assets and Liabilities: Certain nonfinancial assets and nonfinancial liabilities are measured at fair value on a nonrecurring basis. These include certain foreclosed assets, which are remeasured and reported at fair value through a charge-off to the ACL upon initial recognition as a foreclosed asset. Subsequent to their initial recognition, certain foreclosed assets are remeasured at fair value through an adjustment included in other noninterest income. The fair value of foreclosed assets is estimated using Level 3 inputs based on customized discounting criteria less estimated selling costs.
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$69	$—	$266
Charge-offs	—	—	—
Fair value of foreclosed assets	$69	$—	$266
The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value during the reported periods:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$—	$133
Write-downs	—	—	(34)
Fair value of foreclosed assets	$—	$—	$99
The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2023, 2022, and 2021.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
December 31, 2023
Impaired loans	$1,754	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	24.05%
Foreclosed assets	$69	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2022
Impaired loans	$7,254	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.16%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of December 31, 2023 and 2022, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and due from banks	$53,062	$53,062	$53,062	$—	$—
Interest-bearing deposits in other banks	$252,364	$252,364	$252,364	$—	$—
Securities AFS	$570,092	$570,092	$—	$570,092	$—
Securities HTM	$141,236	$119,029	$—	$119,029	$—
Equity securities	$2,965	$2,965	$2,965	$—	$—
Nonmarketable equity securities	$2,239	$2,239	$—	$2,239	$—
Loans HFS	$1,306	$1,306	$—	$1,306	$—
Loans HFI, net of allowance	$1,971,522	$1,820,573	$—	$—	$1,820,573
Accrued interest receivable	$9,945	$9,945	$—	$—	$9,945
Financial liabilities:
Deposits	$2,801,888	$2,796,303	$—	$2,796,303	$—
Accrued interest payable	$8,000	$8,000	$—	$8,000	$—

December 31, 2022
Financial assets:
Cash and due from banks	$37,824	$37,824	$37,824	$—	$—
Interest-bearing deposits in other banks	$240,568	$240,568	$240,568	$—	$—
Securities AFS	$614,407	$614,407	$—	$614,407	$—
Securities HTM	$151,683	$132,407	$—	$132,407	$—
Equity securities	$9,979	$9,979	$9,979	$—	$—
Nonmarketable equity securities	$3,478	$3,478	$—	$3,478	$—
Loans HFS	$518	$518	$—	$518	$—
Loans HFI, net of allowance	$1,895,639	$1,807,772	$—	$—	$1,807,772
Accrued interest receivable	$8,830	$8,830	$—	$—	$8,830
Financial liabilities:
Deposits	$2,798,936	$2,787,198	$—	$2,787,198	$—
Accrued interest payable	$1,563	$1,563	$—	$1,563	$—
15.    Regulatory Capital Requirements
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of December 31, 2023, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of December 31, 2023, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Because the Company had less than $3.0 billion in assets as of each of the June 30th measurement dates starting with the Economic Growth Act’s enactment and going through June 30, 2021, the Company has received benefits under the Policy Statement through 2022, except with regard to the timing of the Red River Bank safety and soundness exam by the FDIC and the OFI. Due to the timing of the asset balance determination for the Red River Bank safety and soundness examination, a 12-month examination cycle began in the second half of 2022. As of June 30, 2022 and 2023, the last applicable measurement dates, the Company had more than $3.0 billion in assets. Therefore, effective January 1, 2023, the Company no longer receives any benefits under the Policy Statement and became subject to consolidated capital requirements.
Capital amounts and ratios for the Company as of December 31, 2023 and 2022, are presented in the following table:

			Regulatory Requirement
	Actual		Minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Risk-Based Capital	$384,577	18.28%	$220,905	10.50%
Tier I Risk-Based Capital	$362,799	17.24%	$178,828	8.50%
Common Equity Tier I Capital	$362,799	17.24%	$147,270	7.00%
Tier I Leverage Capital	$362,799	11.56%	$125,575	4.00%

December 31, 2022
Total Risk-Based Capital	$356,001	17.39%	N/A	N/A
Tier I Risk-Based Capital	$335,373	16.38%	N/A	N/A
Common Equity Tier I Capital	$335,373	16.38%	N/A	N/A
Tier I Leverage Capital	$335,373	10.71%	N/A	N/A
(1)Due to the full phase-in of the CCB, these are the Basel III regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.
Capital amounts and ratios for the Bank as of December 31, 2023 and 2022, are presented in the following table:

			Regulatory Requirements
	Actual		Minimum(1)		Well-Capitalized(2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Risk-Based Capital	$378,582	18.00%	$220,850	10.50%	$210,333	10.00%
Tier I Risk-Based Capital	$356,804	16.96%	$178,783	8.50%	$168,266	8.00%
Common Equity Tier I Capital	$356,804	16.96%	$147,233	7.00%	$136,716	6.50%
Tier I Leverage Capital	$356,804	11.37%	$125,538	4.00%	$156,923	5.00%

December 31, 2022
Total Risk-Based Capital	$344,867	16.85%	$214,915	10.50%	$204,681	10.00%
Tier I Risk-Based Capital	$324,239	15.84%	$173,979	8.50%	$163,745	8.00%
Common Equity Tier I Capital	$324,239	15.84%	$143,277	7.00%	$133,043	6.50%
Tier I Leverage Capital	$324,239	10.35%	$125,252	4.00%	$156,565	5.00%
(1)Due to the full phase-in of the CCB, these are the Basel III regulatory minimum amounts and ratios. These amounts and ratios were labeled as “Minimum Plus CCB” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and prior filings.
(2)This column refers to the prompt corrective action requirements applicable to banks.

Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.
As of December 31, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
16.    Equity Events
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
Taking into consideration the Company’s performance and capital levels, cash dividends were paid in 2023, 2022, and 2021.
Stock Repurchase Programs
On November 4, 2022, the Company’s board of directors approved the renewal of the 2022 stock repurchase program that expired on December 31, 2022. The 2023 stock repurchase program authorized the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2023 through December 31, 2023. For the year ended December 31, 2023, the Company repurchased 101,298 shares of its common stock at an aggregate cost of $5.0 million, and reached the 2023 stock repurchase program purchase limit. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions. As of December 31, 2023, there were no available funds remaining under the 2023 stock repurchase program.
On December 14, 2023, the Company’s board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The 2024 stock repurchase program has similar terms to the 2023 stock repurchase program and authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of December 31, 2023, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $14.4 million, of which $11.4 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	Years Ended December 31,
(in thousands, except share amounts)	2023	2022	2021
Numerator:
Net income - basic	$34,879	$36,916	$32,952
Net income - diluted	$34,879	$36,916	$32,952

Denominator:
Weighted average shares outstanding - basic	7,164,314	7,180,975	7,281,136
Plus: Effect of Director Compensation Program	741	1,655	923
Plus: Effect of restricted stock	16,673	14,823	17,661
Weighted average shares outstanding - diluted	7,181,728	7,197,453	7,299,720

Earnings per common share:
Basic	$4.87	$5.14	$4.53
Diluted	$4.86	$5.13	$4.51

18.    Quarterly Results of Operations (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for each of the eight consecutive quarters in the fiscal years of 2023 and 2022. This information is derived from unaudited consolidated financial statements that include, in the Company’s opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the years ended December 31, 2023 and 2022.

	2023
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$32,041	$30,324	$28,471	$27,732
Interest expense	10,747	9,599	6,961	4,823
Net interest income	21,294	20,725	21,510	22,909
Provision for credit losses	250	185	300	—
Net interest income after provision for credit losses	21,044	20,540	21,210	22,909
Noninterest income	5,187	5,581	6,007	4,340
Operating expenses	16,023	16,230	16,132	15,488
Income tax expense	1,916	1,870	2,117	2,163
Net income	$8,292	$8,021	$8,968	$9,598
Earnings per share
Basic	$1.16	$1.12	$1.25	$1.34
Diluted	$1.16	$1.12	$1.25	$1.33

	2022
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$26,982	$24,886	$22,498	$20,009
Interest expense	3,308	1,798	1,349	1,281
Net interest income	23,674	23,088	21,149	18,728
Provision for loan losses	750	600	250	150
Net interest income after provision for loan losses	22,924	22,488	20,899	18,578
Noninterest income	4,619	4,867	4,860	4,402
Operating expenses	15,082	15,041	14,471	14,062
Income tax expense	2,270	2,128	2,141	1,526
Net income	$10,191	$10,186	$9,147	$7,392
Earnings per share
Basic	$1.42	$1.42	$1.27	$1.03
Diluted	$1.42	$1.42	$1.27	$1.03
19.    Subsequent Events
Management has evaluated subsequent events and transactions through March 15, 2024, the date that the financial statements were available to be issued. On March 13, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of the Company’s common stock, no par value per share for a total purchase price of approximately $10.0 million. The repurchase was supplemental to the Company’s $5.0 million stock repurchase program and did not impact the amount of permitted repurchases thereunder.

20.    Parent Company Financial Statements

PARENT COMPANY
BALANCE SHEETS

(dollars in thousands, except share amounts)	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$5,516	$10,795
Investment in subsidiary bank	297,856	254,619
Other assets	524	370
Total Assets	$303,896	$265,784
LIABILITIES
Accrued expenses and other liabilities	45	31
Total Liabilities	45	31
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 7,091,637 and 7,183,915 shares, respectively	55,136	60,050
Additional paid-in capital	2,407	2,088
Retained earnings	306,802	274,781
Accumulated other comprehensive income (loss)	(60,494)	(71,166)
Total Stockholders’ Equity	303,851	265,753
Total Liabilities and Stockholders’ Equity	$303,896	$265,784

PARENT COMPANY
STATEMENTS OF INCOME

(in thousands)	Years ended December 31,
	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Dividend income from subsidiaries	$2,500	$—	$—
Total Interest and Dividend Income	2,500	—	—
NONINTEREST INCOME
Other income	2	1	—
Total Noninterest Income	2	1	—
OPERATING EXPENSES
Technology expenses	105	52	88
Legal and professional expenses	764	837	571
Advertising	—	2	2
Other operating expenses	89	32	15
Total Operating Expenses	958	923	676
Income (Loss) Before Income Tax Expense (Benefit)	1,544	(922)	(676)
Income tax expense (benefit)	(201)	(194)	(143)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	1,745	(728)	(533)
Equity in undistributed earnings of subsidiaries	33,134	37,644	33,485
Net Income	$34,879	$36,916	$32,952

PARENT COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,879	$36,916	$32,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(33,134)	(37,644)	(33,485)
Other operating activities, net	424	322	354
Net cash provided by (used in) operating activities	2,169	(406)	(179)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution in partnerships	(160)	(175)	(173)
Net cash provided by (used in) investing activities	(160)	(175)	(173)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(4,999)	(218)	(7,878)
Cash dividends	(2,289)	(2,011)	(2,033)
Net cash provided by (used in) financing activities	(7,288)	(2,229)	(9,911)
Net change in cash and cash equivalents	(5,279)	(2,810)	(10,263)
Cash and cash equivalents - beginning of year	10,795	13,605	23,868
Cash and cash equivalents - end of year	$5,516	$10,795	$13,605

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Report, an evaluation was performed by our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Report.
Management’s annual report on internal control over financial reporting
Management of Red River Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well-designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.
EisnerAmper, an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2023, included in this Report. Postlethwaite and Netterville, an independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2022 and 2021, included in this Report. Their reports are included in “Item 8. Financial Statements and Supplementary Data.” This Report does not include an attestation report of either registered public accounting firm on our internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)The following consolidated financial statements are incorporated by reference from “Item 8. Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm (PCAOB ID 274)
Report of Independent Registered Public Accounting Firm (PCAOB ID 396)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to the Consolidated Financial Statements
(2)All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto, which is included in Part II, Item 8 of this Report.
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

10.3
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

10.5
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
10.12
Amendment No. 1 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.14 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.13
Amendment No. 2 to the Supplemental Executive Retirement Benefits Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.15 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.14
Composite Form of Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.15
Form of Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.16
Composite Form of Amendment No. 2 to Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.17
Endorsement Method Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.16 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.18
Supplemental Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.19
Endorsement Method Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.17 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.20
Supplemental Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.21
Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.18 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.22
First Amendment to the Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar dated October 1, 2004 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023, file number 001-38888)+

10.23
Supplemental Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.24
Composite Form of Endorsement Method Split-Dollar Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.6 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.25
Supplemental Split-Dollar Agreement between Red River Bank and Isabel V. Carriere (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.26
Form of [Supplemental] Split-Dollar Agreement between Red River Bank and each of Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.7 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.27
Change in Control Agreement between Red River Bancshares, Inc. and Bryon C. Salazar (incorporated by reference to Exhibit 10.19 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.28
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Isabel V. Carriere and Tammi R. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.29
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.30 to Red River Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 18, 2022, file number 001-38888)+

10.30
Supplemental Executive Retirement Benefits Agreement between Red River Bank and G. Bridges Hall, IV (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022, file number 001-38888)+#

10.31
Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Senior Management Employees of Red River Bancshares, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2019, file number 001-38888)+

10.32
Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.22 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 19, 2021, file number 001-38888)+

10.33
Red River Bank 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 99.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-8 filed with the SEC on March 21, 2022, file number 333-263744)+

16.1
Letter from Postlethwaite & Netterville, APAC dated December 15, 2023 (incorporated by reference to Exhibit 16.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2023, file number 001-38888)

21.1	Subsidiaries of Red River Bancshares, Inc.*
23.1	Consent of Postlethwaite & Netterville*

EXHIBIT NUMBER	DESCRIPTION
23.2	Consent of EisnerAmper LLP*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Red River Bancshares, Inc. Incentive-Based Compensation Recovery Policy*
101	The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, is formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreements have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: March 15, 2024	By:	/s/ R. Blake Chatelain
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

Date: March 15, 2024	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2024	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2024	By:	/s/ Teddy R. Price
Teddy R. Price
Chair of the Board

Date: March 15, 2024	By:	/s/ M. Scott Ashbrook
M. Scott Ashbrook
Director

Date: March 15, 2024	By:	/s/ Michael J. Brown
Michael J. Brown, CFA
Director

Date: March 15, 2024	By:	/s/ Kirk D. Cooper
Kirk D. Cooper
Director

Date: March 15, 2024	By:	/s/ Michael D. Crowell
Michael D. Crowell
Director

Date: March 15, 2024	By:	/s/ Anna Brasher Moreau
Anna Brasher Moreau, DDS, MS
Director

Date: March 15, 2024	By:	/s/ Robert A. Nichols
Robert A. Nichols
Director

Date: March 15, 2024	By:	/s/ Willie P. Obey
Willie P. Obey
Director

Date: March 15, 2024	By:	/s/ Don L. Thompson
Don L. Thompson
Director

Date: March 15, 2024	By:	/s/ H. Lindsey Torbett
H. Lindsey Torbett
Director