Form 10-Q
period 2024-03-31
RED RIVER BANCSHARES INC
filed 2024-05-10
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024, the registrant had 6,903,148 shares of common stock, no par value, issued and outstanding.

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
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institutions, accounting, tax, trade, monetary, and fiscal matters; and
•the risk factors found in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in “Part II - Item 1A. Risk Factors” of this Report and other reports and documents we file from time to time with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in “Part II - Item 1A. Risk Factors” of this Report and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law. New risks emerge from time to time, and it is not possible for us to predict what risks will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$19,401	$53,062
Interest-bearing deposits in other banks	210,404	252,364
Total Cash and Cash Equivalents	229,805	305,426
Securities available-for-sale, at fair value (amortized cost of $611,240 and $632,258, respectively)	545,967	570,092
Securities held-to-maturity, at amortized cost (fair value of $114,784 and $119,029, respectively)	139,328	141,236
Equity securities, at fair value	2,934	2,965
Nonmarketable equity securities	2,261	2,239
Loans held for sale	1,653	1,306
Loans held for investment	2,038,072	1,992,858
Allowance for credit losses	(21,564)	(21,336)
Premises and equipment, net	57,539	57,088
Accrued interest receivable	9,995	9,945
Bank-owned life insurance	29,731	29,529
Intangible assets	1,546	1,546
Right-of-use assets	3,091	3,629
Other assets	32,940	32,287
Total Assets	$3,073,298	$3,128,810
LIABILITIES
Noninterest-bearing deposits	$895,439	$916,456
Interest-bearing deposits	1,850,452	1,885,432
Total Deposits	2,745,891	2,801,888
Accrued interest payable	8,959	8,000
Lease liabilities	3,215	3,767
Accrued expenses and other liabilities	15,919	11,304
Total Liabilities	2,773,984	2,824,959
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,892,448 and 7,091,637 shares, respectively	45,177	55,136
Additional paid-in capital	2,485	2,407
Retained earnings	314,352	306,802
Accumulated other comprehensive income (loss)	(62,700)	(60,494)
Total Stockholders’ Equity	299,314	303,851
Total Liabilities and Stockholders’ Equity	$3,073,298	$3,128,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$25,893	$21,764
Interest on securities	4,064	3,567
Interest on federal funds sold	—	635
Interest on deposits in other banks	3,039	1,738
Dividends on stock	22	28
Total Interest and Dividend Income	33,018	27,732
INTEREST EXPENSE
Interest on deposits	11,655	4,823
Total Interest Expense	11,655	4,823
Net Interest Income	21,363	22,909
Provision for credit losses	300	—
Net Interest Income After Provision for Credit Losses	21,063	22,909
NONINTEREST INCOME
Service charges on deposit accounts	1,368	1,393
Debit card income, net	1,022	934
Mortgage loan income	456	275
Brokerage income	987	807
Loan and deposit income	492	477
Bank-owned life insurance income	202	179
Gain (Loss) on equity securities	(31)	31
SBIC income	352	180
Other income (loss)	80	64
Total Noninterest Income	4,928	4,340
OPERATING EXPENSES
Personnel expenses	9,550	9,000
Occupancy and equipment expenses	1,616	1,717
Technology expenses	709	748
Advertising	337	281
Other business development expenses	475	436
Data processing expense	347	400
Other taxes	737	686
Loan and deposit expenses	(42)	205
Legal and professional expenses	618	516
Regulatory assessment expenses	404	406
Other operating expenses	1,122	1,093
Total Operating Expenses	15,873	15,488
Income Before Income Tax Expense	10,118	11,761
Income tax expense	1,930	2,163
Net Income	$8,188	$9,598
EARNINGS PER SHARE
Basic	$1.16	$1.34
Diluted	$1.16	$1.33
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$8,188	$9,598
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(3,107)	2,957
Tax effect	653	(620)
Change in unrealized net loss on securities transferred to held-to-maturity	314	365
Tax effect	(66)	(77)
Total other comprehensive income (loss)	(2,206)	2,625
Comprehensive Income (Loss)	$5,982	$12,223
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	9,598	—	9,598
Stock incentive plan	—	—	69	—	—	69
Forfeiture of restricted shares of common stock	(1,130)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	84	—	—	—	84
Repurchase of common stock	(6,795)	(346)	—	—	—	(346)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	2,625	2,625
Balance as of March 31, 2023	7,177,650	$59,788	$2,157	$283,236	$(68,541)	$276,640

Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	8,188	—	8,188
Stock incentive plan	—	—	78	—	—	78
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock	(200,000)	(10,000)	—	—	—	(10,000)
Cash dividend - $0.09 per share	—	—	—	(638)	—	(638)
Other comprehensive income (loss)	—	—	—	—	(2,206)	(2,206)
Balance as of March 31, 2024	6,892,448	$45,177	$2,485	$314,352	$(62,700)	$299,314
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,188	$9,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	600	546
Amortization	131	174
Share-based compensation earned	78	69
Share-based board compensation earned	23	10
Net (accretion) amortization on securities AFS	329	525
Net (accretion) amortization on securities HTM	(306)	(356)
(Gain) Loss on equity securities	31	(31)
Provision for credit losses	300	—
Deferred income tax (benefit) expense	587	(351)
Net (increase) decrease in loans HFS	(347)	(1,528)
Net (increase) decrease in accrued interest receivable	(50)	433
Net (increase) decrease in BOLI	(202)	(179)
Net increase (decrease) in accrued interest payable	959	870
Net increase (decrease) in accrued income taxes payable	1,415	2,515
Other operating activities, net	2,683	1,035
Net cash provided by (used in) operating activities	14,419	13,330
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	37,330	13,800
Purchases	(16,641)	(8,755)
Activity in securities HTM:
Maturities, principal repayments, and calls	2,214	2,622
Sale of equity securities	—	6,000
Purchase of nonmarketable equity securities	—	(28)
Capital contribution in partnerships	(40)	(786)
Net (increase) decrease in loans HFI	(45,286)	(5,657)
Proceeds from sales of foreclosed assets	69	—
Purchases of premises and equipment	(1,051)	(1,229)
Net cash provided by (used in) investing activities	(23,405)	5,967
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(55,997)	(67,551)
Repurchase of common stock	(10,000)	(346)
Cash dividends	(638)	(574)
Net cash provided by (used in) financing activities	(66,635)	(68,471)
Net change in cash and cash equivalents	(75,621)	(49,174)
Cash and cash equivalents - beginning of period	305,426	278,392
Cash and cash equivalents - end of period	$229,805	$229,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$10,696	$3,953
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$—	$22
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recent Accounting Pronouncements
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Even though the Company has a single reportable segment, all the disclosures required by this update are required. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate theses disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The guidance issued in this update was designed to improve GAAP by adding an illustrative example that clarifies when the scope guidance of Topic 718 should be applied, since diversity in practice exists. This ASU does not change existing guidance. The standard is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented or prospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. The guidance issued in this update amends the codification to remove references to various Financial Accounting Standards Board Concept Statements. The codification will be updated to clarify or correct unintended application of guidance that are not expected to have any significant effect on current accounting practice or cost to most entities. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $688.2 million as of March 31, 2024.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2024, the estimated fair value of securities AFS was $546.0 million. The net unrealized loss on securities AFS increased $3.1 million for the three months ended March 31, 2024, resulting in a net unrealized loss of $65.3 million as of March 31, 2024.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2024, the amortized cost of securities HTM was $139.3 million.
Investment activity for the three months ended March 31, 2024, included $39.5 million in maturities, principal repayments, and calls, partially offset by $16.6 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$285,517	$220	$(32,229)	$253,508
Municipal bonds	209,678	1	(30,172)	179,507
U.S. Treasury securities	69,014	—	(1,246)	67,768
U.S. agency securities	47,031	18	(1,865)	45,184
Total Securities AFS	$611,240	$239	$(65,512)	$545,967

Securities HTM:
Mortgage-backed securities	$138,404	$—	$(24,428)	$113,976
U.S. agency securities	924	—	(116)	808
Total Securities HTM	$139,328	$—	$(24,544)	$114,784

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

The amortized cost and estimated fair value of securities AFS and securities HTM as of March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2024
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$72,721	$71,568
After one year but within five years	37,179	35,768
After five years but within ten years	109,548	102,109
After ten years	391,792	336,522
Total Securities AFS	$611,240	$545,967

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	924	808
After ten years	138,404	113,976
Total Securities HTM	$139,328	$114,784
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of March 31, 2024 and December 31, 2023. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of March 31, 2024 and December 31, 2023.
Accrued interest receivable totaled $2.9 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS and securities HTM with gross unrealized losses as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	March 31, 2024
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(174)	$27,769	$(32,055)	$201,151
Municipal bonds	(26)	2,241	(30,146)	175,367
U.S. Treasury securities	—	—	(1,246)	67,768
U.S. agency securities	(80)	21,740	(1,785)	13,763
Total Securities AFS	$(280)	$51,750	$(65,232)	$458,049

Securities HTM:
Mortgage-backed securities	$—	$—	$(24,428)	$113,976
U.S. agency securities	—	—	(116)	808
Total Securities HTM	$—	$—	$(24,544)	$114,784

	December 31, 2023
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(35)	$19,383	$(31,193)	$206,518
Municipal bonds	(83)	4,815	(27,649)	176,098
U.S. Treasury securities	—	—	(1,912)	90,142
U.S. agency securities	(82)	19,301	(1,625)	14,475
Total Securities AFS	$(200)	$43,499	$(62,379)	$487,233

Securities HTM:
Mortgage-backed securities	$—	$—	$(22,098)	$118,216
U.S. agency securities	—	—	(109)	813
Total Securities HTM	$—	$—	$(22,207)	$119,029
As of March 31, 2024, the Company held 547 securities AFS and securities HTM that were in unrealized loss positions. The aggregate unrealized loss of these securities as of March 31, 2024, was 12.00% of the amortized cost basis of total debt securities.
For the three months ended March 31, 2024 and 2023, there were no proceeds from sales and calls of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of March 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $31,000 for the three months ended March 31, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Pledged Securities
Securities with carrying values of approximately $254.2 million and $230.9 million were used as collateral as of March 31, 2024 and December 31, 2023, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	March 31, 2024	December 31, 2023
Real estate:
Commercial real estate	$870,085	$851,582
One-to-four family residential	608,617	599,487
Construction and development	116,181	125,238
Commercial and industrial	347,094	315,327
Tax-exempt	67,548	72,913
Consumer	28,547	28,311
Total loans HFI	$2,038,072	$1,992,858
Total loans HFS	$1,653	$1,306
Accrued interest receivable on loans HFI totaled $6.9 million and $6.8 million as of March 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the provisions of ASC 326 using the modified retrospective method. The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the three months ended March 31, 2024:

(in thousands)	Beginning Balance December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance March 31, 2024
Real Estate:
Commercial real estate	$9,118	$115	$—	$—	$9,233
One-to-four family residential	7,484	49	—	3	7,536
Construction and development	1,309	(117)	—	—	1,192
Commercial and industrial	2,553	258	(51)	15	2,775
Tax-exempt	575	(50)	—	—	525
Consumer	297	45	(80)	41	303
Total allowance for credit losses	$21,336	$300	$(131)	$59	$21,564
The following table summarizes the activity in the ACL by category for the twelve months ended December 31, 2023:

(in thousands)	Beginning Balance December 31, 2022	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance December 31, 2023
Real estate:
Commercial real estate	$7,720	$876	$522	$—	$—	$9,118
One-to-four family residential	5,682	1,231	584	(23)	10	7,484
Construction and development	1,654	(444)	108	(9)	—	1,309
Commercial and industrial	4,350	(822)	(947)	(58)	30	2,553
Tax-exempt	751	(427)	251	—	—	575
Consumer	471	(136)	217	(383)	128	297
Total allowance for credit losses	$20,628	$278	$735	$(473)	$168	$21,336

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$711	$711
One-to-four family residential	—	568	568
Construction and development	—	—	—
Commercial and industrial	706	138	844
Tax-exempt	—	—	—
Consumer	—	134	134
Total loans HFI	$706	$1,551	$2,257
The following table presents nonaccrual loans as of December 31, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$714	$714
One-to-four family residential	—	269	269
Construction and development	—	—	—
Commercial and industrial	709	135	844
Tax-exempt	—	—	—
Consumer	—	132	132
Total loans HFI	$709	$1,250	$1,959
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three months ended March 31, 2024 and 2023.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of March 31, 2024:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$—	$—	$678	$869,407	$870,085	$—
One-to-four family residential	427	238	663	607,289	608,617	260
Construction and development	884	—	—	115,297	116,181	—
Commercial and industrial	509	35	810	345,740	347,094	8
Tax-exempt	—	—	—	67,548	67,548	—
Consumer	35	14	53	28,445	28,547	5
Total loans HFI	$1,855	$287	$2,204	$2,033,726	$2,038,072	$273

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

Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period.
As of March 31, 2024, the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024, was as follows:

(dollars in thousands)	Term Extension	Percent of Loan Category	Financial Effect
Real estate:
Commercial real estate	$—	—%
One-to-four family residential	235	—%	Amortization period was extended by a weighted-average of 4.72 years
Construction and development	—	—%
Commercial and industrial	—	—%
Tax-exempt	—	—%
Consumer	—	—%
Total loans modified	$235	—%
As of March 31, 2023, no loan modifications were made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

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

As of March 31, 2024, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of March 31, 2024:

	Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$42,266	$125,320	$258,747	$233,896	$74,648	$107,172	$17,429	$859,478
Special mention	—	73	—	3,155	—	5,036	—	8,264
Substandard	—	184	769	679	—	711	—	2,343
Total	$42,266	$125,577	$259,516	$237,730	$74,648	$112,919	$17,429	$870,085

One-to-four family residential
Pass	$26,614	$119,106	$132,242	$123,959	$87,673	$99,639	$16,846	$606,079
Special mention	—	—	—	—	—	259	—	259
Substandard	—	—	183	44	36	1,206	810	2,279
Total	$26,614	$119,106	$132,425	$124,003	$87,709	$101,104	$17,656	$608,617

Construction and development
Pass	$13,842	$57,249	$35,567	$4,860	$1,660	$2,393	$345	$115,916
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	265	—	265
Total	$13,842	$57,249	$35,567	$4,860	$1,660	$2,658	$345	$116,181

Commercial and industrial
Pass	$25,699	$69,171	$43,628	$46,930	$12,834	$6,724	$130,526	$335,512
Special mention	—	1,159	914	4,518	—	675	3,356	10,622
Substandard	—	4	—	54	4	102	796	960
Total	$25,699	$70,334	$44,542	$51,502	$12,838	$7,501	$134,678	$347,094

Tax-exempt
Pass	$707	$933	$14,976	$6,759	$13,334	$30,839	$—	$67,548
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$707	$933	$14,976	$6,759	$13,334	$30,839	$—	$67,548

Consumer
Pass	$5,710	$12,719	$5,801	$2,012	$707	$382	$1,079	$28,410
Special mention	—	—	—	—	—	—	—	—
Substandard	—	4	26	—	—	99	8	137
Total	$5,710	$12,723	$5,827	$2,012	$707	$481	$1,087	$28,547

Total loans HFI	$114,838	$385,922	$492,853	$426,866	$190,896	$255,502	$171,195	$2,038,072

Current period gross charge-offs	$—	$3	$—	$—	$—	$—	$128	$131

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2024 and December 31, 2023, unfunded loan commitments totaled approximately $390.0 million and $372.0 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2024 and December 31, 2023, commitments under standby letters of credit totaled approximately $14.1 million and $15.4 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments based on estimates of expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of March 31, 2024 and December 31, 2023, the reserve on unfunded commitments was $442,000.
4.    Deposits
Deposits were $2.75 billion and $2.80 billion as of March 31, 2024 and December 31, 2023, respectively. The $56.0 million decrease was primarily a result of the seasonal outflow of funds from public entity customers, partially offset by an increase in new consumer time deposit activity. Deposits are summarized below:

(in thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing demand deposits	$895,439	$916,456
Interest-bearing deposits:
Interest-bearing demand deposits	132,523	138,380
NOW accounts	385,585	468,483
Money market accounts	557,139	541,607
Savings accounts	176,777	173,741
Time deposits less than or equal to $250,000	406,369	392,094
Time deposits greater than $250,000	192,059	171,127
Total interest-bearing deposits	1,850,452	1,885,432
Total deposits	$2,745,891	$2,801,888
Collateral for Deposits
As of March 31, 2024 and December 31, 2023, securities and FHLB letters of credit with values of approximately $226.1 million and $287.4 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under these agreements.
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
Fair Value Disclosure
Securities AFS, loans HFS, and equity securities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent loans, foreclosed assets, and other certain assets. The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
Loans HFI: The Company does not record loans HFI at fair value on a recurring basis. Loans for which it was probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are evaluated individually to determine if any credit loss exists. For loans evaluated on an individual basis that are collateral dependent, the fair value is estimated by applying a discount factor to the collateral value then deducting the estimated cost to sell. For loans evaluated on an individual basis that are not collateral dependent, the discounted cash flow method is utilized to determine the fair value. When a loan experiences a credit loss with specific allocated losses determined by the fair value method, the Company considers the collateral dependent loan as nonrecurring Level 3.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Loans HFS	$1,653	$—	$1,653	$—
Securities AFS:
Mortgage-backed securities	$253,508	$—	$253,508	$—
Municipal bonds	$179,507	$—	$179,507	$—
U.S. Treasury securities	$67,768	$—	$67,768	$—
U.S. agency securities	$45,184	$—	$45,184	$—
Equity securities	$2,934	$2,934	$—	$—

December 31, 2023
Loans HFS	$1,306	$—	$1,306	$—
Securities AFS:
Mortgage-backed securities	$257,960	$—	$257,960	$—
Municipal bonds	$184,129	$—	$184,129	$—
U.S. Treasury securities	$90,142	$—	$90,142	$—
U.S. agency securities	$37,861	$—	$37,861	$—
Equity securities	$2,965	$2,965	$—	$—

There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2024 or the year ended December 31, 2023.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Financial Assets and Financial Liabilities: Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a nonrecurring basis include certain individually evaluated collateral dependent loans reported at fair value of the underlying collateral if repayment is expected solely from the collateral. Prior to foreclosure of these loans, fair value of the collateral is estimated using Level 3 inputs based on customized discounting criteria.
The table below presents certain individually evaluated collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral during the reported periods:

	For the Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Carrying value before allowance	$808	$102
Specific allowance	(57)	(25)
Fair value	$751	$77
The Company had no financial liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2024 and March 31, 2023.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	For the Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$22
Charge-offs	—	—
Fair value of foreclosed assets	$—	$22
There were no foreclosed assets that were remeasured subsequent to initial recognition for the three months ended March 31, 2024 and March 31, 2023.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2024 and March 31, 2023.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
March 31, 2024
Collateral dependent loans	$2,424	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	18.96%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2023
Collateral dependent loans	$1,754	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	24.05%
Foreclosed assets	$69	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of March 31, 2024 and December 31, 2023, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and due from banks	$19,401	$19,401	$19,401	$—	$—
Interest-bearing deposits in other banks	$210,404	$210,404	$210,404	$—	$—
Securities AFS	$545,967	$545,967	$—	$545,967	$—
Securities HTM	$139,328	$114,784	$—	$114,784	$—
Equity securities	$2,934	$2,934	$2,934	$—	$—
Nonmarketable equity securities	$2,261	$2,261	$—	$2,261	$—
Loans HFS	$1,653	$1,653	$—	$1,653	$—
Loans HFI, net of allowance	$2,016,508	$1,861,264	$—	$—	$1,861,264
Accrued interest receivable	$9,995	$9,995	$—	$—	$9,995
Financial liabilities:
Deposits	$2,745,891	$2,739,913	$—	$2,739,913	$—
Accrued interest payable	$8,959	$8,959	$—	$8,959	$—

December 31, 2023
Financial assets:
Cash and due from banks	$53,062	$53,062	$53,062	$—	$—
Interest-bearing deposits in other banks	$252,364	$252,364	$252,364	$—	$—
Securities AFS	$570,092	$570,092	$—	$570,092	$—
Securities HTM	$141,236	$119,029	$—	$119,029	$—
Equity securities	$2,965	$2,965	$2,965	$—	$—
Nonmarketable equity securities	$2,239	$2,239	$—	$2,239	$—
Loans HFS	$1,306	$1,306	$—	$1,306	$—
Loans HFI, net of allowance	$1,971,522	$1,820,573	$—	$—	$1,820,573
Accrued interest receivable	$9,945	$9,945	$—	$—	$9,945
Financial liabilities:
Deposits	$2,801,888	$2,796,303	$—	$2,796,303	$—
Accrued interest payable	$8,000	$8,000	$—	$8,000	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of March 31, 2024, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of March 31, 2024, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Effective January 1, 2023, the Company no longer receives any benefits under the Policy Statement and became subject to consolidated capital requirements. As of the June 30, 2023 measurement date, the Company had more than $3.0 billion in assets and remains subject to consolidated capital requirements.
Capital amounts and ratios for the Company as of March 31, 2024 and December 31, 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Risk-Based Capital	$382,474	17.84%	$225,060	10.50%
Tier I Risk-Based Capital	$360,468	16.82%	$182,192	8.50%
Common Equity Tier I Capital	$360,468	16.82%	$150,040	7.00%
Tier I Leverage Capital	$360,468	11.44%	$126,004	4.00%

December 31, 2023
Total Risk-Based Capital	$384,577	18.28%	$220,905	10.50%
Tier I Risk-Based Capital	$362,799	17.24%	$178,828	8.50%
Common Equity Tier I Capital	$362,799	17.24%	$147,270	7.00%
Tier I Leverage Capital	$362,799	11.56%	$125,575	4.00%
Capital amounts and ratios for the Bank as of March 31, 2024 and December 31, 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Risk-Based Capital	$375,267	17.51%	$225,020	10.50%	$214,305	10.00%
Tier I Risk-Based Capital	$353,261	16.48%	$182,159	8.50%	$171,444	8.00%
Common Equity Tier I Capital	$353,261	16.48%	$150,013	7.00%	$139,298	6.50%
Tier I Leverage Capital	$353,261	11.22%	$125,983	4.00%	$157,479	5.00%

December 31, 2023
Total Risk-Based Capital	$378,582	18.00%	$220,850	10.50%	$210,333	10.00%
Tier I Risk-Based Capital	$356,804	16.96%	$178,783	8.50%	$168,266	8.00%
Common Equity Tier I Capital	$356,804	16.96%	$147,233	7.00%	$136,716	6.50%
Tier I Leverage Capital	$356,804	11.37%	$125,538	4.00%	$156,923	5.00%
(1)This column refers to the prompt corrective action requirements applicable to banks.
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

As of March 31, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended March 31,
(in thousands, except share amounts)	2024	2023
Numerator:
Net income - basic	$8,188	$9,598
Net income - diluted	$8,188	$9,598

Denominator:
Weighted average shares outstanding - basic	7,050,048	7,182,782
Plus: Effect of Director Compensation Program	452	216
Plus: Effect of restricted stock	16,209	13,356
Weighted average shares outstanding - diluted	7,066,709	7,196,354

Earnings per common share:
Basic	$1.16	$1.34
Diluted	$1.16	$1.33
10.    Equity
Stock Repurchases
On December 14, 2023, the Company’s board of directors approved the renewal of its 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The renewed program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended March 31, 2024, the Company repurchased no shares of its common stock under the stock repurchase program. As of March 31, 2024, the Company had $5.0 million available for repurchasing its common stock under this program.
On March 13, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of the Company’s common stock for a total purchase price of $10.0 million. The repurchase was supplemental to the Company’s $5.0 million stock repurchase program and did not impact the amount of permitted repurchases thereunder.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $14.1 million, of which $11.1 million, net of tax, was included in AOCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2023 through March 31, 2024, and on our results of operations for the quarters ended March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and March 31, 2023.
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, and information presented elsewhere in this Report, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and “Part II - Item 1A. Risk Factors” in this Report. Also, see risk factors and other cautionary statements described in “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
FIRST QUARTER 2024 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the first quarter of 2024, the Company had a consistent net interest margin and consistent earnings, higher loans, and slightly lower deposits and assets. A significant stock buyback transaction was completed, and the quarterly dividend was increased to $0.09 per common share.
•Net income for the first quarter of 2024 was $8.2 million, or $1.16 diluted EPS, a decrease of $104,000, or 1.3%, compared to $8.3 million, or $1.16 diluted EPS, for the fourth quarter of 2023. Net income in the first quarter benefited from approximately $800,000 of nonrecurring noninterest income payments and operating expense reduction items.
•For the first quarter of 2024, the return on assets was 1.07%, and the return on equity was 10.77%.
•Net interest income and net interest margin FTE were fairly consistent between the first quarter of 2024 and the prior quarter. Net interest income for the first quarter of 2024 was $21.4 million compared to $21.3 million for the prior quarter. Net interest margin FTE for the first quarter of 2024 was 2.83% compared to 2.82% for the prior quarter. These results were due to improved yields on securities and loans offset by higher deposit costs.
•As of March 31, 2024, assets were $3.07 billion, which was $55.5 million, or 1.8%, lower than December 31, 2023. The decrease was due to a $56.0 million decrease in deposits.
•Deposits totaled $2.75 billion as of March 31, 2024, a decrease of $56.0 million, or 2.0%, compared to $2.80 billion as of December 31, 2023. This decrease was mainly due to the seasonal outflow of funds from public entity customers.
•As of March 31, 2024, loans HFI were $2.04 billion, an increase of $45.2 million, or 2.3%, compared to $1.99 billion as of December 31, 2023. The growth in loans HFI was primarily a result of new loan activity in various markets across Louisiana.
•In the first quarter of 2024, average liquid assets, which are cash and cash equivalents, decreased $26.6 million to $254.7 million, compared to $281.3 million for the fourth quarter of 2023. The liquid assets to assets ratio was 7.48% as of March 31, 2024.

•As of March 31, 2024, NPAs were $2.5 million, or 0.08% of assets, and the ACL was $21.6 million, or 1.06% of loans HFI.
•We paid a quarterly cash dividend of $0.09 per common share in the first quarter of 2024, up from $0.08 per common share for each quarter in 2023.
•On March 13, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of the Company’s common stock for a total purchase price of $10.0 million. This repurchase was supplemental to the Company’s publicly announced stock repurchase program, and as of March 31, 2024, all $5.0 million of the 2024 stock repurchase program was available. The stock repurchase program is effective through December 31, 2024.
•As of March 31, 2024, capital levels were strong with a stockholders’ equity to assets ratio of 9.74%, a leverage ratio of 11.44%, and a total risk-based capital ratio of 17.84%.
•In January of 2024, Michael J. Brown, CFA, was appointed to the boards of directors of each the Company and the Bank. Mr. Brown’s most recent roles include serving as President of Regional Banking for First Horizon Bank and Chief Operating Officer for IBERIABANK.
•Recently, S&P Global Market Intelligence ranked the Bank 15th of the top 50 best-performing community banks in 2023 with assets between $3.0 and $10.0 billion.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2023 to March 31, 2024
(in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,073,298	$3,128,810	(55,512)	(1.8)%
Interest-bearing deposits in other banks	$210,404	$252,364	(41,960)	(16.6)%
Securities available-for-sale, at fair value	$545,967	$570,092	(24,125)	(4.2)%
Securities held-to-maturity, at amortized cost	$139,328	$141,236	(1,908)	(1.4)%
Loans held for investment	$2,038,072	$1,992,858	45,214	2.3%
Total deposits	$2,745,891	$2,801,888	(55,997)	(2.0)%
Total stockholders’ equity	$299,314	$303,851	(4,537)	(1.5)%

	As of and for the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Net Income	$8,188	$8,292	$9,598

Per Common Share Data:
Earnings per share, basic	$1.16	$1.16	$1.34
Earnings per share, diluted	$1.16	$1.16	$1.33
Book value per share	$43.43	$42.85	$38.54
Tangible book value per share(1,2)	$43.20	$42.63	$38.33
Realized book value per share(1,3)	$52.52	$51.38	$48.09
Cash dividends per share	$0.09	$0.08	$0.08
Shares outstanding	6,892,448	7,091,637	7,177,650
Weighted average shares outstanding, basic	7,050,048	7,128,988	7,182,782
Weighted average shares outstanding, diluted	7,066,709	7,145,870	7,196,354

Summary Performance Ratios:
Return on average assets	1.07%	1.08%	1.28%
Return on average equity	10.77%	11.63%	14.33%
Net interest margin	2.80%	2.78%	3.07%
Net interest margin FTE(4)	2.83%	2.82%	3.13%
Efficiency ratio(5)	60.37%	60.51%	56.84%
Loans HFI to deposits ratio	74.22%	71.13%	70.36%
Noninterest-bearing deposits to deposits ratio	32.61%	32.71%	38.81%
Noninterest income to average assets	0.64%	0.67%	0.58%
Operating expense to average assets	2.07%	2.08%	2.06%

Summary Credit Quality Ratios:
NPAs to assets	0.08%	0.08%	0.08%
Nonperforming loans to loans HFI	0.12%	0.13%	0.12%
ACL to loans HFI	1.06%	1.07%	1.09%
Net charge-offs to average loans	0.00%	0.01%	0.00%

Capital Ratios:
Stockholders’ equity to assets	9.74%	9.71%	9.13%
Tangible common equity to tangible assets(1,6)	9.69%	9.67%	9.08%
Total risk-based capital to risk-weighted assets	17.84%	18.28%	17.89%
Tier 1 risk-based capital to risk-weighted assets	16.82%	17.24%	16.85%
Common equity Tier 1 capital to risk-weighted assets	16.82%	17.24%	16.85%
Tier 1 risk-based capital to average assets	11.44%	11.56%	11.02%
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

RESULTS OF OPERATIONS
Net income for the first quarter of 2024 was $8.2 million, or $1.16 diluted EPS, a decrease of $104,000, or 1.3%, compared to $8.3 million, or $1.16 diluted EPS, for the fourth quarter of 2023. The decrease in net income was due to a $259,000 decrease in noninterest income, a $50,000 increase in the provision for credit losses, and a $14,000 increase in income tax expense, partially offset by a $150,000 decrease in operating expenses and a $69,000 increase in net interest income. The return on assets for the first quarter of 2024 was 1.07%, compared to 1.08% for the fourth quarter of 2023. The return on equity was 10.77% for the first quarter of 2024, compared to 11.63% for the fourth quarter of 2023. Our efficiency ratio for the first quarter of 2024 was 60.37%, compared to 60.51% for the fourth quarter of 2023.
Net income for the three months ended March 31, 2024, was $8.2 million, or $1.16 diluted EPS, a decrease of $1.4 million, or 14.7%, compared to $9.6 million, or $1.33 diluted EPS, for the three months ended March 31, 2023. The decrease in net income was due to a $1.5 million decrease in net interest income, a $385,000 increase in operating expenses, and a $300,000 increase in the provision for credit losses, partially offset by a $588,000 increase in noninterest income and a $233,000 decrease in income tax expense. The return on assets for the three months ended March 31, 2024, was 1.07%, compared to 1.28% for the three months ended March 31, 2023. The return on equity was 10.77% for the three months ended March 31, 2024, compared to 14.33% for the three months ended March 31, 2023. Our efficiency ratio for the three months ended March 31, 2024, was 60.37%, compared to 56.84% for the three months ended March 31, 2023.
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
In 2023, the interest rate environment continued to trend upward. The FOMC increased the federal funds rate by 50 bps in the first quarter of 2023, by 25 bps in the second and third quarters of 2023, and kept the rate consistent through the first quarter of 2024 with a target range of 5.25%-5.50%. The average effective federal funds rate for the first quarter of 2024 and the fourth quarter of 2023 was 5.33% compared to 4.52% for the first quarter of 2023. The net interest income and net interest margin FTE for the first quarter of 2024 were fairly consistent with the prior quarter. However, compared to the first quarter of 2023, both the net interest income and net interest margin FTE for the first quarter of 2024 were impacted by the federal funds rate increases in 2023.
First Quarter of 2024 vs. Fourth Quarter of 2023
Net interest income for the first quarter of 2024 was $21.4 million, which was $69,000, or 0.3%, higher than the fourth quarter of 2023, due to a $977,000 increase in interest and dividend income, offset by a $908,000 increase in interest expense. The increase in interest and dividend income was due to higher interest income on loans and securities, partially offset by lower interest income on short-term liquid assets. Loan income increased $995,000 due to higher rates on new and renewed loans, combined with higher balances in loans HFI. The average rate on new and renewed loans was 7.56% for the first quarter of 2024, compared to 7.39% for the prior quarter. Interest income on securities increased $408,000, primarily due to higher yields on securities recently purchased. Interest income on short-term liquid assets decreased due to lower balances in these accounts during the first quarter. The increase in interest expense was due to higher rates on new and renewed time deposits and larger balances in certain higher cost deposit accounts.
The net interest margin FTE increased one bp to 2.83% for the first quarter of 2024, compared to 2.82% for the prior quarter. This increase was due to improved yields on securities and loans, offset by higher deposit costs. The yield on securities increased 22 bps, due to reinvesting securities cash flows received into new securities at higher yields. The yield on loans increased 15 bps due to higher rates on new and renewed loans. These increases were largely offset by a 33 bp increase in the rate on time deposits during the first quarter. The cost of deposits increased 15 bps to 1.70% for the first quarter of 2024, compared to 1.55% for the previous quarter.
In the first quarter of 2024, the target range for the federal funds rate remained at 5.25%-5.50%. The market’s expectation is that the FOMC will lower the federal funds rate in 2024. During the remainder of 2024, we anticipate receiving approximately $100.0 million in securities cash flows. We expect to redeploy these cash flows into higher yielding assets, which should benefit both net interest income and net interest margin FTE. As of March 31, 2024, floating rate loans were 13.3% of loans HFI, and floating rate transaction deposits were 6.4% of interest-bearing transaction deposits. Depending on balance sheet activity and the movement in interest rates, we expect the net interest margin FTE to improve slightly throughout 2024.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2024 and December 31, 2023:

	For the Three Months Ended
	March 31, 2024			December 31, 2023
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,015,063	$25,893	5.09%	$1,973,513	$24,898	4.94%
Securities - taxable	569,600	3,048	2.14%	568,147	2,634	1.85%
Securities - tax-exempt	197,817	1,016	2.05%	199,480	1,022	2.05%
Interest-bearing deposits in other banks	224,301	3,039	5.42%	250,483	3,438	5.41%
Nonmarketable equity securities	2,240	22	3.95%	2,192	49	8.95%
Total interest-earning assets	3,009,021	$33,018	4.35%	$2,993,815	$32,041	4.20%
Allowance for credit losses	(21,402)			(21,158)
Noninterest-earning assets	100,486			82,225
Total assets	$3,088,105			$3,054,882
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,261,361	$5,680	1.81%	$1,219,766	$5,430	1.77%
Time deposits	582,847	5,975	4.12%	556,815	5,317	3.79%
Total interest-bearing deposits	1,844,208	11,655	2.54%	1,776,581	10,747	2.40%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,844,208	$11,655	2.54%	1,776,581	$10,747	2.40%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	913,114			968,715
Accrued interest and other liabilities	25,055			26,637
Total noninterest-bearing liabilities	938,169			995,352
Stockholders’ equity	305,728			282,949
Total liabilities and stockholders’ equity	$3,088,105			$3,054,882
Net interest income		$21,363			$21,294
Net interest spread			1.81%			1.80%
Net interest margin			2.80%			2.78%
Net interest margin FTE(3)			2.83%			2.82%
Cost of deposits			1.70%			1.55%
Cost of funds			1.56%			1.42%
(1)Includes average outstanding balances of loans HFS of $2.0 million and $2.3 million for the three months ended March 31, 2024 and December 31, 2023, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Net interest income for the three months ended March 31, 2024 was $21.4 million, which was $1.5 million, or 6.7%, lower than $22.9 million for the three months ended March 31, 2023. Net interest income decreased due to a $6.8 million increase in interest expense, partially offset by a $5.3 million increase in interest and dividend income.
The increase in interest expense for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, was due to an increase in deposit rates as we responded to deposit rate pressure, combined with larger balances in higher cost deposit accounts. During 2023, we experienced a change in the deposit mix due to customers moving deposits from lower yielding categories to higher yielding categories. The increase in interest and dividend income for the three months ended March 31, 2024, compared to the same period prior year, was primarily due to higher interest income on loans. Loan income increased $4.1 million due to higher rates on new, renewed, and floating rate loans and a $96.7 million increase in the average balance of loans, when compared to the same period prior year.
Net interest margin FTE decreased 30 bps to 2.83% for the three months ended March 31, 2024, from 3.13% for the three months ended March 31, 2023, due to the increase in the cost of deposits exceeding the increase in the yield on earning assets. The cost of deposits increased 99 bps to 1.70% for the three months ended March 31, 2024, from 0.71% for the three months ended March 31, 2023, due to a 138 bp increase in the rate on interest-bearing deposits, combined with customers moving deposits from lower yielding categories to higher yielding categories in 2023. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits increased 213 and 88 bps, respectively. These rates increased as we continued to respond to deposit rate pressure in 2023.
The net interest margin FTE was positively impacted for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, by the increase in the yield on earning assets. The yield on loans increased 55 bps due to higher rates on new, renewed, and floating rate loans due to the higher interest rate environment. The yield on securities increased 43 bps for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to reinvesting securities cash flows received into new securities at higher yields. In addition, the yield on short-term liquid assets increased 82 bps due to the FOMC’s increases to the target federal funds range, compared to the same period prior year.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,015,063	$25,893	5.09%	$1,918,336	$21,764	4.54%
Securities - taxable	569,600	3,048	2.14%	641,237	2,533	1.59%
Securities - tax-exempt	197,817	1,016	2.05%	205,512	1,034	2.01%
Federal funds sold	—	—	—%	55,411	635	4.58%
Interest-bearing deposits in other banks	224,301	3,039	5.42%	153,667	1,738	4.53%
Nonmarketable equity securities	2,240	22	3.95%	3,478	28	3.24%
Total interest-earning assets	3,009,021	$33,018	4.35%	2,977,641	$27,732	3.73%
Allowance for credit losses	(21,402)			(20,885)
Noninterest-earning assets	100,486			89,031
Total assets	$3,088,105			$3,045,787
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,261,361	$5,680	1.81%	$1,326,547	$3,029	0.93%
Time deposits	582,847	5,975	4.12%	366,214	1,794	1.99%
Total interest-bearing deposits	1,844,208	11,655	2.54%	1,692,761	4,823	1.16%
Other borrowings	—	—	—%	1	—	5.08%
Total interest-bearing liabilities	1,844,208	$11,655	2.54%	1,692,762	$4,823	1.16%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	913,114			1,061,135
Accrued interest and other liabilities	25,055			20,219
Total noninterest-bearing liabilities	938,169			1,081,354
Stockholders’ equity	305,728			271,671
Total liabilities and stockholders’ equity	$3,088,105			$3,045,787
Net interest income		$21,363			$22,909
Net interest spread			1.81%			2.57%
Net interest margin			2.80%			3.07%
Net interest margin FTE(3)			2.83%			3.13%
Cost of deposits			1.70%			0.71%
Cost of funds			1.56%			0.66%
(1)Includes average outstanding balances of loans HFS of $2.0 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.

Rate/Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods presented. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2024 vs. December 31, 2023			March 31, 2024 vs. March 31, 2023
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$525	$470	$995	$1,098	$3,031	$4,129
Securities - taxable	7	407	414	(284)	799	515
Securities - tax-exempt	(9)	3	(6)	(39)	21	(18)
Federal funds sold	—	—	—	(635)	—	(635)
Interest-bearing deposits in other banks	(357)	(42)	(399)	790	511	1,301
Nonmarketable equity securities	1	(28)	(27)	(10)	4	(6)
Total interest-earning assets	$167	$810	$977	$920	$4,366	$5,286
Interest-bearing liabilities:
Interest-bearing transaction deposits	$185	$65	$250	$(149)	$2,800	$2,651
Time deposits	249	409	658	1,061	3,120	4,181
Total interest-bearing deposits	434	474	908	912	5,920	6,832
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$434	$474	$908	$912	$5,920	$6,832
Increase (decrease) in net interest income	$(267)	$336	$69	$8	$(1,554)	$(1,546)
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	Increase (Decrease)
Provision for credit losses	$300	$250	$50	20.0%
The provision for credit losses for the first quarter of 2024 was $300,000, which was $50,000 higher than the provision for credit losses of $250,000 for the fourth quarter of 2023. The provision in the first quarter was due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023	Increase (Decrease)
Provision for credit losses	$300	$—	$300	100.0%

The provision for credit losses for the first quarter of 2024 was $300,000 due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. Effective January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. For the cumulative effect of adopting ASC 326, we recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023. No provision expense was recorded for the first quarter of 2023 under the new CECL methodology.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
First Quarter of 2024 vs. Fourth Quarter of 2023
Noninterest income decreased $259,000 to $4.9 million for the first quarter of 2024 compared to $5.2 million for the fourth quarter of 2023. The decrease in noninterest income was mainly due to a loss on equity securities and decreases in service charges on deposit accounts, loan and deposit income, and income from SBIC limited partnerships of which Red River Bank is a member, partially offset by an increase in net debit card income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,368	$1,459	$(91)	(6.2%)
Debit card income, net	1,022	875	147	16.8%
Mortgage loan income	456	441	15	3.4%
Brokerage income	987	1,039	(52)	(5.0%)
Loan and deposit income	492	575	(83)	(14.4%)
Bank-owned life insurance income	202	197	5	2.5%
Gain (Loss) on equity securities	(31)	132	(163)	(123.5%)
SBIC income	352	393	(41)	(10.4%)
Other income (loss)	80	76	4	5.3%
Total noninterest income	$4,928	$5,187	$(259)	(5.0%)
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to fluctuations in market rates between quarters, equity securities had a loss of $31,000 for the first quarter of 2024, compared to a gain of $132,000 for the fourth quarter of 2023.
Service charges on deposit accounts decreased $91,000 to $1.4 million for the first quarter of 2024, compared to $1.5 million for the previous quarter. This decrease was mainly due to adjustments to the deposit fee schedule in the first quarter of 2024.
Loan and deposit income decreased $83,000 to $492,000 for the first quarter of 2024, compared to $575,000 for the prior quarter. This decrease was primarily related to less annual renewals of letters of credit in the first quarter of 2024, compared to the fourth quarter of 2023.
SBIC income for the first quarter of 2024 was $352,000, compared to $393,000 for the previous quarter. This decrease was primarily due to lower distributions from these partnerships in the first quarter. We received distribution payments of $114,000 in the first quarter of 2024 and $166,000 in the fourth quarter of 2023, in addition to the normal income from these partnerships.
Debit card income, net, increased $147,000 to $1.0 million for the first quarter of 2024, compared to $875,000 for the previous quarter. We terminated our existing debit card provider contract, which resulted in $145,000 of nonrecurring income for the first quarter of 2024. In January 2024, a newly negotiated debit card provider contract became effective.
Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Noninterest income increased $588,000 to $4.9 million for the three months ended March 31, 2024, compared to $4.3 million for the three months ended March 31, 2023. The increase in noninterest income was mainly due to higher mortgage and brokerage income, income from SBIC limited partnerships of which Red River Bank is a member, and net debit card income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,368	$1,393	$(25)	(1.8%)
Debit card income, net	1,022	934	88	9.4%
Mortgage loan income	456	275	181	65.8%
Brokerage income	987	807	180	22.3%
Loan and deposit income	492	477	15	3.1%
Bank-owned life insurance income	202	179	23	12.8%
Gain (Loss) on equity securities	(31)	31	(62)	(200.0%)
SBIC income	352	180	172	95.6%
Other income (loss)	80	64	16	25.0%
Total noninterest income	$4,928	$4,340	$588	13.5%
Mortgage loan income increased $181,000 to $456,000 for the three months ended March 31, 2024, compared to the same period prior year due to increased purchase activity.
Brokerage income increased $180,000 to $987,000 for the three months ended March 31, 2024, compared to the same period prior year. This increase was primarily due to investing activities of new clients. Assets under management were $1.07 billion and $965.2 million as of March 31, 2024 and 2023, respectively.
SBIC income increased $172,000 to $352,000 for the three months ended March 31, 2024, compared to the same period prior year primarily due to a distribution payment of $114,000 and higher operating income being distributed by the SBIC in the first quarter of 2024. No distribution payment was received in the first quarter of 2023.
Debit card income, net, increased $88,000 to $1.0 million for the three months ended March 31, 2024, compared to $934,000 for the same period prior year due to the termination of our existing debit card provider contract in the first quarter of 2024, which resulted in $145,000 of nonrecurring income.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
First Quarter of 2024 vs. Fourth Quarter of 2023
Operating expenses decreased $150,000 to $15.9 million for the first quarter of 2024, compared to $16.0 million for the fourth quarter of 2023. The decrease in operating expenses was due to lower loan and deposit expenses and data processing expense, partially offset by higher personnel expenses and other taxes.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,550	$9,233	$317	3.4%
Non-staff expenses:
Occupancy and equipment expenses	1,616	1,647	(31)	(1.9%)
Technology expenses	709	693	16	2.3%
Advertising	337	347	(10)	(2.9%)
Other business development expenses	475	537	(62)	(11.5%)
Data processing expense	347	631	(284)	(45.0%)
Other taxes	737	679	58	8.5%
Loan and deposit expenses	(42)	256	(298)	(116.4%)
Legal and professional expenses	618	664	(46)	(6.9%)
Regulatory assessment expenses	404	423	(19)	(4.5%)
Other operating expenses	1,122	913	209	22.9%
Total operating expenses	$15,873	$16,023	$(150)	(0.9%)
Loan and deposit expenses decreased $298,000 to ($42,000) for the first quarter of 2024, compared to the prior quarter. This decrease was primarily due to the receipt of a $262,000 negotiated, variable rebate from a vendor in the first quarter of 2024.
Data processing expense decreased $284,000 to $347,000 for the first quarter of 2024, compared to the prior quarter. This decrease was attributable to receipt of a $284,000 periodic refund from our data processing center in the first quarter of 2024.
Personnel expense increased $317,000 to $9.6 million for the first quarter of 2024, compared to the prior quarter. This increase was primarily due to net staff changes, restarting of payroll tax expense, and increased revenue-based commission compensation. As of March 31, 2024 and December 31, 2023, we had 358 and 362 total employees, respectively.
Other taxes increased $58,000 to $737,000 for the first quarter of 2024, compared to the prior quarter. This increase was primarily due to higher stock repurchase tax expense related to higher stock repurchases in the first quarter of 2024.
Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Operating expenses increased $385,000 to $15.9 million for the three months ended March 31, 2024, compared to $15.5 million for the three months ended March 31, 2023. The increase in operating expenses was mainly due to higher personnel expenses, legal and professional expenses, and other taxes, partially offset by lower loan and deposit expenses and occupancy and equipment expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,550	$9,000	$550	6.1%
Non-staff expenses:
Occupancy and equipment expenses	1,616	1,717	(101)	(5.9%)
Technology expenses	709	748	(39)	(5.2%)
Advertising	337	281	56	19.9%
Other business development expenses	475	436	39	8.9%
Data processing expense	347	400	(53)	(13.3%)
Other taxes	737	686	51	7.4%
Loan and deposit expenses	(42)	205	(247)	(120.5%)
Legal and professional expenses	618	516	102	19.8%
Regulatory assessment expenses	404	406	(2)	(0.5%)
Other operating expenses	1,122	1,093	29	2.7%
Total operating expenses	$15,873	$15,488	$385	2.5%
Personnel expenses increased $550,000 to $9.6 million for the three months ended March 31, 2024, compared to the same period prior year. This increase was primarily due to an increase in headcount and increased revenue-based commission compensation, offset by a decrease in medical insurance expense. As of March 31, 2024 and 2023, we had 358 and 352 total employees, respectively.
Legal and professional expenses increased $102,000 to $618,000 for the three months ended March 31, 2024, compared to the same period prior year. This increase was primarily due to higher contracted services as well as higher professional and advisory services mainly related to a newly negotiated debit card provider contract effective January 2024.
Other taxes increased $51,000 to $737,000 for the three months ended March 31, 2024, compared to the same period prior year. This increase was primarily due to higher stock repurchase tax expense related to higher stock repurchases in the first quarter of 2024, partially offset by a decrease in State of Louisiana bank stock tax resulting from lower deposit account balances and lower net income for the applicable tax years.
Loan and deposit expenses decreased $247,000 to ($42,000) for the three months ended March 31, 2024, compared to the same period prior year. This decrease was primarily due to the receipt of a $262,000 negotiated, variable rebate from a vendor in the first quarter of 2024.
Occupancy and equipment expenses decreased $101,000 to $1.6 million for the three months ended March 31, 2024, compared to the same period prior year. This decrease was primarily due to $161,000 of nonrecurring expenses in the first quarter of 2023 related to opening our new operations center building, partially offset by a full period of expenses in the first quarter of 2024 related to properties that were expanded or opened in 2023.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	Increase (Decrease)
Income tax expense	$1,930	$1,916	$14	0.7%

For the first quarter of 2024 and the fourth quarter of 2023, income tax expense remained consistent at $1.9 million. Income tax expense was impacted by a slight increase to our accrued tax rate during the first quarter of 2024. Our effective income tax rates for the first quarter of 2024 and the fourth quarter of 2023, were 19.1% and 18.8%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023	Increase (Decrease)
Income tax expense	$1,930	$2,163	$(233)	(10.8%)
For the three months ended March 31, 2024 and 2023, income tax expense totaled $1.9 million and $2.2 million, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income. Our effective income tax rates for the three months ended March 31, 2024 and 2023, were 19.1% and 18.4%, respectively.
FINANCIAL CONDITION
As of March 31, 2024, assets were $3.07 billion, which was $55.5 million, or 1.8%, lower than $3.13 billion as of December 31, 2023, primarily due to a decrease in deposits. Total deposits decreased $56.0 million, or 2.0%, to $2.75 billion as of March 31, 2024, from $2.80 billion as of December 31, 2023. Cash and cash equivalents decreased $75.6 million, or 24.8%, to $229.8 million and were 7.48% of assets as of March 31, 2024. Total securities decreased $26.1 million, or 3.6%, to $688.2 million and were 22.39% of assets as of March 31, 2024. During the first three months of the year, loans HFI increased $45.2 million, or 2.3%, to $2.04 billion as of March 31, 2024. As of March 31, 2024, and December 31, 2023, we had no borrowings. Stockholders’ equity decreased $4.5 million during the first three months of 2024 to $299.3 million as of March 31, 2024. As of March 31, 2024, the loans HFI to deposits ratio was 74.22%, compared to 71.13% as of December 31, 2023, and the noninterest-bearing deposits to total deposits ratio was 32.61%, compared to 32.71% as of December 31, 2023.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of March 31, 2024. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of March 31, 2024, interest-bearing deposits in other banks were $210.4 million and were 6.8% of assets, a decrease of $42.0 million, or 16.6%, compared to $252.4 million and 8.1% of assets as of December 31, 2023. This decrease was primarily due to the outflow of customer deposits during the first quarter of 2024.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of March 31, 2024, our total securities portfolio was 22.4% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $685.3 million as of March 31, 2024, a decrease of $26.0 million, or 3.7%, from $711.3 million as of December 31, 2023.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2024, the estimated fair value of securities AFS was $546.0 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS increased $3.1 million for the three months ended March 31, 2024, resulting in a net unrealized loss of $65.3 million as of March 31, 2024, compared to a net unrealized loss of $62.2 million as of December 31, 2023.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2024, the amortized cost of securities HTM was $139.3 million. Securities HTM had an unrealized loss of $24.5 million as of March 31, 2024, compared to an unrealized loss of $22.2 million as of December 31, 2023.
Investment activity for the three months ended March 31, 2024, included $39.5 million in maturities, principal repayments, and calls, partially offset by $16.6 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The securities portfolio tax-equivalent yield was 2.26% for the three months ended March 31, 2024, compared to 1.82% for the three months ended March 31, 2023. The increase in yield for the three months ended March 31, 2024, was primarily due to reinvesting securities cash flows received between March 31, 2023 and March 31, 2024, into new securities at higher yields.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of March 31, 2024, the average life of our securities portfolio was 7.7 years with an estimated effective duration of 5.2 years. As of December 31, 2023, the average life of our securities portfolio was 7.1 years with an estimated effective duration of 5.0 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2024, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$285,517	$220	$(32,229)	$253,508
Municipal bonds	209,678	1	(30,172)	179,507
U.S. Treasury securities	69,014	—	(1,246)	67,768
U.S. agency securities	47,031	18	(1,865)	45,184
Total Securities AFS	$611,240	$239	$(65,512)	$545,967

Securities HTM:
Mortgage-backed securities	$138,404	$—	$(24,428)	$113,976
U.S. agency securities	924	—	(116)	808
Total Securities HTM	$139,328	$—	$(24,544)	$114,784

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

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

	Contractual Maturity as of March 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$184	4.63%	$12,475	4.71%	$48,741	1.63%	$192,108	2.35%	$253,508	2.32%
Municipal bonds	6,459	1.65%	15,606	1.89%	22,816	2.29%	134,626	2.08%	179,507	2.07%
U.S. Treasury securities	64,440	1.43%	3,328	1.04%	—	—%	—	—%	67,768	1.41%
U.S. agency securities	485	5.03%	4,359	2.28%	30,552	5.60%	9,788	3.14%	45,184	4.69%
Total Securities AFS	$71,568	1.49%	$35,768	2.82%	$102,109	2.90%	$336,522	2.26%	$545,967	2.32%
(1)Tax equivalent projected book yield as of March 31, 2024.
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

	Contractual Maturity as of March 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$138,404	2.32%	$138,404	2.32%
U.S. agency securities	—	—%	—	—%	924	2.61%	—	—%	924	2.61%
Total Securities HTM	$—	—%	$—	—%	$924	2.61%	$138,404	2.32%	$139,328	2.32%
(1)Tax equivalent projected book yield as of March 31, 2024.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of March 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $31,000 for the three months ended March 31, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of March 31, 2024, loans HFI were $2.04 billion, an increase of $45.2 million, or 2.3%, compared to $1.99 billion as of December 31, 2023. In the first quarter of 2024, loans HFI increased primarily due to new loan activity in various markets across Louisiana.

Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$870,085	42.7%	$851,582	42.7%
One-to-four family residential	608,617	29.9%	599,487	30.1%
Construction and development	116,181	5.7%	125,238	6.3%
Commercial and industrial	347,094	17.0%	315,327	15.8%
Tax-exempt	67,548	3.3%	72,913	3.7%
Consumer	28,547	1.4%	28,311	1.4%
Total loans HFI	$2,038,072	100.0%	$1,992,858	100.0%
Total loans HFS	$1,653		$1,306
Average loan HFI size, excluding credit cards	$246		$239
Commercial real estate loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $57.8 million, or 2.8%, of loans HFI, as of March 31, 2024, and $62.3 million, or 3.1% of loans HFI, as of December 31, 2023. The properties are primarily centered in low-rise suburban areas.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of March 31, 2024, health care loans were $168.1 million, or 8.3% of loans HFI, compared to $153.8 million, or 7.7% of loans HFI, as of December 31, 2023. The average health care loan size was $368,000 as of March 31, 2024 and $334,000 as of December 31, 2023. Within the health care sector, loans to nursing and residential care facilities were 4.6% of loans HFI as of March 31, 2024, and 4.0% as of December 31, 2023. Loans to physician and dental practices were 3.5% of loans HFI as of March 31, 2024, and 3.6% as of December 31, 2023.
Energy loans were 1.8% of loans HFI as of March 31, 2024 and 1.7% of loans HFI as of December 31, 2023.
Geographic Markets
As of March 31, 2024, Red River Bank operates in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	March 31, 2024
(dollars in thousands)	Amount	Percent
Central	$619,207	30.4%
Capital	546,463	26.8%
Northwest	366,186	17.9%
Southwest	172,857	8.5%
Northshore	136,130	6.7%
New Orleans	120,032	5.9%
Acadiana	77,197	3.8%
Total loans HFI	$2,038,072	100.0%
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

NPAs totaled $2.5 million as of March 31, 2024, a decrease of $72,000, or 2.8%, from $2.6 million as of December 31, 2023. This decrease was primarily due to the sale of a foreclosed asset. The ratio of NPAs to assets was 0.08% as of March 31, 2024 and December 31, 2023.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonperforming loans:
Nonaccrual loans	$2,257	$1,959
Accruing loans 90 days or more past due	273	574
Total nonperforming loans	2,530	2,533
Foreclosed assets:
Real estate	—	69
Total foreclosed assets	—	69
Total NPAs	$2,530	$2,602

Nonaccrual loans to loans HFI	0.11%	0.10%
Nonperforming loans to loans HFI	0.12%	0.13%
NPAs to assets	0.08%	0.08%
Nonaccrual loans are summarized below by category:

(in thousands)	March 31, 2024	December 31, 2023
Real estate:
Commercial real estate	$711	$714
One-to-four family residential	568	269
Construction and development	—	—
Commercial and industrial	844	844
Tax-exempt	—	—
Consumer	134	132
Total nonaccrual loans	$2,257	$1,959
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.

The following table summarizes loans HFI by risk rating:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,012,943	98.8%	$1,968,575	98.8%
Special Mention	19,145	0.9%	19,429	1.0%
Substandard	5,984	0.3%	4,854	0.2%
Total loans HFI	$2,038,072	100.0%	$1,992,858	100.0%
There were no loans as of March 31, 2024 or December 31, 2023, classified as doubtful or loss.
Allowance for Credit Losses
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
As of March 31, 2024, the ACL was $21.6 million, or 1.06% of loans HFI. As of December 31, 2023, the ACL totaled $21.3 million, or 1.07% of loans HFI. The $228,000 increase in the ACL for the three months ended March 31, 2024, was due to $300,000 from the provision for credit losses, partially offset by $72,000 of net charge-offs.
The provision for credit losses for the first quarter of 2024 was $300,000 due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. Effective January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. For the cumulative effect of adopting ASC 326, we recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023. No provision expense was recorded for the first quarter of 2023 under the new CECL methodology. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The following table displays activity in the ACL for March 31, 2024, and March 31, 2023:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Loans HFI	$2,038,072	$1,921,850
Nonaccrual loans	$2,257	$2,283
Average loans	$2,015,063	$1,918,336

Allowance at beginning of period	$21,336	$20,628
Impact of adopting ASC 326	—	278
Provision expense	300	—
Charge-offs:
Real estate:
Construction and development	—	(9)
Commercial and industrial	(51)	(21)
Consumer	(80)	(86)
Total charge-offs	(131)	(116)
Recoveries:
Real estate:
One-to-four family residential	3	3
Commercial and industrial	15	14
Consumer	41	47
Total recoveries	59	64
Net (charge-offs)/recoveries	(72)	(52)
Allowance at end of period	$21,564	$20,854

ACL to loans HFI	1.06%	1.09%
ACL to nonaccrual loans	955.43%	913.45%
Net charge-offs to average loans	0.00%	0.00%
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
Total deposits decreased $56.0 million, or 2.0%, to $2.75 billion as of March 31, 2024, from $2.80 billion as of December 31, 2023. This decrease was primarily a result of the seasonal outflow of funds from public entity customers, partially offset by an increase in new consumer time deposit activity. Noninterest-bearing deposits decreased by $21.0 million, or 2.3%, to $895.4 million as of March 31, 2024. Noninterest-bearing deposits as a percentage of total deposits were 32.61% as of March 31, 2024, compared to 32.71% as of December 31, 2023. Interest-bearing deposits decreased by $35.0 million, or 1.9%, to $1.85 billion as of March 31, 2024.
Red River Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of March 31, 2024 and December 31, 2023, the average deposit account size was approximately $28,000.

The following table presents our deposits by account type as of the dates indicated:

	March 31, 2024		December 31, 2023		Change from December 31, 2023 to March 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$895,439	32.6%	$916,456	32.7%	$(21,017)	(2.3%)
Interest-bearing deposits:
Interest-bearing demand deposits	132,523	4.9%	138,380	5.0%	(5,857)	(4.2%)
NOW accounts	385,585	14.0%	468,483	16.7%	(82,898)	(17.7%)
Money market accounts	557,139	20.3%	541,607	19.3%	15,532	2.9%
Savings accounts	176,777	6.4%	173,741	6.2%	3,036	1.7%
Time deposits less than or equal to $250,000	406,369	14.8%	392,094	14.0%	14,275	3.6%
Time deposits greater than $250,000	192,059	7.0%	171,127	6.1%	20,932	12.2%
Total interest-bearing deposits	1,850,452	67.4%	1,885,432	67.3%	(34,980)	(1.9%)
Total deposits	$2,745,891	100.0%	$2,801,888	100.0%	$(55,997)	(2.0%)
The following table presents deposits by customer type as of the dates indicated:

	March 31, 2024		December 31, 2023		Change from December 31, 2023 to March 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,367,713	49.8%	$1,343,448	47.9%	$24,265	1.8%
Commercial	1,160,663	42.3%	1,170,670	41.8%	(10,007)	(0.9%)
Public	217,515	7.9%	287,770	10.3%	(70,255)	(24.4%)
Total deposits	$2,745,891	100.0%	$2,801,888	100.0%	$(55,997)	(2.0%)
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
Our average deposit balance was $2.76 billion for the three months ended March 31, 2024, an increase of $12.0 million, or 0.4%, from $2.75 billion for the three months ended December 31, 2023. The average cost of interest-bearing deposits and total deposits for the first quarter of 2024 was 2.54% and 1.70%, respectively, compared to 2.40% and 1.55% for the prior quarter, respectively. The increase in the average cost of interest-bearing deposits and total deposits in the first quarter of 2024 as compared to the prior quarter was due to new time deposit activity. Also, as of March 31, 2024, 6.4% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	March 31, 2024		December 31, 2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$913,114	0.00%	$968,715	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	116,953	4.27%	121,078	4.26%
NOW accounts	427,143	1.24%	391,160	1.26%
Money market accounts	543,336	2.27%	531,956	2.11%
Savings accounts	173,929	0.15%	175,572	0.15%
Time deposits	582,847	4.12%	556,815	3.79%
Total interest-bearing deposits	1,844,208	2.54%	1,776,581	2.40%
Total average deposits	$2,757,322	1.70%	$2,745,296	1.55%

As of March 31, 2024, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $809.5 million, or 29.5% of total deposits, compared to $887.8 million, or 31.7% of total deposits, as of December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of March 31, 2024, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $635.7 million, or 23.2% of total deposits, compared to $643.6 million, or 23.0% of total deposits, as of December 31, 2023. As of March 31, 2024, our cash and cash equivalents of $229.8 million combined with our available borrowing capacity of $1.65 billion equaled 232.2% of our estimated uninsured deposits and 295.7% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	March 31, 2024
Three months or less	$27,701
Over three months through six months	8,620
Over six months through 12 months	55,637
Over 12 months	3,601
Total	$95,559
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is collateralized by eligible Red River Bank loans. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by eligible securities and eligible Red River Bank loans that are not pledged to the FHLB. As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of March 31, 2024, was $299.3 million compared to $303.9 million as of December 31, 2023. The $4.5 million, or 1.5%, decrease in stockholders’ equity was attributable to the repurchase of 200,000 shares of common stock for $10.0 million, a $2.2 million, net of tax, market adjustment to AOCI related to securities, and $638,000 in cash dividends, partially offset by $8.2 million of net income for the three months ended March 31, 2024, and $119,000 of stock compensation.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $14.1 million, of which $11.1 million, net of tax, was included in AOCI.
On December 14, 2023, our board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The renewed program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the three months ended March 31, 2024, we repurchased no shares of our common stock under the stock repurchase program. As of March 31, 2024, we had $5.0 million available for repurchasing our common stock under this program.
On March 13, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of our common stock for a total purchase price of $10.0 million. The repurchase was supplemental to our $5.0 million stock repurchase program and did not impact the amount of permitted repurchases thereunder.
Effective January 1, 2023, repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or results of operations

Regulatory Capital Requirements
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
For additional information on regulatory capital guidelines and limits for Red River Bank and Red River Bancshares, Inc., see “Item 1. Financial Statements - Notes to the Unaudited Consolidated Financial Statements - Note 8. Regulatory Capital Requirements.”
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of March 31, 2024, we had sufficient liquid assets available and $1.65 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2024, and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $33.4 million, or 1.2%, for the first quarter of 2024, compared to the average deposits for the twelve months ended December 31, 2023. The increase in average total deposits was primarily due to new time deposit activity, partially offset by the seasonal outflow of funds from public entity customers. Our average total loans increased $71.7 million, or 3.7%, for the first quarter of 2024, compared to average total loans for the twelve months ended December 31, 2023. The increase in average total loans was primarily due to the increase in commercial and industrial and real estate activity.
As of March 31, 2024, liquid assets were $229.8 million, compared to $305.4 million as of December 31, 2023. The decrease of $75.6 million, or 24.8%, was due to the outflow of deposits and the funding of loans, partially offset by securities cash flows received during the first quarter of 2024. The liquid assets to assets ratio was 7.48% as of March 31, 2024, compared to 9.76% as of December 31, 2023.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of March 31, 2024. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of March 31, 2024, we project receipt of approximately $100.0 million of principal repayments and maturities through December 31, 2024. As of March 31, 2024, approximately $409.7 million, or 61.7%, of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of March 31, 2024 and December 31, 2023, our net borrowing capacity from the FHLB was $953.2 million and $829.2 million, respectively.
Another borrowing source is the Federal Reserve Bank’s Discount Window. Effective the third quarter of 2023, the Bank pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, effective March 2024, the Bank was approved for the Discount Window’s Borrower-In-Custody “BIC” program which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of March 31, 2024, we had a total borrowing capacity of $186.0 million, including $143.0 million through the BIC program, compared to $45.5 million as of December 31, 2023. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of March 31, 2024 and December 31, 2023.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of March 31, 2024 and December 31, 2023. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of March 31, 2024 and December 31, 2023, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of March 31, 2024 and December 31, 2023.
The Federal Reserve’s Bank Term Funding Program ended on March 11, 2024. The Bank did not utilize this program while it was being offered during its term.
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
As of March 31, 2024, we had $390.0 million in unfunded loan commitments and $14.1 million in commitments associated with outstanding standby letters of credit. As of December 31, 2023, we had $372.0 million in unfunded loan commitments and $15.4 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of March 31, 2024, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of March 31, 2024, there was a $2.6 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of March 31, 2024, there was a $452,000 outstanding commitment to this partnership.
Purchase Commitment
The Company has committed to an agreement to buy real estate for approximately $1.9 million as of March 31, 2024.
Construction Commitment
The Company has one committed construction agreement to construct a banking center, and there was approximately $727,000 remaining on this commitment as of March 31, 2024.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.5% as of March 31, 2024.
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
In conjunction with our interest rate risk management process, on a quarterly basis, we run various simulations within a static balance sheet model. This model tests the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. We use parallel rate shock scenarios that assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. We also deploy a ramped rate scenario over a 12-month and 24-month horizon based upon parallel yield curve shifts. Our nonparallel rate shock model simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Contractual maturities and repricing opportunities of loans are incorporated into the model, as are prepayment assumptions and maturity date and call options within the securities portfolio. The average life of non-maturity deposit accounts are based on assumptions developed from non-maturity deposit decay studies, which calculate average lives using historic closure rates.
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

	March 31, 2024		December 31, 2023
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	3.1%	(9.0%)	4.8%	(5.3%)
+200	2.1%	(5.6%)	3.5%	(3.0%)
+100	1.2%	(2.4%)	2.3%	(1.0%)
Base	—%	—%	—%	—%
-100	(1.1%)	4.6%	(0.4%)	0.3%
-200	(3.9%)	4.1%	(3.5%)	(1.4%)
The results above, as of March 31, 2024 and December 31, 2023, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of March 31, 2024, the reported percentage changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.

The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of March 31, 2024, floating rate loans were 13.3% of loans HFI, and floating rate transaction deposits were 6.4% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2024, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Tangible common equity
Total stockholders’ equity	$299,314	$303,851	$276,640
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$297,768	$302,305	$275,094
Realized common equity
Total stockholders’ equity	$299,314	$303,851	$276,640
Adjustments:
Accumulated other comprehensive (income) loss	62,700	60,494	68,541
Total realized common equity (non-GAAP)	$362,014	$364,345	$345,181
Common shares outstanding	6,892,448	7,091,637	7,177,650
Book value per share	$43.43	$42.85	$38.54
Tangible book value per share (non-GAAP)	$43.20	$42.63	$38.33
Realized book value per share (non-GAAP)	$52.52	$51.38	$48.09

Tangible assets
Total assets	$3,073,298	$3,128,810	$3,030,582
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,071,752	$3,127,264	$3,029,036
Total stockholders’ equity to assets	9.74%	9.71%	9.13%
Tangible common equity to tangible assets (non-GAAP)	9.69%	9.67%	9.08%
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
There were no other material changes or developments during the reporting period with respect to methodologies that we use when developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For details on the significant accounting principles and practices we follow, see “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies” in this Report and “Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2024, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Report, an evaluation was performed by our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating our controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Report.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our purchases of shares of common stock made during the quarter are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 1 - January 31, 2024	—	$—	—	$5,000
February 1 - February 29, 2024	—	$—	—	$5,000
March 1 - March 31, 2024	200,000	$50.00	—	$5,000
Total	200,000	$50.00	—	$5,000
(1)On March 13, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of our common stock for a total purchase price of $10.0 million. The repurchase was supplemental to our previously announced $5.0 million repurchase program and did not impact the amount of permitted repurchases thereunder.
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
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

10.1
Stock Repurchase Agreement, dated March 13, 2024, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and the John Charles Simpson Jr. Irrevocable Trust UA 25-NOV-03 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2024, file number 001-38888)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: May 10, 2024	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)