Form 10-Q
period 2024-06-30
RED RIVER BANCSHARES INC
filed 2024-08-09
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, the registrant had 6,886,353 shares of common stock, no par value, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$35,035	$53,062
Interest-bearing deposits in other banks	178,038	252,364
Total Cash and Cash Equivalents	213,073	305,426
Securities available-for-sale, at fair value (amortized cost of $591,291 and $632,258, respectively)	526,890	570,092
Securities held-to-maturity, at amortized cost (fair value of $113,975 and $119,029, respectively)	136,824	141,236
Equity securities, at fair value	2,921	2,965
Nonmarketable equity securities	2,283	2,239
Loans held for sale	3,878	1,306
Loans held for investment	2,047,890	1,992,858
Less: Allowance for credit losses	(21,627)	(21,336)
Loans held for investment, net	2,026,263	1,971,522
Premises and equipment, net	57,910	57,088
Accrued interest receivable	9,570	9,945
Bank-owned life insurance	29,947	29,529
Intangible assets	1,546	1,546
Right-of-use assets	2,973	3,629
Other assets	34,450	32,287
Total Assets	$3,048,528	$3,128,810
LIABILITIES
Noninterest-bearing deposits	$892,942	$916,456
Interest-bearing deposits	1,823,704	1,885,432
Total Deposits	2,716,646	2,801,888
Accrued interest payable	8,747	8,000
Lease liabilities	3,100	3,767
Accrued expenses and other liabilities	13,045	11,304
Total Liabilities	2,741,538	2,824,959
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,886,928 and 7,091,637 shares, respectively	44,413	55,136
Additional paid-in capital	2,590	2,407
Retained earnings	321,719	306,802
Accumulated other comprehensive income (loss)	(61,732)	(60,494)
Total Stockholders’ Equity	306,990	303,851
Total Liabilities and Stockholders’ Equity	$3,048,528	$3,128,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$26,882	$22,851	$52,775	$44,616
Interest on securities	4,068	3,665	8,132	7,231
Interest on federal funds sold	—	251	—	886
Interest on deposits in other banks	2,709	1,671	5,748	3,409
Dividends on stock	22	33	44	61
Total Interest and Dividend Income	33,681	28,471	66,699	56,203
INTEREST EXPENSE
Interest on deposits	11,894	6,933	23,549	11,756
Interest on other borrowed funds	—	28	—	28
Total Interest Expense	11,894	6,961	23,549	11,784
Net Interest Income	21,787	21,510	43,150	44,419
Provision for credit losses	300	300	600	300
Net Interest Income After Provision for Credit Losses	21,487	21,210	42,550	44,119
NONINTEREST INCOME
Service charges on deposit accounts	1,367	1,435	2,735	2,828
Debit card income, net	949	924	1,971	1,858
Mortgage loan income	650	645	1,106	920
Brokerage income	893	923	1,880	1,730
Loan and deposit income	492	517	984	995
Bank-owned life insurance income	216	188	418	366
Gain (Loss) on equity securities	(13)	(64)	(44)	(32)
SBIC income	454	1,380	806	1,559
Other income (loss)	90	59	170	123
Total Noninterest Income	5,098	6,007	10,026	10,347
OPERATING EXPENSES
Personnel expenses	9,603	9,547	19,154	18,547
Occupancy and equipment expenses	1,698	1,554	3,314	3,271
Technology expenses	724	642	1,433	1,390
Advertising	408	343	745	624
Other business development expenses	593	494	1,068	930
Data processing expense	651	638	998	1,038
Other taxes	500	693	1,237	1,378
Loan and deposit expenses	309	284	267	489
Legal and professional expenses	729	580	1,347	1,097
Regulatory assessment expenses	401	397	805	804
Other operating expenses	1,073	960	2,194	2,052
Total Operating Expenses	16,689	16,132	32,562	31,620
Income Before Income Tax Expense	9,896	11,085	20,014	22,846
Income tax expense	1,909	2,117	3,839	4,280
Net Income	$7,987	$8,968	$16,175	$18,566
EARNINGS PER SHARE
Basic	$1.16	$1.25	$2.32	$2.59
Diluted	$1.16	$1.25	$2.31	$2.58
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$7,987	$8,968	$16,175	$18,566
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	872	(1,849)	(2,235)	1,108
Tax effect	(183)	389	470	(231)
Change in unrealized net loss on securities transferred to held-to-maturity	353	390	667	755
Tax effect	(74)	(82)	(140)	(159)
Total other comprehensive income (loss)	968	(1,152)	(1,238)	1,473
Comprehensive Income (Loss)	$8,955	$7,816	$14,937	$20,039
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	9,598	—	9,598
Stock incentive plan	—	—	69	—	—	69
Forfeiture of restricted shares of common stock	(1,130)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	84	—	—	—	84
Repurchase of common stock	(6,795)	(346)	—	—	—	(346)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	2,625	2,625
Balance as of March 31, 2023	7,177,650	$59,788	$2,157	$283,236	$(68,541)	$276,640
Net income	—	—	—	8,968	—	8,968
Stock incentive plan	—	—	91	—	—	91
Issuance of restricted shares of common stock through stock incentive plan	9,300	—	—	—	—	—
Repurchase of common stock	(11,894)	(601)	—	—	—	(601)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Other comprehensive income (loss)	—	—	—	—	(1,152)	(1,152)
Balance as of June 30, 2023	7,175,056	$59,187	$2,248	$291,630	$(69,693)	$283,372

Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	8,188	—	8,188
Stock incentive plan	—	—	78	—	—	78
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock	(200,000)	(10,000)	—	—	—	(10,000)
Cash dividend - $0.09 per share	—	—	—	(638)	—	(638)
Other comprehensive income (loss)	—	—	—	—	(2,206)	(2,206)
Balance as of March 31, 2024	6,892,448	$45,177	$2,485	$314,352	$(62,700)	$299,314
Net income	—	—	—	7,987	—	7,987
Stock incentive plan	—	—	105	—	—	105
Issuance of restricted shares of common stock through stock incentive plan	10,700	—	—	—	—	—
Repurchase of common stock	(16,220)	(764)	—	—	—	(764)
Cash dividend - $0.09 per share	—	—	—	(620)	—	(620)
Other comprehensive income (loss)	—	—	—	—	968	968
Balance as of June 30, 2024	6,886,928	$44,413	$2,590	$321,719	$(61,732)	$306,990
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,175	$18,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,202	1,068
Amortization	278	277
Share-based compensation earned	183	160
Share-based board compensation earned	42	22
Net (accretion) amortization on securities AFS	627	851
Net (accretion) amortization on securities HTM	(652)	(736)
(Gain) Loss on equity securities	44	32
Provision for credit losses	600	300
Deferred income tax (benefit) expense	38	(459)
Net (increase) decrease in loans HFS	(2,572)	(4,068)
Net (increase) decrease in accrued interest receivable	375	591
Net (increase) decrease in BOLI	(418)	(366)
Net increase (decrease) in accrued interest payable	747	2,535
Net increase (decrease) in accrued income taxes payable	(522)	(747)
Other operating activities, net	685	(108)
Net cash provided by (used in) operating activities	16,832	17,918
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	75,248	54,754
Purchases	(34,908)	(28,568)
Activity in securities HTM:
Maturities, principal repayments, and calls	5,064	5,850
Sale of equity securities	—	6,000
Purchase of nonmarketable equity securities	—	(852)
Capital contribution in partnerships	(40)	(816)
Net (increase) decrease in loans HFI	(55,341)	(31,507)
Proceeds from sales of foreclosed assets	69	—
Proceeds from sales of premises and equipment	11	—
Purchases of premises and equipment	(2,024)	(2,252)
Net cash provided by (used in) investing activities	(11,921)	2,609
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(85,242)	(134,753)
Proceeds from other borrowed funds	—	60,000
Repurchase of common stock	(10,764)	(947)
Cash dividends	(1,258)	(1,148)
Net cash provided by (used in) financing activities	(97,264)	(76,848)
Net change in cash and cash equivalents	(92,353)	(56,321)
Cash and cash equivalents - beginning of period	305,426	278,392
Cash and cash equivalents - end of period	$213,073	$222,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$22,802	$9,249
Income taxes	$4,256	$5,480
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$—	$22
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
Recent Accounting Pronouncements
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Even though the Company has a single reportable segment, all the disclosures required by this update are required. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all previous periods presented. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
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
ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. The guidance issued in this update amends the codification to remove references to various Financial Accounting Standards

Board Concept Statements. The codification will be updated to clarify or correct unintended application of guidance that is not expected to have any significant effect on current accounting practice or cost to most entities. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $666.6 million as of June 30, 2024.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2024, the estimated fair value of securities AFS was $526.9 million. The net unrealized loss on securities AFS increased $2.2 million for the six months ended June 30, 2024, resulting in a net unrealized loss of $64.4 million as of June 30, 2024.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2024, the amortized cost of securities HTM was $136.8 million.
Investment activity for the six months ended June 30, 2024, included $80.3 million in maturities, principal repayments, and calls, partially offset by $34.9 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,908	$311	$(29,982)	$259,237
Municipal bonds	204,724	—	(32,280)	172,444
U.S. Treasury securities	48,000	—	(719)	47,281
U.S. agency securities	49,659	18	(1,749)	47,928
Total Securities AFS	$591,291	$329	$(64,730)	$526,890

Securities HTM:
Mortgage-backed securities	$135,897	$—	$(22,742)	$113,155
U.S. agency securities	927	—	(107)	820
Total Securities HTM	$136,824	$—	$(22,849)	$113,975

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

The amortized cost and estimated fair value of securities AFS and securities HTM as of June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2024
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$56,343	$55,477
After one year but within five years	27,494	26,423
After five years but within ten years	115,518	107,295
After ten years	391,936	337,695
Total Securities AFS	$591,291	$526,890

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	927	820
After ten years	135,897	113,155
Total Securities HTM	$136,824	$113,975
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of June 30, 2024 and December 31, 2023. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of June 30, 2024 and December 31, 2023.
Accrued interest receivable totaled $2.9 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	June 30, 2024
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(133)	$21,311	$(29,849)	$194,942
Municipal bonds	(115)	2,990	(32,165)	169,454
U.S. Treasury securities	—	—	(719)	47,281
U.S. agency securities	(116)	26,096	(1,633)	13,574
Total Securities AFS	$(364)	$50,397	$(64,366)	$425,251

	December 31, 2023
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(35)	$19,383	$(31,193)	$206,518
Municipal bonds	(83)	4,815	(27,649)	176,098
U.S. Treasury securities	—	—	(1,912)	90,142
U.S. agency securities	(82)	19,301	(1,625)	14,475
Total Securities AFS	$(200)	$43,499	$(62,379)	$487,233
As of June 30, 2024, the Company held 474 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of June 30, 2024, was 10.95% of the amortized cost basis of total debt securities.
For the three and six months ended June 30, 2024 and 2023, there were no proceeds from sales and calls of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of June 30, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $44,000 for the six months ended June 30, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Pledged Securities
Securities with carrying values of approximately $218.6 million and $230.9 million were used as collateral as of June 30, 2024 and December 31, 2023, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	June 30, 2024	December 31, 2023
Real estate:
Commercial real estate	$865,645	$851,582
One-to-four family residential	611,904	599,487
Construction and development	129,197	125,238
Commercial and industrial	344,071	315,327
Tax-exempt	67,941	72,913
Consumer	29,132	28,311
Total loans HFI	$2,047,890	$1,992,858
Total loans HFS	$3,878	$1,306
Accrued interest receivable on loans HFI totaled $6.6 million and $6.8 million as of June 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the provisions of ASC 326 using the modified retrospective method. The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the six months ended June 30, 2024:

(in thousands)	Beginning Balance December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance June 30, 2024
Real estate:
Commercial real estate	$9,118	$(52)	$—	$—	$9,066
One-to-four family residential	7,484	131	—	5	7,620
Construction and development	1,309	69	—	—	1,378
Commercial and industrial	2,553	348	(211)	54	2,744
Tax-exempt	575	(45)	—	—	530
Consumer	297	149	(231)	74	289
Total allowance for credit losses	$21,336	$600	$(442)	$133	$21,627
The following table summarizes the activity in the ACL by category for the six months ended June 30, 2023:

(in thousands)	Beginning Balance December 31, 2022	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance June 30, 2023
Real estate:
Commercial real estate	$7,720	$876	$(293)	$—	$—	$8,303
One-to-four family residential	5,682	1,231	91	—	5	7,009
Construction and development	1,654	(444)	184	(9)	—	1,385
Commercial and industrial	4,350	(822)	(18)	(33)	23	3,500
Tax-exempt	751	(427)	264	—	—	588
Consumer	471	(136)	72	(182)	75	300
Total allowance for credit losses	$20,628	$278	$300	$(224)	$103	$21,085

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$737	$737
One-to-four family residential	—	700	700
Construction and development	—	920	920
Commercial and industrial	553	164	717
Tax-exempt	—	—	—
Consumer	—	94	94
Total loans HFI	$553	$2,615	$3,168
The following table presents nonaccrual loans as of December 31, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$714	$714
One-to-four family residential	—	269	269
Construction and development	—	—	—
Commercial and industrial	709	135	844
Tax-exempt	—	—	—
Consumer	—	132	132
Total loans HFI	$709	$1,250	$1,959
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the six months ended June 30, 2024 and 2023.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of June 30, 2024:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$32	$—	$705	$864,908	$865,645	$—
One-to-four family residential	124	378	577	610,825	611,904	39
Construction and development	—	—	918	128,279	129,197	—
Commercial and industrial	315	—	685	343,071	344,071	2
Tax-exempt	—	—	—	67,941	67,941	—
Consumer	11	7	13	29,101	29,132	—
Total loans HFI	$482	$385	$2,898	$2,044,125	$2,047,890	$41

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
The amortized cost basis of loans that were modified to borrowers experiencing financial difficulty during the six months ended June 30, 2024, is as follows:

(dollars in thousands)	Term Extension	Percent of Loan Category	Financial Effect
Real estate:
Commercial real estate	$—	—%
One-to-four family residential	$485	0.1%	Amortization period was extended by a weighted-average of 4.79 years
Construction and development	$—	—%
Commercial and industrial	$—	—%
Tax-exempt	$—	—%
Consumer	$—	—%
Total loans modified	$485	0.1%
No loan modifications were made to borrowers experiencing financial difficulty during the six months ended June 30, 2023.

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

As of June 30, 2024, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of June 30, 2024, and gross charge-offs for the six months ended June 30, 2024:

	Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$61,911	$121,276	$247,987	$231,137	$72,736	$104,277	$20,783	$860,107
Special Mention	—	—	—	—	—	3,182	—	3,182
Substandard	—	183	756	680	—	737	—	2,356
Total	$61,911	$121,459	$248,743	$231,817	$72,736	$108,196	$20,783	$865,645

One-to-four family residential
Pass	$52,186	$113,509	$126,497	$120,471	$84,617	$94,952	$17,082	$609,314
Special Mention	136	—	—	—	—	257	—	393
Substandard	—	—	368	43	35	941	810	2,197
Total	$52,322	$113,509	$126,865	$120,514	$84,652	$96,150	$17,892	$611,904

Construction and development
Pass	$30,381	$62,017	$27,265	$4,411	$1,015	$1,978	$954	$128,021
Special Mention	—	918	—	—	—	—	—	918
Substandard	—	—	—	—	—	258	—	258
Total	$30,381	$62,935	$27,265	$4,411	$1,015	$2,236	$954	$129,197

Commercial and industrial
Pass	$48,828	$63,218	$37,570	$47,195	$10,767	$6,206	$128,585	$342,369
Special Mention	—	26	891	—	—	—	—	917
Substandard	—	3	—	44	2	93	643	785
Total	$48,828	$63,247	$38,461	$47,239	$10,769	$6,299	$129,228	$344,071

Tax-exempt
Pass	$2,116	$1,031	$14,977	$6,634	$13,229	$29,954	$—	$67,941
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,116	$1,031	$14,977	$6,634	$13,229	$29,954	$—	$67,941

Consumer
Pass	$10,583	$10,253	$4,477	$1,805	$548	$282	$1,082	$29,030
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	95	7	102
Total	$10,583	$10,253	$4,477	$1,805	$548	$377	$1,089	$29,132

Total loans HFI	$206,141	$372,434	$460,788	$412,420	$182,949	$243,212	$169,946	$2,047,890

Gross charge-offs	$1	$25	$24	$—	$—	$153	$239	$442

As of December 31, 2023, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of December 31, 2023, and gross charge-offs for the year ended December 31, 2023:

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2024 and December 31, 2023, unfunded loan commitments totaled approximately $407.3 million and $372.0 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2024 and December 31, 2023, commitments under standby letters of credit totaled approximately $12.4 million and $15.4 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments based on estimates of expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of June 30, 2024 and December 31, 2023, the reserve on unfunded commitments was $442,000.
4.    Deposits
Deposits were $2.72 billion and $2.80 billion as of June 30, 2024 and December 31, 2023, respectively. The $85.2 million decrease was primarily a result of the seasonal outflow of funds from public entity customers and income tax payments, partially offset by an increase in new customer time deposit activity. Deposits are summarized below:

(in thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing demand deposits	$892,942	$916,456
Interest-bearing deposits:
Interest-bearing demand deposits	135,543	138,380
NOW accounts	377,385	468,483
Money market accounts	547,715	541,607
Savings accounts	170,050	173,741
Time deposits less than or equal to $250,000	399,981	392,094
Time deposits greater than $250,000	193,030	171,127
Total interest-bearing deposits	1,823,704	$1,885,432
Total deposits	$2,716,646	$2,801,888
Collateral for Deposits
As of June 30, 2024 and December 31, 2023, securities and FHLB letters of credit with values of approximately $210.7 million and $287.4 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under these agreements.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Loans HFS	$3,878	$—	$3,059	$—
Securities AFS:
Mortgage-backed securities	$259,237	$—	$259,237	$—
Municipal bonds	$172,444	$—	$172,444	$—
U.S. Treasury securities	$47,281	$—	$47,281	$—
U.S. agency securities	$47,928	$—	$47,928	$—
Equity securities	$2,921	$2,921	$—	$—

December 31, 2023
Loans HFS	$1,306	$—	$1,306	$—
Securities AFS:
Mortgage-backed securities	$257,960	$—	$257,960	$—
Municipal bonds	$184,129	$—	$184,129	$—
U.S. Treasury securities	$90,142	$—	$90,142	$—
U.S. agency securities	$37,861	$—	$37,861	$—
Equity securities	$2,965	$2,965	$—	$—

There were no transfers between Level 1, 2, or 3 during the six months ended June 30, 2024 or the year ended December 31, 2023.
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
The table below presents certain individually evaluated collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Carrying value before allowance	$1,128	$633
Specific allowance	(123)	(100)
Fair value	$1,005	$533
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.
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
The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$69
Charge-offs	—	—
Fair value of foreclosed assets	$—	$69
There were no foreclosed assets that were remeasured subsequent to initial recognition as of June 30, 2024 and December 31, 2023.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
June 30, 2024
Collateral dependent loans	$2,345	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	18.63%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2023
Collateral dependent loans	$1,754	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	24.05%
Foreclosed assets	$69	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of June 30, 2024 and December 31, 2023, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and due from banks	$35,035	$35,035	$35,035	$—	$—
Interest-bearing deposits in other banks	$178,038	$178,038	$178,038	$—	$—
Securities AFS	$526,890	$526,890	$—	$526,890	$—
Securities HTM	$136,824	$113,975	$—	$113,975	$—
Equity securities	$2,921	$2,921	$2,921	$—	$—
Nonmarketable equity securities	$2,283	$2,283	$—	$2,283	$—
Loans HFS	$3,878	$3,878	$—	$3,878	$—
Loans HFI, net of allowance	$2,026,263	$1,881,756	$—	$—	$1,881,756
Accrued interest receivable	$9,570	$9,570	$—	$—	$9,570
Financial liabilities:
Deposits	$2,716,646	$2,710,924	$—	$2,710,924	$—
Accrued interest payable	$8,747	$8,747	$—	$8,747	$—

December 31, 2023
Financial assets:
Cash and due from banks	$53,062	$53,062	$53,062	$—	$—
Interest-bearing deposits in other banks	$252,364	$252,364	$252,364	$—	$—
Securities AFS	$570,092	$570,092	$—	$570,092	$—
Securities HTM	$141,236	$119,029	$—	$119,029	$—
Equity securities	$2,965	$2,965	$2,965	$—	$—
Nonmarketable equity securities	$2,239	$2,239	$—	$2,239	$—
Loans HFS	$1,306	$1,306	$—	$1,306	$—
Loans HFI, net of allowance	$1,971,522	$1,820,573	$—	$—	$1,820,573
Accrued interest receivable	$9,945	$9,945	$—	$—	$9,945
Financial liabilities:
Deposits	$2,801,888	$2,796,303	$—	$2,796,303	$—
Accrued interest payable	$8,000	$8,000	$—	$8,000	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of June 30, 2024, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of June 30, 2024, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Effective January 1, 2023, the Company no longer receives any benefits under the Policy Statement and became subject to consolidated capital requirements. As of the June 30, 2024 measurement date, the Company had more than $3.0 billion in assets and remains subject to consolidated capital requirements.
Capital amounts and ratios for the Company as of June 30, 2024 and December 31, 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Risk-Based Capital	$389,245	18.01%	$226,894	10.50%
Tier I Risk-Based Capital	$367,176	16.99%	$183,676	8.50%
Common Equity Tier I Capital	$367,176	16.99%	$151,263	7.00%
Tier I Leverage Capital	$367,176	11.74%	$125,098	4.00%

December 31, 2023
Total Risk-Based Capital	$384,577	18.28%	$220,905	10.50%
Tier I Risk-Based Capital	$362,799	17.24%	$178,828	8.50%
Common Equity Tier I Capital	$362,799	17.24%	$147,270	7.00%
Tier I Leverage Capital	$362,799	11.56%	$125,575	4.00%
Capital amounts and ratios for the Bank as of June 30, 2024 and December 31, 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Risk-Based Capital	$381,452	17.66%	$226,818	10.50%	$216,017	10.00%
Tier I Risk-Based Capital	$359,383	16.64%	$183,615	8.50%	$172,814	8.00%
Common Equity Tier I Capital	$359,383	16.64%	$151,212	7.00%	$140,411	6.50%
Tier I Leverage Capital	$359,383	11.49%	$125,062	4.00%	$156,328	5.00%

December 31, 2023
Total Risk-Based Capital	$378,582	18.00%	$220,850	10.50%	$210,333	10.00%
Tier I Risk-Based Capital	$356,804	16.96%	$178,783	8.50%	$168,266	8.00%
Common Equity Tier I Capital	$356,804	16.96%	$147,233	7.00%	$136,716	6.50%
Tier I Leverage Capital	$356,804	11.37%	$125,538	4.00%	$156,923	5.00%
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

As of June 30, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share amounts)	2024	2023	2024	2023
Numerator:
Net income - basic	$7,987	$8,968	$16,175	$18,566
Net income - diluted	$7,987	$8,968	$16,175	$18,566

Denominator:
Weighted - average shares outstanding - basic	6,896,030	7,177,621	6,973,039	7,180,187
Plus: Effect of Director Compensation Program	406	238	875	450
Plus: Effect of restricted stock	17,704	16,775	17,704	16,775
Weighted - average shares outstanding - diluted	6,914,140	7,194,634	6,991,618	7,197,412

Earnings per common share:
Basic	$1.16	$1.25	$2.32	$2.59
Diluted	$1.16	$1.25	$2.31	$2.58
10.    Equity
Stock Repurchases
On December 14, 2023, the Company’s board of directors approved the renewal of its 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The renewed program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the six months ended June 30, 2024, the Company repurchased 16,220 shares of its common stock at an aggregate cost of $764,000 under the stock repurchase program. As of June 30, 2024, the Company had $4.2 million available for repurchasing its common stock under this program.
On March 13, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of the Company’s common stock for a total purchase price of $10.0 million. The repurchase was supplemental to the Company’s $5.0 million stock repurchase program and did not impact the amount of permitted repurchases thereunder.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $13.7 million, of which $10.9 million, net of tax, was included in AOCI.
11.    Subsequent Events
On August 8, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 60,000 shares of the Company’s common stock, no par value per share, for a total purchase price of approximately

$3.0 million. In connection with the repurchase, the Company reduced the availability under its 2024 stock repurchase program by $3.0 million. After this transaction, the Company will have approximately $1.2 million available for repurchasing its common stock under the 2024 stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2023 through June 30, 2024, and on our results of operations for the quarters ended June 30, 2024 and March 31, 2024, and for the six months ended June 30, 2024 and June 30, 2023.
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
SECOND QUARTER 2024 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the second quarter of 2024, the Company had an improved net interest margin along with fairly consistent earnings and loan and deposit balances. Stock buyback activity was steady, and Red River Bank opened a new banking center location in the New Orleans market.
•Net income for the second quarter of 2024 was $8.0 million, or $1.16 diluted EPS, a decrease of $201,000, or 2.5%, compared to $8.2 million, or $1.16 diluted EPS, for the first quarter of 2024. Net income for the second quarter benefited from higher net interest income and an improved net interest margin FTE. Net income for the first quarter of 2024 benefited from approximately $800,000 of nonrecurring noninterest income payments and operating expense reduction items.
•For the second quarter of 2024, the return on assets was 1.05%, and the return on equity was 10.69%.
•Net interest income and net interest margin FTE increased for the second quarter of 2024 compared to the prior quarter. Net interest income for the second quarter of 2024 was $21.8 million compared to $21.4 million for the prior quarter. Net interest margin FTE for the second quarter of 2024 was 2.92% compared to 2.83% for the prior quarter. These increases were due to improved yields on loans and securities outpacing higher deposit rates.
•As of June 30, 2024, assets were $3.05 billion, which was $24.8 million, or 0.8%, lower than March 31, 2024. The decrease was due to a $29.2 million decrease in deposits.
•Deposits totaled $2.72 billion as of June 30, 2024, a decrease of $29.2 million, or 1.1%, compared to $2.75 billion as of March 31, 2024. In the second quarter of 2024, deposit activity was normal and included the seasonal outflow of funds for income tax payments.
•As of June 30, 2024, loans HFI were $2.05 billion, slightly higher than $2.04 billion as of March 31, 2024. In the second quarter of 2024, new loan activity was steady throughout all markets.
•As of June 30, 2024, NPAs were $3.2 million, or 0.11% of assets, and the ACL was $21.6 million, or 1.06% of loans HFI.

•As of June 30, 2024, liquid assets, which are cash and cash equivalents, were $213.1 million, and the liquid assets to assets ratio was 6.99%. We do not have any borrowings, brokered deposits, or internet-sourced deposits.
•We paid a quarterly cash dividend of $0.09 per common share in the second quarter of 2024.
•The 2024 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. In the second quarter of 2024, we repurchased 16,220 shares of our common stock at an aggregate cost of $764,000. As of June 30, 2024, the 2024 stock repurchase program had $4.2 million remaining.
•As of June 30, 2024, capital levels were strong with a stockholders’ equity to assets ratio of 10.07%, a leverage ratio of 11.74%, and a total risk-based capital ratio of 18.01%.
•We continue to implement our organic expansion plan. In June 2024, we opened a second Red River Bank full-service banking center in the New Orleans market, and in July 2024, we held a grand opening ceremony at this newly constructed location on Veterans Memorial Boulevard in Metairie, Louisiana.
•In July 2024, Bank Director Magazine ranked the Company 9th in the top 30 best-performing publicly traded financial institutions in 2023 with assets less than $5.0 billion.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2023 to June 30, 2024
(in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,048,528	$3,128,810	(80,282)	(2.6)%
Interest-bearing deposits in other banks	$178,038	$252,364	(74,326)	(29.5)%
Securities available-for-sale, at fair value	$526,890	$570,092	(43,202)	(7.6)%
Securities held-to-maturity, at amortized cost	$136,824	$141,236	(4,412)	(3.1)%
Loans held for investment	$2,047,890	$1,992,858	55,032	2.8%
Total deposits	$2,716,646	$2,801,888	(85,242)	(3.0)%
Total stockholders’ equity	$306,990	$303,851	3,139	1.0%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income	$7,987	$8,188	$8,968	$16,175	$18,566

Per Common Share Data:
Earnings per share, basic	$1.16	$1.16	$1.25	$2.32	$2.59
Earnings per share, diluted	$1.16	$1.16	$1.25	$2.31	$2.58
Book value per share	$44.58	$43.43	$39.49	$44.58	$39.49
Tangible book value per share (1,2)	$44.35	$43.20	$39.28	$44.35	$39.28
Realized book value per share (1,3)	$53.54	$52.52	$49.21	$53.54	$49.21
Cash dividends per share	$0.09	$0.09	$0.08	$0.18	$0.16
Shares outstanding	6,886,928	6,892,448	7,175,056	6,886,928	7,175,056
Weighted average shares outstanding, basic	6,896,030	7,050,048	7,177,621	6,973,039	7,180,187
Weighted average shares outstanding, diluted	6,914,140	7,066,709	7,194,634	6,991,618	7,197,412

Summary Performance Ratios:
Return on average assets	1.05%	1.07%	1.20%	1.06%	1.24%
Return on average equity	10.69%	10.77%	12.78%	10.73%	13.54%
Net interest margin	2.87%	2.80%	2.91%	2.83%	2.99%
Net interest margin FTE(4)	2.92%	2.83%	2.96%	2.89%	3.04%
Efficiency ratio(5)	62.07%	60.37%	58.63%	61.23%	57.74%
Loans HFI to deposits ratio	75.38%	74.22%	73.10%	75.38%	73.10%
Noninterest-bearing deposits to deposits ratio	32.87%	32.61%	37.14%	32.87%	37.14%
Noninterest income to average assets	0.67%	0.64%	0.81%	0.66%	0.69%
Operating expense to average assets	2.19%	2.07%	2.16%	2.13%	2.11%

Summary Credit Quality Ratios:
NPAs to assets	0.11%	0.08%	0.07%	0.11%	0.07%
Nonperforming loans to loans HFI	0.16%	0.12%	0.10%	0.16%	0.10%
ACL to loans HFI	1.06%	1.06%	1.08%	1.06%	1.08%
Net charge-offs to average loans	0.01%	0.00%	0.00%	0.02%	0.01%

Capital Ratios:
Stockholders’ equity to assets	10.07%	9.74%	9.36%	10.07%	9.36%
Tangible common equity to tangible assets(1,6)	10.02%	9.69%	9.31%	10.02%	9.31%
Total risk-based capital to risk-weighted assets	18.01%	17.84%	18.13%	18.01%	18.13%
Tier 1 risk-based capital to risk-weighted assets	16.99%	16.82%	17.09%	16.99%	17.09%
Common equity Tier 1 capital to risk-weighted assets	16.99%	16.82%	17.09%	16.99%	17.09%
Tier 1 risk-based capital to average assets	11.74%	11.44%	11.48%	11.74%	11.48%
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

RESULTS OF OPERATIONS
Net income for the second quarter of 2024 was $8.0 million, or $1.16 diluted EPS, a decrease of $201,000, or 2.5%, compared to $8.2 million, or $1.16 diluted EPS, for the first quarter of 2024. The decrease in net income was due to an $816,000 increase in operating expenses, partially offset by a $424,000 increase in net interest income, a $170,000 increase in noninterest income, and a $21,000 decrease in income tax expense. The return on assets for the second quarter of 2024 was 1.05%, compared to 1.07% for the first quarter of 2024. The return on equity was 10.69% for the second quarter of 2024, compared to 10.77% for the first quarter of 2024. Our efficiency ratio for the second quarter of 2024 was 62.07%, compared to 60.37% for the first quarter of 2024.
Net income for the six months ended June 30, 2024, was $16.2 million, or $2.31 diluted EPS, a decrease of $2.4 million, or 12.9%, compared to $18.6 million, or $2.58 diluted EPS, for the six months ended June 30, 2023. The decrease in net income was due to a $1.3 million decrease in net interest income, a $942,000 increase in operating expenses, a $321,000 decrease in noninterest income, and a $300,000 increase in the provision for credit losses, partially offset by a $441,000 decrease in income tax expense. The return on assets for the six months ended June 30, 2024, was 1.06%, compared to 1.24% for the six months ended June 30, 2023. The return on equity was 10.73% for the six months ended June 30, 2024, compared to 13.54% for the six months ended June 30, 2023. Our efficiency ratio for the six months ended June 30, 2024, was 61.23%, compared to 57.74% for the six months ended June 30, 2023.
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
In 2023, the interest rate environment continued to trend upward. The FOMC increased the federal funds rate by 50 bps in the first quarter of 2023, by 25 bps in the second and third quarters of 2023, and kept the rate consistent through the second quarter of 2024 with a target range of 5.25%-5.50%. The average effective federal funds rate was 5.33% for the first and second quarters of 2024, compared to 4.75% for the first six months of 2023. The net interest income and net interest margin FTE increased in the second quarter of 2024 compared to the prior quarter. The net interest income and net interest margin FTE decreased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Second Quarter of 2024 vs. First Quarter of 2024
Net interest income for the second quarter of 2024 was $21.8 million, which was $424,000, or 2.0%, higher than the first quarter of 2024, due to a $663,000 increase in interest and dividend income, partially offset by a $239,000 increase in interest expense. The increase in interest and dividend income was due to higher interest income on loans, partially offset by lower interest income on short-term liquid assets. Loan income increased $989,000 due to higher rates on new and renewed loans, combined with higher balances in loans HFI. The average rate on new and renewed loans was 7.98% for the second quarter of 2024, compared to 7.56% for the prior quarter. Interest income on short-term liquid assets decreased due to lower balances in these accounts during the second quarter. The increase in interest expense was primarily due to higher rates on new and renewed time deposits, combined with larger balances in these accounts.
The net interest margin FTE increased nine bps to 2.92% for the second quarter of 2024, compared to 2.83% for the prior quarter. This increase was due to improved yields on loans and securities, partially offset by higher deposit costs. The yield on loans increased 12 bps due to higher rates on new and renewed loans. The yield on securities increased eight bps due to reinvesting securities cash flows received into new securities at higher yields. These increases were partially offset by an eight bp increase in the rate on interest-bearing deposits during the second quarter. The cost of deposits increased five bps to 1.75% for the second quarter of 2024, compared to 1.70% for the previous quarter.
In the second quarter of 2024, the target range for the federal funds rate remained at 5.25%-5.50%. The market’s expectation is that the FOMC will lower the target federal funds rate in the second half of 2024. During the 12 months ending June 30, 2025, we anticipate receiving approximately $126.0 million in securities cash flows with an average yield of 2.40%, and we project approximately $215.3 million of fixed rate loans will mature with an average yield of 5.55%. We expect to redeploy these balances into higher yielding assets, which should benefit both net interest income and net interest margin FTE. As of June 30, 2024, floating rate loans were 13.9% of loans HFI, and floating rate transaction deposits were 6.5% of interest-bearing transaction deposits. Depending on balance sheet activity and the movement in interest rates, we expect the net interest margin FTE to improve slightly in the third and fourth quarters of 2024.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2024 and March 31, 2024:

	For the Three Months Ended
	June 30, 2024			March 31, 2024
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,042,602	$26,882	5.21%	$2,015,063	$25,893	5.09%
Securities - taxable	546,466	3,069	2.25%	569,600	3,048	2.14%
Securities - tax-exempt	193,954	999	2.06%	197,817	1,016	2.05%
Interest-bearing deposits in other banks	199,668	2,709	5.43%	224,301	3,039	5.42%
Nonmarketable equity securities	2,262	22	3.96%	2,240	22	3.95%
Total interest-earning assets	2,984,952	$33,681	4.48%	3,009,021	$33,018	4.35%
Allowance for credit losses	(21,653)			(21,402)
Noninterest-earning assets	96,631			100,486
Total assets	$3,059,930			$3,088,105
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,230,474	$5,701	1.86%	$1,261,361	$5,680	1.81%
Time deposits	595,120	6,193	4.19%	582,847	5,975	4.12%
Total interest-bearing deposits	1,825,594	11,894	2.62%	1,844,208	11,655	2.54%
Other borrowings	1	—	5.78%	—	—	—%
Total interest-bearing liabilities	1,825,595	$11,894	2.62%	1,844,208	$11,655	2.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	908,930			913,114
Accrued interest and other liabilities	24,868			25,055
Total noninterest-bearing liabilities	933,798			938,169
Stockholders’ equity	300,537			305,728
Total liabilities and stockholders’ equity	$3,059,930			$3,088,105
Net interest income		$21,787			$21,363
Net interest spread			1.86%			1.81%
Net interest margin			2.87%			2.80%
Net interest margin FTE(3)			2.92%			2.83%
Cost of deposits			1.75%			1.70%
Cost of funds			1.60%			1.56%
(1)Includes average outstanding balances of loans HFS of $3.2 million and $2.0 million for the three months ended June 30, 2024 and March 31, 2024, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Net interest income for the six months ended June 30, 2024 was $43.2 million, which was $1.3 million, or 2.9%, lower than $44.4 million for the six months ended June 30, 2023. Net interest income decreased due to an $11.8 million increase in interest expense, partially offset by a $10.5 million increase in interest and dividend income.
The increase in interest expense for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, was due to an increase in deposit rates as we responded to deposit rate pressure, combined with larger balances in higher cost deposit accounts. During 2023, we experienced a change in the deposit mix due to customers moving deposits from lower yielding categories to higher yielding categories. The increase in interest and dividend income for the six months ended June 30, 2024, compared to the same period prior year, was primarily due to higher interest income on loans and short-term liquid assets. Loan income increased $8.2 million due to higher rates on new, renewed, and floating rate loans and a $103.0 million increase in the average balance of loans, when compared to the same period prior year. The interest income on short-term liquid assets increased $1.5 million due to the higher interest rate environment and a $32.0 million increase in the average balance of these assets.
Net interest margin FTE decreased 15 bps to 2.89% for the six months ended June 30, 2024, from 3.04% for the six months ended June 30, 2023, due to the increase in the cost of deposits exceeding the increase in the yield on earning assets. The cost of deposits increased 85 bps to 1.72% for the six months ended June 30, 2024, from 0.87% for the six months ended June 30, 2023, due to a 117 bp increase in the rate on interest-bearing deposits, combined with customers moving deposits from lower yielding categories to higher yielding categories. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits increased 177 and 73 bps, respectively. These rates increased as we continued to respond to deposit rate pressure.
The net interest margin FTE was positively impacted by the increase in the yield on earning assets, for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. The yield on loans increased 54 bps due to higher rates on new, renewed, and floating rate loans due to the higher interest rate environment. The yield on securities increased 44 bps for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to reinvesting securities cash flows received into new securities at higher yields. In addition, the yield on short-term liquid assets increased 65 bps due to the FOMC’s increases to the target federal funds range, compared to the same period prior year.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,028,833	$52,775	5.15%	$1,925,821	$44,616	4.61%
Securities - taxable	558,032	6,117	2.19%	635,640	5,160	1.63%
Securities - tax-exempt	195,886	2,015	2.06%	204,856	2,071	2.02%
Federal funds sold	—	—	—%	37,497	886	4.70%
Interest-bearing deposits in other banks	211,985	5,748	5.42%	142,452	3,409	4.77%
Nonmarketable equity securities	2,251	44	3.94%	3,506	61	3.48%
Total interest-earning assets	2,996,987	$66,699	4.41%	2,949,772	$56,203	3.79%
Allowance for credit losses	(21,528)			(20,854)
Noninterest-earning assets	98,559			89,026
Total assets	$3,074,018			$3,017,944
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,245,917	$11,381	1.84%	$1,283,073	$7,042	1.11%
Time deposits	588,984	12,168	4.15%	399,848	4,714	2.38%
Total interest-bearing deposits	1,834,901	23,549	2.58%	1,682,921	11,756	1.41%
Other borrowings	1	—	4.78%	995	28	5.50%
Total interest-bearing liabilities	1,834,902	$23,549	2.58%	1,683,916	$11,784	1.41%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	911,022			1,037,540
Accrued interest and other liabilities	24,961			19,914
Total noninterest-bearing liabilities	935,983			1,057,454
Stockholders’ equity	303,133			276,574
Total liabilities and stockholders’ equity	$3,074,018			$3,017,944
Net interest income		$43,150			$44,419
Net interest spread			1.83%			2.38%
Net interest margin			2.83%			2.99%
Net interest margin FTE(3)			2.89%			3.04%
Cost of deposits			1.72%			0.87%
Cost of funds			1.58%			0.81%
(1)Includes average outstanding balances of loans HFS of $2.6 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024 vs. March 31, 2024			June 30, 2024 vs. June 30, 2023
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$354	$635	$989	$2,387	$5,772	$8,159
Securities - taxable	(124)	145	21	(631)	1,588	957
Securities - tax-exempt	(20)	3	(17)	(91)	35	(56)
Federal funds sold	—	—	—	(886)	—	(886)
Interest-bearing deposits in other banks	(332)	2	(330)	1,644	695	2,339
Nonmarketable equity securities	—	—	—	(22)	5	(17)
Total interest-earning assets	$(122)	$785	$663	$2,401	$8,095	$10,496
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(139)	$160	$21	$(204)	$4,543	$4,339
Time deposits	126	92	218	2,230	5,224	7,454
Total interest-bearing deposits	(13)	252	239	2,026	9,767	11,793
Other borrowings	—	—	—	(27)	(1)	(28)
Total interest-bearing liabilities	$(13)	$252	$239	$1,999	$9,766	$11,765
Increase (decrease) in net interest income	$(109)	$533	$424	$402	$(1,671)	$(1,269)
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	Increase (Decrease)
Provision for credit losses	$300	$300	$—	—%
The provision for credit losses for the second quarter of 2024 was $300,000, which was consistent with the first quarter of 2024. The provision in the first and second quarters was due to potential economic challenges resulting from the current inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	Increase (Decrease)
Provision for credit losses	$600	$300	$300	100.0%

The provision for credit losses for the six months ended June 30, 2024, was $600,000, an increase of $300,000, or 100.0%, from $300,000 for the six months ended June 30, 2023. The primary drivers of the increase were the current inflationary environment, changing monetary policy, current economic forecasts, and loan growth. Effective January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. For the cumulative effect of adopting ASC 326, we recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023. No provision expense was recorded for the first quarter of 2023 under the new CECL methodology.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Second Quarter of 2024 vs. First Quarter of 2024
Noninterest income increased $170,000 to $5.1 million for the second quarter of 2024 compared to $4.9 million for the first quarter of 2024. The increase in noninterest income was mainly due to an increase in mortgage loan income and income from SBIC limited partnerships of which Red River Bank is a member, partially offset by a decrease in brokerage income and net debit card income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,367	$1,368	$(1)	(0.1%)
Debit card income, net	949	1,022	(73)	(7.1%)
Mortgage loan income	650	456	194	42.5%
Brokerage income	893	987	(94)	(9.5%)
Loan and deposit income	492	492	—	—%
Bank-owned life insurance income	216	202	14	6.9%
Gain (Loss) on equity securities	(13)	(31)	18	58.1%
SBIC income	454	352	102	29.0%
Other income (loss)	90	80	10	12.5%
Total noninterest income	$5,098	$4,928	$170	3.4%
Mortgage loan income increased $194,000 to $650,000 for the second quarter of 2024, compared to the prior quarter due to increased purchase activity.
SBIC income increased $102,000 to $454,000 for the second quarter of 2024, compared to the prior quarter. This increase was primarily due to higher normal income received from these partnerships in the second quarter. In the first quarter of 2024, we received a distribution payment of $114,000, in addition to normal income from these partnerships. We expect SBIC income to be lower in future quarters.
Brokerage income decreased $94,000 to $893,000 for the second quarter of 2024, compared to the prior quarter. The lower income in the second quarter of 2024 was mainly due to lower investing activities by clients. Assets under management were $1.09 billion as of June 30, 2024, and $1.07 billion as of March 31, 2024.
Debit card income, net, decreased $73,000 to $949,000 for the second quarter of 2024, compared to the prior quarter. In the first quarter of 2024, we terminated our previous debit card provider contract, which resulted in $145,000 of nonrecurring income. In January 2024, a newly negotiated debit card provider contract became effective. The second quarter of 2024 benefited from a higher number of debit card transactions and related income.
Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Noninterest income decreased $321,000 to $10.0 million for the six months ended June 30, 2024, compared to $10.3 million for the six months ended June 30, 2023. The decrease in noninterest income was mainly due to lower income from SBIC limited partnerships of which Red River Bank is a member, partially offset by higher mortgage loan income, brokerage income, and net debit card income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,735	$2,828	$(93)	(3.3%)
Debit card income, net	1,971	1,858	113	6.1%
Mortgage loan income	1,106	920	186	20.2%
Brokerage income	1,880	1,730	150	8.7%
Loan and deposit income	984	995	(11)	(1.1%)
Bank-owned life insurance income	418	366	52	14.2%
Gain (Loss) on equity securities	(44)	(32)	(12)	(37.5%)
SBIC income	806	1,559	(753)	(48.3%)
Other income (loss)	170	123	47	38.2%
Total noninterest income	$10,026	$10,347	$(321)	(3.1%)
SBIC income decreased $753,000 to $806,000 for the six months ended June 30, 2024, compared to the same period prior year. In the first half of 2024, we received $114,000 of distribution payments, in addition to normal income. In the first half of 2023, we received income from the sale of an investment, in addition to normal income.
Mortgage loan income increased $186,000 to $1.1 million for the six months ended June 30, 2024, compared to the same period prior year mainly due to adjusted mortgage loan fees.
Brokerage income increased $150,000 to $1.9 million for the six months ended June 30, 2024, compared to the same period prior year. This increase was primarily due to higher investing activities by clients. Assets under management were $1.09 billion and $997.3 million as of June 30, 2024 and 2023, respectively.
Debit card income, net, increased $113,000 to $2.0 million for the six months ended June 30, 2024, compared to the same period prior year. In the first quarter of 2024, we terminated our previous debit card provider contract, which resulted in $145,000 of nonrecurring income. In January 2024, a newly negotiated debit card provider contract became effective, which resulted in an increase in debit card income. These increases were partially offset by higher debit card processing expenses in the first half of 2024.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Second Quarter of 2024 vs. First Quarter of 2024
Operating expenses increased $816,000 to $16.7 million for the second quarter of 2024, compared to $15.9 million for the first quarter of 2024. The increase in operating expenses was due to higher loan and deposit expenses, data processing expense, other business development expenses, legal and professional expenses, and occupancy and equipment expenses, partially offset by lower other taxes.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,603	$9,550	$53	0.6%
Non-staff expenses:
Occupancy and equipment expenses	1,698	1,616	82	5.1%
Technology expenses	724	709	15	2.1%
Advertising	408	337	71	21.1%
Other business development expenses	593	475	118	24.8%
Data processing expense	651	347	304	87.6%
Other taxes	500	737	(237)	(32.2%)
Loan and deposit expenses	309	(42)	351	835.7%
Legal and professional expenses	729	618	111	18.0%
Regulatory assessment expenses	401	404	(3)	(0.7%)
Other operating expenses	1,073	1,122	(49)	(4.4%)
Total operating expenses	$16,689	$15,873	$816	5.1%
Loan and deposit expenses increased $351,000 to $309,000 for the second quarter of 2024, compared to the prior quarter. The first quarter of 2024 benefited from the receipt of a $262,000 negotiated, variable rebate from a vendor.
Data processing expense increased $304,000 to $651,000 for the second quarter of 2024, compared to the prior quarter. The first quarter of 2024 benefited from the receipt of a $284,000 periodic refund from our data processing center.
Other business development expenses increased $118,000 to $593,000 for the second quarter of 2024, compared to the prior quarter. This increase was mainly the result of an increase in CRA-related contributions, as well as higher expenses associated with the SBIC limited partnerships.
Legal and professional expenses increased $111,000 to $729,000 for the second quarter of 2024, compared to the prior quarter. This increase was primarily due to higher public company expenses and audit expenses.
Occupancy and equipment expenses increased $82,000 to $1.7 million for the second quarter of 2024, compared to the prior quarter. This increase was primarily due to $67,000 of nonrecurring expenses related to our new location in the New Orleans market and other property renovations.
Other taxes decreased $237,000 to $500,000 for the second quarter of 2024, compared to the prior quarter. This decrease was primarily attributable to the reversal of $145,000 of stock repurchase tax expense in the second quarter of 2024 due to finalized guidelines. Stock repurchase tax expense was $100,000 in the first quarter of 2024.
Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Operating expenses increased $942,000 to $32.6 million for the six months ended June 30, 2024, compared to $31.6 million for the six months ended June 30, 2023. The increase in operating expenses was mainly due to higher personnel expenses, legal and professional expenses, other business development expenses, and occupancy and equipment expenses, partially offset by lower loan and deposit expenses and other taxes.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	Increase (Decrease)
Operating expenses:
Personnel expenses	$19,154	$18,547	$607	3.3%
Non-staff expenses:
Occupancy and equipment expenses	3,314	3,271	43	1.3%
Technology expenses	1,433	1,390	43	3.1%
Advertising	745	624	121	19.4%
Other business development expenses	1,068	930	138	14.8%
Data processing expense	998	1,038	(40)	(3.9%)
Other taxes	1,237	1,378	(141)	(10.2%)
Loan and deposit expenses	267	489	(222)	(45.4%)
Legal and professional expenses	1,347	1,097	250	22.8%
Regulatory assessment expenses	805	804	1	0.1%
Other operating expenses	2,194	2,052	142	6.9%
Total operating expenses	$32,562	$31,620	$942	3.0%
Personnel expenses increased $607,000 to $19.2 million for the six months ended June 30, 2024, compared to the same period prior year. This increase was primarily due to higher compensation expense as a result of net staff changes, offset by a decrease in medical insurance expense. As of June 30, 2024 and 2023, we had 361 and 353 total employees, respectively.
Legal and professional expenses increased $250,000 to $1.3 million for the six months ended June 30, 2024, compared to the same period prior year. This increase was due to higher contracted services, higher public company expenses, and higher professional and advisory services mainly related to a newly negotiated debit card provider contract effective January 2024.
Other business development expenses increased $138,000 to $1.1 million for the six months ended June 30, 2024, compared to the same period prior year. This increase was mainly the result of an increase in CRA-related contributions, as well as higher marketing expenses.
Occupancy and equipment expenses increased $43,000 to $3.3 million for the six months ended June 30, 2024, compared to the same period prior year. This increase was primarily due to a full period of expenses related to properties that were expanded or opened in 2023 and $67,000 of nonrecurring expenses related to our new location in the New Orleans market and other 2024 property renovations. The first half of 2023 had $189,000 of nonrecurring expenses related to opening our new operations center building and the expansion of a banking center in the Southwest market.
Loan and deposit expenses decreased $222,000 to $267,000 for the six months ended June 30, 2024, compared to the same period prior year. The first half of 2024 benefited from the receipt of a $262,000 negotiated, variable rebate from a vendor.
Other taxes decreased $141,000 to $1.2 million for the six months ended June 30, 2024, compared to the same period prior year. This decrease was primarily due to a decrease in State of Louisiana bank stock tax resulting from lower deposit account balances and lower net income for the applicable tax years.
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

The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	Increase (Decrease)
Income tax expense	$1,909	$1,930	$(21)	(1.1)%
For the quarters ended June 30, 2024 and March 31, 2024, income tax expense remained consistent at $1.9 million. The slight decrease in income tax expense was primarily due to a slight decrease in pre-tax income. Our effective income tax rates for the quarters ended June 30, 2024 and March 31, 2024, were 19.3% and 19.1%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	Increase (Decrease)
Income tax expense	$3,839	$4,280	$(441)	(10.3%)
For the six months ended June 30, 2024 and 2023, income tax expense totaled $3.8 million and $4.3 million, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income. Our effective income tax rates for the six months ended June 30, 2024 and 2023, were 19.2% and 18.7%, respectively.
FINANCIAL CONDITION
As of June 30, 2024, assets were $3.05 billion, which was $80.3 million, or 2.6%, lower than $3.13 billion as of December 31, 2023, primarily due to a decrease in deposits. Total deposits decreased $85.2 million, or 3.0%, to $2.72 billion as of June 30, 2024, from $2.80 billion as of December 31, 2023. Cash and cash equivalents decreased $92.4 million, or 30.2%, to $213.1 million and were 6.99% of assets as of June 30, 2024. Total securities decreased $47.7 million, or 6.7%, to $666.6 million and were 21.87% of assets as of June 30, 2024. During the first six months of the year, loans HFI increased $55.0 million, or 2.8%, to $2.05 billion as of June 30, 2024. As of June 30, 2024, and December 31, 2023, we had no borrowings. Stockholders’ equity increased $3.1 million during the first six months of 2024 to $307.0 million as of June 30, 2024. As of June 30, 2024, the loans HFI to deposits ratio was 75.38%, compared to 71.13% as of December 31, 2023, and the noninterest-bearing deposits to total deposits ratio was 32.87%, compared to 32.71% as of December 31, 2023.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of June 30, 2024. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of June 30, 2024, interest-bearing deposits in other banks were $178.0 million and were 5.8% of assets, a decrease of $74.3 million, or 29.5%, compared to $252.4 million and 8.1% of assets as of December 31, 2023. This decrease was primarily due to the outflow of customer deposits during the first half of 2024.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of June 30, 2024, our total securities portfolio was 21.9% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $663.7 million as of June 30, 2024, a decrease of $47.6 million, or 6.7%, from $711.3 million as of December 31, 2023.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2024, the estimated fair value of securities AFS was $526.9 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS increased $2.2 million for the six months ended June 30, 2024, resulting in a net unrealized loss of $64.4 million as of June 30, 2024, compared to a net unrealized loss of $62.2 million as of December 31, 2023.

Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2024, the amortized cost of securities HTM was $136.8 million. Securities HTM had an unrealized loss of $22.8 million as of June 30, 2024, compared to an unrealized loss of $22.2 million as of December 31, 2023.
Investment activity for the six months ended June 30, 2024, included $80.3 million in maturities, principal repayments, and calls, partially offset by $34.9 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 2.30% for the six months ended June 30, 2024, compared to 1.85% for the six months ended June 30, 2023. The increase in yield for the six months ended June 30, 2024, was primarily due to reinvesting securities cash flows received between June 30, 2023 and June 30, 2024, into new securities at higher yields.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of June 30, 2024, the average life of our securities portfolio was 6.9 years with an estimated effective duration of 5.0 years. As of December 31, 2023, the average life of our securities portfolio was 7.1 years with an estimated effective duration of 5.0 years.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2024, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,908	$311	$(29,982)	$259,237
Municipal bonds	204,724	—	(32,280)	172,444
U.S. Treasury securities	48,000	—	(719)	47,281
U.S. agency securities	49,659	18	(1,749)	47,928
Total Securities AFS	$591,291	$329	$(64,730)	$526,890

Securities HTM:
Mortgage-backed securities	$135,897	$—	$(22,742)	$113,155
U.S. agency securities	927	—	(107)	820
Total Securities HTM	$136,824	$—	$(22,849)	$113,975

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029
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

	Contractual Maturity as of June 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$1,886	3.73%	$10,158	4.80%	$46,299	1.61%	$200,894	2.54%	$259,237	2.47%
Municipal bonds	5,495	1.69%	11,862	1.99%	25,985	2.23%	129,102	2.08%	172,444	2.09%
U.S. Treasury securities	47,281	1.36%	—	—%	—	—%	—	—%	47,281	1.36%
U.S. agency securities	815	5.35%	4,403	2.73%	35,011	5.63%	7,699	2.50%	47,928	4.79%
Total Securities AFS	$55,477	1.53%	$26,423	3.16%	$107,295	3.00%	$337,695	2.35%	$526,890	2.44%
(1)Tax equivalent projected book yield as of June 30, 2024.

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

	Contractual Maturity as of June 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$135,897	2.46%	$135,897	2.46%
U.S. agency securities	—	—%	—	—%	927	2.61%	—	—%	927	2.61%
Total Securities AFS	$—	—%	$—	—%	$927	2.61%	$135,897	2.46%	$136,824	2.46%
(1)Tax equivalent projected book yield as of June 30, 2024.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of June 30, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $44,000 for the six months ended June 30, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on commercial real estate, one-to-four family residential, and commercial and industrial loans. As of June 30, 2024, loans HFI were $2.05 billion, an increase of $55.0 million, or 2.8%, compared to $1.99 billion as of December 31, 2023. In the first six months of 2024, loans HFI increased primarily due to new loan activity in various markets across Louisiana.
Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$865,645	42.3%	$851,582	42.7%
One-to-four family residential	611,904	29.9%	599,487	30.1%
Construction and development	129,197	6.3%	125,238	6.3%
Commercial and industrial	344,071	16.8%	315,327	15.8%
Tax-exempt	67,941	3.3%	72,913	3.7%
Consumer	29,132	1.4%	28,311	1.4%
Total loans HFI	$2,047,890	100.0%	$1,992,858	100.0%
Total loans HFS	$3,878		$1,306
Average loan HFI size, excluding credit cards	$246		$239
Commercial real estate loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $57.4 million, or 2.8%, of loans HFI as of June 30, 2024, and $62.3 million, or 3.1% of loans HFI, as of December 31, 2023. The properties are primarily centered in low-rise suburban areas.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of June 30, 2024, health care loans were $167.4 million, or 8.2% of loans HFI, compared to $153.8 million, or 7.7% of loans HFI, as of December 31, 2023. The average health care loan size was $361,000 as of June 30, 2024 and $334,000 as of December 31, 2023. Within the health care sector, loans to nursing and residential care facilities were 4.5% of loans HFI as of June 30, 2024, and 4.0% as of December 31, 2023. Loans to physician and dental practices were 3.5% of loans HFI as of June 30, 2024, and 3.6% as of December 31, 2023.

Energy loans were 1.7% of loans HFI as of June 30, 2024 and December 31, 2023.
Geographic Markets
As of June 30, 2024, Red River Bank operates in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	June 30, 2024
(dollars in thousands)	Amount	Percent
Central	$626,878	30.6%
Capital	538,861	26.3%
Northwest	364,508	17.8%
Southwest	173,031	8.5%
New Orleans	131,283	6.4%
Northshore	130,791	6.4%
Acadiana	82,538	4.0%
Total loans HFI	$2,047,890	100.0%
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
NPAs totaled $3.2 million as of June 30, 2024, an increase of $607,000, or 23.3%, from $2.6 million as of December 31, 2023. This increase was primarily due to an increase in nonaccrual loans, partially offset by a decrease in past due loans. The ratio of NPAs to assets was 0.11% as of June 30, 2024, and 0.08% as of December 31, 2023.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonperforming loans:
Nonaccrual loans	$3,168	$1,959
Accruing loans 90 days or more past due	41	574
Total nonperforming loans	3,209	2,533
Foreclosed assets:
Real estate	—	69
Total foreclosed assets	—	69
Total NPAs	$3,209	$2,602

Nonaccrual loans to loans HFI	0.15%	0.10%
Nonperforming loans to loans HFI	0.16%	0.13%
NPAs to assets	0.11%	0.08%

Nonaccrual loans are summarized below by category:

(in thousands)	June 30, 2024	December 31, 2023
Real estate:
Commercial real estate	$737	$714
One-to-four family residential	700	269
Construction and development	920	—
Commercial and industrial	717	844
Tax-exempt	—	—
Consumer	94	132
Total nonaccrual loans	$3,168	$1,959
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.
The following table summarizes loans HFI by risk rating:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,036,782	99.5%	$1,968,575	98.8%
Special Mention	5,410	0.2%	19,429	1.0%
Substandard	5,698	0.3%	4,854	0.2%
Total loans HFI	$2,047,890	100.0%	$1,992,858	100.0%
There were no loans as of June 30, 2024 or December 31, 2023, classified as doubtful or loss.
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
As of June 30, 2024, the ACL was $21.6 million, or 1.06% of loans HFI. As of December 31, 2023, the ACL totaled $21.3 million, or 1.07% of loans HFI. The $291,000 increase in the ACL for the six months ended June 30, 2024, was due to $600,000 from the provision for credit losses, partially offset by $309,000 of net charge-offs.
The provision for credit losses for the six months ended June 30, 2024, was $600,000, an increase of $300,000, or 100.0%, from $300,000 for the six months ended June 30, 2023. The primary drivers of the increase were the current inflationary environment, changing monetary policy, current economic forecasts, and loan growth. Effective January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. For the cumulative effect of adopting ASC 326, we recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The following table displays activity in the ACL for June 30, 2024, and June 30, 2023:

	As of and For the Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023
Loans HFI	$2,047,890	$1,947,631
Nonaccrual loans	$3,168	$1,840
Average loans	$2,028,833	$1,925,821

Allowance at beginning of period	$21,336	$20,628
Impact of adopting ASC 326	—	278
Provision for credit losses	600	300
Charge-offs:
Real estate:
Construction and development	—	(9)
Commercial and industrial	(211)	(33)
Consumer	(231)	(182)
Total charge-offs	(442)	(224)
Recoveries:
Real estate:
One-to-four family residential	5	5
Commercial and industrial	54	23
Consumer	74	75
Total recoveries	133	103
Net (charge-offs)/recoveries	(309)	(121)
Allowance at end of period	$21,627	$21,085

ACL to loans HFI	1.06%	1.08%
ACL to nonaccrual loans	682.67%	1,145.92%
Net charge-offs to average loans	0.02%	0.01%
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
Total deposits decreased $85.2 million, or 3.0%, to $2.72 billion as of June 30, 2024, from $2.80 billion as of December 31, 2023. This decrease was primarily a result of the seasonal outflow of funds from public entity customers and income tax payments, partially offset by an increase in new customer time deposit activity. Noninterest-bearing deposits decreased by $23.5 million, or 2.6%, to $892.9 million as of June 30, 2024. Noninterest-bearing deposits as a percentage of total deposits were 32.87% as of June 30, 2024, compared to 32.71% as of December 31, 2023. Interest-bearing deposits decreased by $61.7 million, or 3.3%, to $1.82 billion as of June 30, 2024.

Red River Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of June 30, 2024 and December 31, 2023, the average deposit account size was approximately $27,000 and $28,000, respectively.
The following table presents our deposits by account type as of the dates indicated:

	June 30, 2024		December 31, 2023		Change from December 31, 2023 to June 30, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$892,942	32.9%	$916,456	32.7%	$(23,514)	(2.6%)
Interest-bearing deposits:
Interest-bearing demand deposits	135,543	5.0%	138,380	5.0%	(2,837)	(2.1%)
NOW accounts	377,385	13.9%	468,483	16.7%	(91,098)	(19.4%)
Money market accounts	547,715	20.1%	541,607	19.3%	6,108	1.1%
Savings accounts	170,050	6.3%	173,741	6.2%	(3,691)	(2.1%)
Time deposits less than or equal to $250,000	399,981	14.7%	392,094	14.0%	7,887	2.0%
Time deposits greater than $250,000	193,030	7.1%	171,127	6.1%	21,903	12.8%
Total interest-bearing deposits	1,823,704	67.1%	1,885,432	67.3%	(61,728)	(3.3%)
Total deposits	$2,716,646	100.0%	$2,801,888	100.0%	$(85,242)	(3.0%)
The following table presents deposits by customer type as of the dates indicated:

	June 30, 2024		December 31, 2023		Change from December 31, 2023 to June 30, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,351,709	49.8%	$1,343,448	47.9%	$8,261	0.6%
Commercial	1,149,023	42.3%	1,170,670	41.8%	(21,647)	(1.8%)
Public	215,914	7.9%	287,770	10.3%	(71,856)	(25.0%)
Total deposits	$2,716,646	100.0%	$2,801,888	100.0%	$(85,242)	(3.0%)
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
Our average deposit balance was $2.73 billion for the three months ended June 30, 2024, a decrease of $22.8 million, or 0.8%, from $2.76 billion for the three months ended March 31, 2024. The average cost of interest-bearing deposits and total deposits for the second quarter of 2024 was 2.62% and 1.75%, respectively, compared to 2.54% and 1.70% for the prior quarter, respectively. The increase in the average cost of interest-bearing deposits and total deposits in the second quarter of 2024 as compared to the prior quarter was due to time deposit activity. Also, as of June 30, 2024, 6.5% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	June 30, 2024		March 31, 2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$908,930	0.00%	$913,114	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	113,466	4.27%	116,953	4.27%
NOW accounts	393,425	1.33%	427,143	1.24%
Money market accounts	550,767	2.29%	543,336	2.27%
Savings accounts	172,816	0.15%	173,929	0.15%
Time deposits	595,120	4.19%	582,847	4.12%
Total interest-bearing deposits	1,825,594	2.62%	1,844,208	2.54%
Total average deposits	$2,734,524	1.75%	$2,757,322	1.70%
As of June 30, 2024, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $804.6 million, or 29.6% of total deposits, compared to $887.8 million, or 31.7% of total deposits, as of December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of June 30, 2024, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $633.2 million, or 23.3% of total deposits, compared to $643.6 million, or 23.0% of total deposits, as of December 31, 2023. As of June 30, 2024, our cash and cash equivalents of $213.1 million combined with our available borrowing capacity of $1.68 billion equaled 235.6% of our estimated uninsured deposits and 299.4% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	June 30, 2024
Three months or less	$10,856
Over three months through six months	46,168
Over six months through 12 months	31,746
Over 12 months	4,510
Total	$93,280
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is collateralized by eligible Red River Bank loans. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by eligible securities and eligible Red River Bank loans that are not pledged to the FHLB. As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of June 30, 2024, was $307.0 million compared to $303.9 million as of December 31, 2023. The $3.1 million, or 1.0%, increase in stockholders’ equity was attributable to $16.2 million of net income for the six months ended June 30, 2024, and $224,000 of stock compensation, partially offset by the repurchase of 216,220 shares of common stock for $10.8 million, $1.3 million in cash dividends, and a $1.2 million, net of tax, market adjustment to AOCI related to securities.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $13.7 million, of which $10.9 million, net of tax, was included in AOCI.
On December 14, 2023, our board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The renewed program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. For the six months ended June 30, 2024, we repurchased 16,220 shares of our common stock at an aggregate cost of $764,000 under the stock repurchase program. As of June 30, 2024, we had $4.2 million available for repurchasing our common stock under this program.
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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of June 30, 2024, we had sufficient liquid assets available and $1.68 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2024, and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $22.0 million, or 0.81%, for the first six months of 2024, compared to the average deposits for the twelve months ended December 31, 2023. The increase in average total deposits was primarily due to new time deposit activity, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Our average total loans increased $85.5 million, or 4.40%, for the for the first six months of 2024, compared to average total loans for the twelve months ended December 31, 2023. The increase in average total loans was primarily due to the increase in commercial and industrial and real estate activity.
As of June 30, 2024, liquid assets were $213.1 million, compared to $305.4 million as of December 31, 2023. The decrease of $92.4 million, or 30.2%, was due to the outflow of deposits and the funding of loans, partially offset by net securities cash flows received during the first six months of 2024. The liquid assets to assets ratio was 6.99% as of June 30, 2024, compared to 9.76% as of December 31, 2023.

Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of June 30, 2024. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of June 30, 2024, we project receipt of approximately $126.0 million of principal repayments and maturities through June 30, 2025. As of June 30, 2024, approximately $424.1 million, or 66.0%, of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of June 30, 2024 and December 31, 2023, our net borrowing capacity from the FHLB was $989.2 million and $829.2 million, respectively. There were no outstanding borrowings from the FHLB as of June 30, 2024 and December 31, 2023.
Another borrowing source is the Federal Reserve Bank’s Discount Window. Effective the third quarter of 2023, the Bank pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, effective March 2024, the Bank was approved for the Discount Window’s Borrower-In-Custody “BIC” program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of June 30, 2024, we had a total borrowing capacity of $168.3 million, including $129.5 million through the BIC program, compared to a total borrowing capacity of $45.5 million as of December 31, 2023. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of June 30, 2024 and December 31, 2023.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of June 30, 2024 and December 31, 2023. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintain an additional $6.0 million revolving line of credit at one of our correspondent banks. As of June 30, 2024 and December 31, 2023, we had total borrowing capacity of $101.0 million through these combined funding sources. We had no outstanding balances from either of these sources as of June 30, 2024 and December 31, 2023.
The Federal Reserve’s Bank Term Funding Program ended on March 11, 2024. The Bank did not utilize this program while it was being offered.
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
As of June 30, 2024, we had $407.3 million in unfunded loan commitments and $12.4 million in commitments associated with outstanding standby letters of credit. As of December 31, 2023, we had $372.0 million in unfunded loan commitments and $15.4 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of June 30, 2024, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of June 30, 2024, there was a $2.6 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of June 30, 2024, there was a $452,000 outstanding commitment to this partnership.

Purchase Commitment
The Company has committed to an agreement to buy real estate for approximately $1.9 million as of June 30, 2024.
Construction Commitment
The Company has one committed construction agreement to construct a banking center, and there was approximately $189,000 remaining on this commitment as of June 30, 2024.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.6% as of June 30, 2024.
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

	June 30, 2024		December 31, 2023
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	2.5%	(8.7%)	4.8%	(5.3%)
+200	1.7%	(5.5%)	3.5%	(3.0%)
+100	1.0%	(2.5%)	2.3%	(1.0%)
Base	—%	—%	—%	—%
-100	(0.9%)	3.5%	(0.4%)	0.3%
-200	(3.2%)	2.7%	(3.5%)	(1.4%)
The results above, as of June 30, 2024 and December 31, 2023, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of June 30, 2024, the reported percentage changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of June 30, 2024, floating rate loans were 13.9% of loans HFI, and floating rate transaction deposits were 6.5% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2024, total intangible assets were $1.5 million, which is less than 1.0% of total assets.

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

(dollars in thousands, except per share data)	June 30, 2024	March 31, 2024	June 30, 2023
Tangible common equity
Total stockholders’ equity	$306,990	$299,314	$283,372
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$305,444	$297,768	$281,826
Realized common equity
Total stockholders’ equity	$306,990	$299,314	$283,372
Adjustments:
Accumulated other comprehensive (income) loss	61,732	62,700	69,693
Total realized common equity (non-GAAP)	$368,722	$362,014	$353,065
Common shares outstanding	6,886,928	6,892,448	7,175,056
Book value per share	$44.58	$43.43	$39.49
Tangible book value per share (non-GAAP)	$44.35	$43.20	$39.28
Realized book value per share (non-GAAP)	$53.54	$52.52	$49.21

Tangible assets
Total assets	$3,048,528	$3,073,298	$3,027,194
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,046,982	$3,071,752	$3,025,648
Total stockholders’ equity to assets	10.07%	9.74%	9.36%
Tangible common equity to tangible assets (non-GAAP)	10.02%	9.69%	9.31%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2024, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)
April 1 - April 30, 2024	—	$—	—	$5,000
May 1 - May 31, 2024	14,295	$47.33	14,295	$4,323
June 1 - June 30, 2024	1,925	$45.15	1,925	$4,236
Total	16,220	$47.07	16,220	$4,236
(1)On December 14, 2023, we announced that our board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The 2024 stock repurchase program has terms similar to the 2023 stock repurchase program and authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
(2)On August 8, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 60,000 shares of our common stock for a total purchase price of approximately $3.0 million. In connection with the repurchase, we reduced the availability under our 2024 stock repurchase program by $3.0 million. After this transaction, we will have approximately $1.2 million available for repurchasing our common stock under the 2024 stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 6, 2024, the Supplemental Executive Retirement Benefits Agreement (“SERP”) with each of Isabel V. Carriere, Andrew B. Cutrer, G. Bridges Hall, IV, Bryon C. Salazar, Tammi R. Salazar, and Debbie B. Triche was amended to adjust the vesting schedule of each officer’s benefits. Each SERP previously provided that the officer would be entitled to receive the maximum annual benefit provided under the SERP (“Full Benefit”) when he or she reached the age of 65. As amended, each SERP now provides that the officer will be entitled to the Full Benefit on December 31, 2028. The total benefits payable to each officer under his or her SERP was not changed by the amendments.
Also on August 6, 2024, the SERP with R. Blake Chatelain was restated, to consolidate his original SERP and all previous amendments into a single document, and to make non-substantive changes. No material changes were made in the restatement of Mr. Chatelain’s SERP.

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

10.1	Amended and Restated Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain*+#
10.2
Composite Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, G. Bridges Hall, Bryon C. Salazar, Tammi R. Salazar, and Debbie B. Triche*+#

10.3
Stock Repurchase Agreement, dated August 8, 2024, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and the John Charles Simpson Jr. Irrevocable Trust UA 25-NOV-03 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2024, file number 001-38888)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: August 9, 2024	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)