Form 10-Q
period 2024-09-30
RED RIVER BANCSHARES INC
filed 2024-11-08
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2024, the registrant had 6,826,120 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
PPP	Paycheck Protection Program
Report	Quarterly Report on Form 10-Q
SBA	Small Business Administration
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$39,664	$53,062
Interest-bearing deposits in other banks	192,983	252,364
Total Cash and Cash Equivalents	232,647	305,426
Securities available-for-sale, at fair value (amortized cost of $610,008 and $632,258, respectively)	560,555	570,092
Securities held-to-maturity, at amortized cost (fair value of $116,859 and $119,029, respectively)	134,145	141,236
Equity securities, at fair value	3,028	2,965
Nonmarketable equity securities	2,305	2,239
Loans held for sale	1,805	1,306
Loans held for investment	2,056,048	1,992,858
Less: Allowance for credit losses	(21,757)	(21,336)
Loans held for investment, net	2,034,291	1,971,522
Premises and equipment, net	57,661	57,088
Accrued interest receivable	9,465	9,945
Bank-owned life insurance	30,164	29,529
Intangible assets	1,546	1,546
Right-of-use assets	2,853	3,629
Other assets	31,285	32,287
Total Assets	$3,101,750	$3,128,810
LIABILITIES
Noninterest-bearing deposits	$882,394	$916,456
Interest-bearing deposits	1,864,731	1,885,432
Total Deposits	2,747,125	2,801,888
Accrued interest payable	11,751	8,000
Lease liabilities	2,982	3,767
Accrued expenses and other liabilities	15,574	11,304
Total Liabilities	2,777,432	2,824,959
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,826,120 and 7,091,637 shares, respectively	41,402	55,136
Additional paid-in capital	2,682	2,407
Retained earnings	329,858	306,802
Accumulated other comprehensive income (loss)	(49,624)	(60,494)
Total Stockholders’ Equity	324,318	303,851
Total Liabilities and Stockholders’ Equity	$3,101,750	$3,128,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$27,909	$23,925	$80,684	$68,541
Interest on securities	4,334	3,404	12,465	10,635
Interest on federal funds sold	—	—	—	886
Interest on deposits in other banks	2,630	2,950	8,378	6,359
Dividends on stock	28	45	73	106
Total Interest and Dividend Income	34,901	30,324	101,600	86,527
INTEREST EXPENSE
Interest on deposits	12,444	9,562	35,993	21,319
Interest on other borrowed funds	—	37	—	64
Total Interest Expense	12,444	9,599	35,993	21,383
Net Interest Income	22,457	20,725	65,607	65,144
Provision for credit losses	300	185	900	485
Net Interest Income After Provision for Credit Losses	22,157	20,540	64,707	64,659
NONINTEREST INCOME
Service charges on deposit accounts	1,486	1,489	4,223	4,317
Debit card income, net	905	830	2,875	2,687
Mortgage loan income	732	604	1,838	1,524
Brokerage income	987	1,029	2,867	2,759
Loan and deposit income	588	571	1,572	1,566
Bank-owned life insurance income	217	191	635	557
Gain (Loss) on equity securities	107	(113)	63	(145)
SBIC income	301	920	1,107	2,479
Other income (loss)	96	60	266	184
Total Noninterest Income	5,419	5,581	15,446	15,928
OPERATING EXPENSES
Personnel expenses	9,700	9,461	28,854	28,008
Occupancy and equipment expenses	1,661	1,663	4,975	4,933
Technology expenses	865	675	2,298	2,066
Advertising	317	331	1,061	955
Other business development expenses	521	522	1,589	1,451
Data processing expense	652	651	1,650	1,689
Other taxes	622	664	1,859	2,042
Loan and deposit expenses	294	238	561	728
Legal and professional expenses	653	616	2,000	1,714
Regulatory assessment expenses	421	419	1,226	1,223
Other operating expenses	1,046	990	3,241	3,041
Total Operating Expenses	16,752	16,230	49,314	47,850
Income Before Income Tax Expense	10,824	9,891	30,839	32,737
Income tax expense	2,070	1,870	5,910	6,150
Net Income	$8,754	$8,021	$24,929	$26,587
EARNINGS PER SHARE
Basic	$1.28	$1.12	$3.60	$3.70
Diluted	$1.27	$1.12	$3.59	$3.70
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$8,754	$8,021	$24,929	$26,587
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	14,948	(10,295)	12,713	(9,186)
Tax effect	(3,140)	2,162	(2,670)	1,930
Change in unrealized net loss on securities transferred to held-to-maturity	380	430	1,047	1,185
Tax effect	(80)	(90)	(220)	(249)
Total other comprehensive income (loss)	12,108	(7,793)	10,870	(6,320)
Comprehensive Income (Loss)	$20,862	$228	$35,799	$20,267
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	9,598	—	9,598
Stock incentive plan	—	—	69	—	—	69
Forfeiture of restricted shares of common stock	(1,130)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	84	—	—	—	84
Repurchase of common stock	(6,795)	(346)	—	—	—	(346)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	2,625	2,625
Balance as of March 31, 2023	7,177,650	$59,788	$2,157	$283,236	$(68,541)	$276,640
Net income	—	—	—	8,968	—	8,968
Stock incentive plan	—	—	91	—	—	91
Issuance of restricted shares of common stock through stock incentive plan	9,300	—	—	—	—	—
Repurchase of common stock	(11,894)	(601)	—	—	—	(601)
Cash dividend - $0.08 per share	—	—	—	(574)	—	(574)
Other comprehensive income (loss)	—	—	—	—	(1,152)	(1,152)
Balance as of June 30, 2023	7,175,056	$59,187	$2,248	$291,630	$(69,693)	$283,372
Net income	—	—	—	8,021	—	8,021
Stock incentive plan	—	—	79	—	—	79
Forfeiture of restricted shares of common stock	(810)	—	—	—	—	—
Repurchase of common stock	(23,561)	(1,156)	—	—	—	(1,156)
Cash dividend - $0.08 per share	—	—	—	(572)	—	(572)
Other comprehensive income (loss)	—	—	—	—	(7,793)	(7,793)
Balance as of September 30, 2023	7,150,685	$58,031	$2,327	$299,079	$(77,486)	$281,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	8,188	—	8,188
Stock incentive plan	—	—	78	—	—	78
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock	(200,000)	(10,000)	—	—	—	(10,000)
Cash dividend - $0.09 per share	—	—	—	(638)	—	(638)
Other comprehensive income (loss)	—	—	—	—	(2,206)	(2,206)
Balance as of March 31, 2024	6,892,448	$45,177	$2,485	$314,352	$(62,700)	$299,314
Net income	—	—	—	7,987	—	7,987
Stock incentive plan	—	—	105	—	—	105
Issuance of restricted shares of common stock through stock incentive plan	10,700	—	—	—	—	—
Repurchase of common stock	(16,220)	(764)	—	—	—	(764)
Cash dividend - $0.09 per share	—	—	—	(620)	—	(620)
Other comprehensive income (loss)	—	—	—	—	968	968
Balance as of June 30, 2024	6,886,928	$44,413	$2,590	$321,719	$(61,732)	$306,990
Net income	—	—	—	8,754	—	8,754
Stock incentive plan	—	—	92	—	—	92
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Repurchase of common stock	(60,233)	(3,011)	—	—	—	(3,011)
Cash dividend - $0.09 per share	—	—	—	(615)	—	(615)
Other comprehensive income (loss)	—	—	—	—	12,108	12,108
Balance as of September 30, 2024	6,826,120	$41,402	$2,682	$329,858	$(49,624)	$324,318
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,929	$26,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,846	1,618
Amortization	482	410
Share-based compensation earned	275	239
Share-based board compensation earned	51	30
Net (accretion) amortization on securities AFS	909	1,234
Net (accretion) amortization on securities HTM	(1,022)	(1,153)
(Gain) Loss on equity securities	(63)	145
Provision for credit losses	900	485
Deferred income tax (benefit) expense	400	(79)
Net (increase) decrease in loans HFS	(499)	(1,830)
Net (increase) decrease in accrued interest receivable	480	52
Net (increase) decrease in BOLI	(635)	(557)
Net increase (decrease) in accrued interest payable	3,751	5,237
Net increase (decrease) in accrued income taxes payable	216	(656)
Other operating activities, net	2,196	257
Net cash provided by (used in) operating activities	34,216	32,019
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	109,137	109,521
Purchases	(87,796)	(34,581)
Activity in securities HTM:
Maturities, principal repayments, and calls	8,113	9,416
Sale of equity securities	—	7,000
Sale of nonmarketable equity securities	—	2,178
Purchase of nonmarketable equity securities	—	(792)
Capital contribution in partnerships	(90)	(1,819)
Net (increase) decrease in loans HFI	(63,609)	(32,569)
Proceeds from sales of foreclosed assets	69	—
Proceeds from sales of premises and equipment	11	11
Purchases of premises and equipment	(2,419)	(3,711)
Net cash provided by (used in) investing activities	(36,584)	54,654
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(54,763)	(39,043)
Proceeds from other borrowed funds	—	60,000
Repayments of other borrowed funds	—	(60,000)
Repurchase of common stock	(13,775)	(2,103)
Cash dividends	(1,873)	(1,720)
Net cash provided by (used in) financing activities	(70,411)	(42,866)
Net change in cash and cash equivalents	(72,779)	43,807
Cash and cash equivalents - beginning of period	305,426	278,392
Cash and cash equivalents - end of period	$232,647	$322,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$32,242	$16,146
Income taxes	$5,230	$6,894
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$38	$22
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
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate theses disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $697.7 million as of September 30, 2024.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2024, the estimated fair value of securities AFS was $560.6 million. The net unrealized loss on securities AFS decreased $12.7 million for the nine months ended September 30, 2024, resulting in a net unrealized loss of $49.5 million as of September 30, 2024.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2024, the amortized cost of securities HTM was $134.1 million.
Investment activity for the nine months ended September 30, 2024, included $117.3 million in maturities, principal repayments, and calls, partially offset by $87.8 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$315,569	$1,438	$(22,431)	$294,576
Municipal bonds	203,626	8	(27,089)	176,545
U.S. Treasury securities	29,994	—	(258)	29,736
U.S. agency securities	60,819	103	(1,224)	59,698
Total Securities AFS	$610,008	$1,549	$(51,002)	$560,555

Securities HTM:
Mortgage-backed securities	$133,216	$—	$(17,211)	$116,005
U.S. agency securities	929	—	(75)	854
Total Securities HTM	$134,145	$—	$(17,286)	$116,859

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

The amortized cost and estimated fair value of securities AFS and securities HTM as of September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2024
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$37,206	$36,858
After one year but within five years	25,613	25,207
After five years but within ten years	123,252	117,247
After ten years	423,937	381,243
Total Securities AFS	$610,008	$560,555

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	929	854
After ten years	133,216	116,005
Total Securities HTM	$134,145	$116,859
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of September 30, 2024 and December 31, 2023. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of September 30, 2024 and December 31, 2023.
Accrued interest receivable totaled $3.0 million as of September 30, 2024 and December 31, 2023, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	September 30, 2024
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(26)	$12,404	$(22,405)	$192,372
Municipal bonds	(46)	1,406	(27,043)	173,314
U.S. Treasury securities	—	—	(258)	29,736
U.S. agency securities	(11)	10,417	(1,213)	18,992
Total Securities AFS	$(83)	$24,227	$(50,919)	$414,414

	December 31, 2023
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(35)	$19,383	$(31,193)	$206,518
Municipal bonds	(83)	4,815	(27,649)	176,098
U.S. Treasury securities	—	—	(1,912)	90,142
U.S. agency securities	(82)	19,301	(1,625)	14,475
Total Securities AFS	$(200)	$43,499	$(62,379)	$487,233
As of September 30, 2024, the Company held 449 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of September 30, 2024, was 8.36% of the amortized cost basis of securities AFS.
For the three and nine months ended September 30, 2024 and 2023, there were no proceeds from sales and calls of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of September 30, 2024, equity securities had a fair value of $3.0 million with a recognized gain of $63,000 for the nine months ended September 30, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Pledged Securities
Securities with carrying values of approximately $225.8 million and $230.9 million were used as collateral as of September 30, 2024 and December 31, 2023, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	September 30, 2024	December 31, 2023
Real estate:
Commercial real estate	$875,590	$851,582
One-to-four family residential	616,467	599,487
Construction and development	141,525	125,238
Commercial and industrial	327,069	315,327
Tax-exempt	66,436	72,913
Consumer	28,961	28,311
Total loans HFI	$2,056,048	$1,992,858
Total loans HFS	$1,805	$1,306
Accrued interest receivable on loans HFI totaled $6.3 million and $6.8 million as of September 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2023, the Company adopted the provisions of ASC 326 using the modified retrospective method. The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the nine months ended September 30, 2024:

(in thousands)	Beginning Balance December 31, 2023	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance September 30, 2024
Real estate:
Commercial real estate	$9,118	$213	$—	$—	$9,331
One-to-four family residential	7,484	(978)	—	7	6,513
Construction and development	1,309	(83)	—	—	1,226
Commercial and industrial	2,553	1,813	(218)	59	4,207
Tax-exempt	575	(469)	—	—	106
Consumer	297	304	(327)	100	374
Total allowance for credit losses	$21,336	$800	$(545)	$166	$21,757
(1)The $900,000 provision for credit losses on the consolidated statements of income for the nine months ended September 30, 2024, includes $800,000 for loans and $100,000 for unfunded loan commitments.
The following table summarizes the activity in the ACL by category for the nine months ended September 30, 2023:

(in thousands)	Beginning Balance December 31, 2022	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance September 30, 2023
Real estate:
Commercial real estate	$7,720	$876	$53	$—	$—	$8,649
One-to-four family residential	5,682	1,231	554	—	8	7,475
Construction and development	1,654	(444)	32	(9)	—	1,233
Commercial and industrial	4,350	(822)	(562)	(51)	25	2,940
Tax-exempt	751	(427)	255	—	—	579
Consumer	471	(136)	153	(288)	107	307
Total allowance for credit losses	$20,628	$278	$485	$(348)	$140	$21,183

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$458	$276	$734
One-to-four family residential	337	252	589
Construction and development	—	920	920
Commercial and industrial	553	136	689
Tax-exempt	—	—	—
Consumer	—	91	91
Total loans HFI	$1,348	$1,675	$3,023
The following table presents nonaccrual loans as of December 31, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$714	$714
One-to-four family residential	—	269	269
Construction and development	—	—	—
Commercial and industrial	709	135	844
Tax-exempt	—	—	—
Consumer	—	132	132
Total loans HFI	$709	$1,250	$1,959
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the nine months ended September 30, 2024 and 2023.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of September 30, 2024:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$166	$—	$705	$874,719	$875,590	$—
One-to-four family residential	143	603	580	615,141	616,467	44
Construction and development	—	—	918	140,607	141,525	—
Commercial and industrial	28	2	674	326,365	327,069	—
Tax-exempt	—	—	—	66,436	66,436	—
Consumer	3	11	13	28,934	28,961	1
Total loans HFI	$340	$616	$2,890	$2,052,202	$2,056,048	$45

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

Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the periods ended September 30, 2024 and 2023, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of September 30, 2024, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of September 30, 2024, and gross charge-offs for the nine months ended September 30, 2024:

	Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$110,418	$110,026	$237,793	$221,675	$70,707	$90,857	$26,310	$867,786
Special Mention	3,073	227	1,494	—	—	661	—	5,455
Substandard	—	183	747	684	—	735	—	2,349
Total	$113,491	$110,436	$240,034	$222,359	$70,707	$92,253	$26,310	$875,590

One-to-four family residential
Pass	$76,264	$109,718	$121,231	$116,108	$81,318	$90,646	$17,885	$613,170
Special Mention	131	—	—	807	—	257	—	1,195
Substandard	—	—	372	43	34	843	810	2,102
Total	$76,395	$109,718	$121,603	$116,958	$81,352	$91,746	$18,695	$616,467

Construction and development
Pass	$41,907	$64,646	$25,662	$4,206	$802	$1,754	$1,377	$140,354
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	918	—	—	—	253	—	1,171
Total	$41,907	$65,564	$25,662	$4,206	$802	$2,007	$1,377	$141,525

Commercial and industrial
Pass	$57,633	$53,224	$34,515	$42,115	$9,120	$2,909	$124,746	$324,262
Special Mention	192	—	1,250	—	—	—	564	2,006
Substandard	26	3	31	12	2	84	643	801
Total	$57,851	$53,227	$35,796	$42,127	$9,122	$2,993	$125,953	$327,069

Tax-exempt
Pass	$2,487	$1,606	$14,977	$6,625	$11,123	$29,618	$—	$66,436
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,487	$1,606	$14,977	$6,625	$11,123	$29,618	$—	$66,436

Consumer
Pass	$13,107	$8,834	$3,611	$1,480	$419	$215	$1,187	$28,853
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	91	7	108
Total	$13,107	$8,844	$3,611	$1,480	$419	$306	$1,194	$28,961

Total loans HFI	$305,238	$349,395	$441,683	$393,755	$173,525	$218,923	$173,529	$2,056,048

Gross charge-offs	$7	$27	$27	$1	$—	$153	$330	$545

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2024 and December 31, 2023, unfunded loan commitments totaled approximately $501.2 million and $372.0 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2024 and December 31, 2023, commitments under standby letters of credit totaled approximately $12.0 million and $15.4 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of September 30, 2024 and December 31, 2023, the reserve on unfunded commitments was $542,000 and $442,000, respectively.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and For the Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Reserve for unfunded commitments at beginning of period	$442	$—
Provision for credit losses(1,2)	100	—
Impact of ASC 326 adoption	—	442
Reserve for unfunded commitments at end of period	$542	$442
(1)The $900,000 provision for credit losses on the consolidated statements of income for the nine months ended September 30, 2024, includes $800,000 for loans and $100,000 for unfunded loan commitments.
(2)The $485,000 provision for credit losses on the consolidated statements of income for the nine months ended September 30, 2023, is all for loans.
4.    Deposits
Deposits were $2.75 billion and $2.80 billion as of September 30, 2024 and December 31, 2023, respectively. The $54.8 million decrease was primarily a result of the seasonal outflow of funds from public entity customers and income tax payments, partially offset by an increase in new customer time deposit activity. Deposits are summarized below:

(in thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing demand deposits	$882,394	$916,456
Interest-bearing deposits:
Interest-bearing demand deposits	163,787	138,380
NOW accounts	379,566	468,483
Money market accounts	551,229	541,607
Savings accounts	166,723	173,741
Time deposits less than or equal to $250,000	411,361	392,094
Time deposits greater than $250,000	192,065	171,127
Total interest-bearing deposits	1,864,731	$1,885,432
Total deposits	$2,747,125	$2,801,888
Collateral for Deposits
As of September 30, 2024 and December 31, 2023, securities and FHLB letters of credit with values of approximately $204.6 million and $287.4 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under these agreements.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Loans HFS	$1,805	$—	$1,805	$—
Securities AFS:
Mortgage-backed securities	$294,576	$—	$294,576	$—
Municipal bonds	$176,545	$—	$176,545	$—
U.S. Treasury securities	$29,736	$—	$29,736	$—
U.S. agency securities	$59,698	$—	$59,698	$—
Equity securities	$3,028	$3,028	$—	$—

December 31, 2023
Loans HFS	$1,306	$—	$1,306	$—
Securities AFS:
Mortgage-backed securities	$257,960	$—	$257,960	$—
Municipal bonds	$184,129	$—	$184,129	$—
U.S. Treasury securities	$90,142	$—	$90,142	$—
U.S. agency securities	$37,861	$—	$37,861	$—
Equity securities	$2,965	$2,965	$—	$—
There were no transfers between Level 1, 2, or 3 during the nine months ended September 30, 2024 or the year ended December 31, 2023.
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
The table below presents certain individually evaluated collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Carrying value of impaired loans before allowance	$1,268	$633
Specific allowance	(265)	(100)
Fair value of impaired loans	$1,003	$533
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.
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

The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$38	$69
Charge-offs	—	—
Fair value of foreclosed assets	$38	$69
There were no foreclosed assets that were remeasured subsequent to initial recognition as of September 30, 2024 and December 31, 2023.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
September 30, 2024
Impaired loans	$7,952	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	6.43%
Foreclosed assets	$38	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2023
Impaired loans	$1,754	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	24.05%
Foreclosed assets	$69	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of September 30, 2024 and December 31, 2023, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and due from banks	$39,664	$39,664	$39,664	$—	$—
Interest-bearing deposits in other banks	$192,983	$192,983	$192,983	$—	$—
Securities AFS	$560,555	$560,555	$—	$560,555	$—
Securities HTM	$134,145	$116,859	$—	$116,859	$—
Equity securities	$3,028	$3,028	$3,028	$—	$—
Nonmarketable equity securities	$2,305	$2,305	$—	$2,305	$—
Loans HFS	$1,805	$1,805	$—	$1,805	$—
Loans HFI, net of allowance	$2,034,291	$1,923,165	$—	$—	$1,923,165
Accrued interest receivable	$9,465	$9,465	$—	$—	$9,465
Financial liabilities:
Deposits	$2,747,125	$2,744,578	$—	$2,744,578	$—
Accrued interest payable	$11,751	$11,751	$—	$11,751	$—

December 31, 2023
Financial assets:
Cash and due from banks	$53,062	$53,062	$53,062	$—	$—
Interest-bearing deposits in other banks	$252,364	$252,364	$252,364	$—	$—
Securities AFS	$570,092	$570,092	$—	$570,092	$—
Securities HTM	$141,236	$119,029	$—	$119,029	$—
Equity securities	$2,965	$2,965	$2,965	$—	$—
Nonmarketable equity securities	$2,239	$2,239	$—	$2,239	$—
Loans HFS	$1,306	$1,306	$—	$1,306	$—
Loans HFI, net of allowance	$1,971,522	$1,820,573	$—	$—	$1,820,573
Accrued interest receivable	$9,945	$9,945	$—	$—	$9,945
Financial liabilities:
Deposits	$2,801,888	$2,796,303	$—	$2,796,303	$—
Accrued interest payable	$8,000	$8,000	$—	$8,000	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of September 30, 2024, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of September 30, 2024, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

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
Capital amounts and ratios for the Company as of September 30, 2024 and December 31, 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Risk-Based Capital	$394,695	18.07%	$229,299	10.50%
Tier I Risk-Based Capital	$372,396	17.05%	$185,623	8.50%
Common Equity Tier I Capital	$372,396	17.05%	$152,866	7.00%
Tier I Leverage Capital	$372,396	11.90%	$125,170	4.00%

December 31, 2023
Total Risk-Based Capital	$384,577	18.28%	$220,905	10.50%
Tier I Risk-Based Capital	$362,799	17.24%	$178,828	8.50%
Common Equity Tier I Capital	$362,799	17.24%	$147,270	7.00%
Tier I Leverage Capital	$362,799	11.56%	$125,575	4.00%
Capital amounts and ratios for the Bank as of September 30, 2024 and December 31, 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Risk-Based Capital	$388,655	17.80%	$229,235	10.50%	$218,319	10.00%
Tier I Risk-Based Capital	$366,356	16.78%	$185,571	8.50%	$174,655	8.00%
Common Equity Tier I Capital	$366,356	16.78%	$152,823	7.00%	$141,907	6.50%
Tier I Leverage Capital	$366,356	11.71%	$125,134	4.00%	$156,417	5.00%

December 31, 2023
Total Risk-Based Capital	$378,582	18.00%	$220,850	10.50%	$210,333	10.00%
Tier I Risk-Based Capital	$356,804	16.96%	$178,783	8.50%	$168,266	8.00%
Common Equity Tier I Capital	$356,804	16.96%	$147,233	7.00%	$136,716	6.50%
Tier I Leverage Capital	$356,804	11.37%	$125,538	4.00%	$156,923	5.00%
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

As of September 30, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share amounts)	2024	2023	2024	2023
Numerator:
Net income - basic	$8,754	$8,021	$24,929	$26,587
Net income - diluted	$8,754	$8,021	$24,929	$26,587

Denominator:
Weighted average shares outstanding - basic	6,851,223	7,168,413	6,932,137	7,176,219
Plus: Effect of Director Compensation Program	173	170	981	651
Plus: Effect of restricted stock	16,078	11,501	16,078	11,501
Weighted average shares outstanding - diluted	6,867,474	7,180,084	6,949,196	7,188,371

Earnings per common share:
Basic	$1.28	$1.12	$3.60	$3.70
Diluted	$1.27	$1.12	$3.59	$3.70
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
On March 13, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of the Company’s common stock for a total purchase price of approximately $10.0 million. This repurchase was supplemental to the Company’s 2024 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
On August 8, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 60,000 shares of the Company’s common stock for a total purchase price of approximately $3.0 million. This repurchase was supplemental to the Company’s 2024 stock repurchase program. However, in connection with the repurchase, the Company reduced the availability under its 2024 stock repurchase program by $3.0 million.
For the three months ended September 30, 2024, the Company repurchased 233 shares of its common stock from the open market at an aggregate cost of $11,000 under the stock repurchase program. For the nine months ended September 30, 2024, the Company repurchased 16,453 shares of its common stock from the open market at an aggregate cost of $775,000 under the stock repurchase program.
As of September 30, 2024, the Company had $1.2 million available for repurchasing its common stock under the 2024 stock repurchase program.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $13.4 million, of which $10.6 million, net of tax, was included in AOCI.
11.    Subsequent Events
On November 5, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 50,000 shares of the Company’s common stock, no par value per share, for a total purchase price of approximately $2.5 million. This repurchase was supplemental to the Company’s 2024 stock repurchase program and did not impact the amount of permitted repurchases thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2023 through September 30, 2024, and on our results of operations for the quarters ended September 30, 2024 and June 30, 2024, and for the nine months ended September 30, 2024 and September 30, 2023.
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
THIRD QUARTER 2024 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the third quarter of 2024, the Company reported higher earnings, an improved net interest margin, and fairly consistent loans and deposits. We deployed excess funds into the securities portfolio and completed a significant stock repurchase. In mid-September, the target range of the federal funds rate was reduced by 50 bps.
•Net income for the third quarter of 2024 was $8.8 million, or $1.27 diluted EPS, an increase of $767,000, or 9.6%, compared to $8.0 million, or $1.16 diluted EPS, for the second quarter of 2024. Net income for the third quarter benefited from higher net interest income and an improved net interest margin FTE, along with higher noninterest income.
•For the third quarter of 2024, the return on assets was 1.13%, and the return on equity was 11.11%.
•Net interest income and net interest margin FTE increased for the third quarter of 2024 compared to the prior quarter. Net interest income for the third quarter of 2024 was $22.5 million compared to $21.8 million for the prior quarter. Net interest margin FTE for the third quarter of 2024 was 2.98% compared to 2.92% for the prior quarter. These increases were due to improved yields on securities and loans outpacing higher deposit rates.
•Noninterest income totaled $5.4 million for the third quarter of 2024, an increase of $321,000, or 6.3%, compared to $5.1 million for the previous quarter. Noninterest income benefited from the receipt of a $151,000 nonrecurring loan fee.
•As of September 30, 2024, assets were $3.10 billion, which was $53.2 million, or 1.7%, higher than June 30, 2024. The increase was mainly due to a $30.5 million increase in deposits.
•Deposits totaled $2.75 billion as of September 30, 2024, an increase of $30.5 million, or 1.1%, compared to $2.72 billion as of June 30, 2024. In the third quarter of 2024, customer deposit balances remained consistent, with normal activity.
•As of September 30, 2024, loans HFI were $2.06 billion, slightly higher than $2.05 billion as of June 30, 2024. In the third quarter of 2024, we closed on a high level of loan commitments, which should fund over time.

•As of September 30, 2024, total securities were $697.7 million, which was $31.1 million, or 4.7%, higher than June 30, 2024. In the third quarter of 2024, we redeployed cash flows from lower yielding securities into higher yielding securities, as well as deployed other liquid assets into the securities portfolio.
•As of September 30, 2024, liquid assets, which are cash and cash equivalents, were $232.6 million, and the liquid assets to assets ratio was 7.50%. We do not have any borrowings, brokered deposits, or internet-sourced deposits.
•In the third quarter of 2024, the provision for credit losses totaled $300,000. This included $200,000 for loans and $100,000 for unfunded loan commitments.
•As of September 30, 2024, NPAs were $3.1 million, or 0.10% of assets, and the ACL was $21.8 million, or 1.06% of loans HFI.
•We paid a quarterly cash dividend of $0.09 per common share in the third quarter of 2024.
•The 2024 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. In the third quarter of 2024, we entered into a privately negotiated stock repurchase agreement for the repurchase of 60,000 shares at an aggregate cost of $3.0 million. In connection with this repurchase, we reduced the availability under the 2024 stock repurchase program by $3.0 million. We also repurchased 233 shares at an aggregate cost of $11,000 from the open market. As of September 30, 2024, the 2024 stock repurchase program had $1.2 million remaining.
•As of September 30, 2024, capital levels were strong with a stockholders’ equity to assets ratio of 10.46%, a leverage ratio of 11.90%, and a total risk-based capital ratio of 18.07%.
•The book value per share of common stock was $47.51 as of September 30, 2024, compared to $44.58 as of June 30, 2024. This improvement was primarily due to the decrease in the accumulated other comprehensive loss related to securities and net income added to stockholders’ equity, partially offset by stock repurchases.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2023 to September 30, 2024
(in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,101,750	$3,128,810	(27,060)	(0.9)%
Interest-bearing deposits in other banks	$192,983	$252,364	(59,381)	(23.5)%
Securities available-for-sale, at fair value	$560,555	$570,092	(9,537)	(1.7)%
Securities held-to-maturity, at amortized cost	$134,145	$141,236	(7,091)	(5.0)%
Loans held for investment	$2,056,048	$1,992,858	63,190	3.2%
Total deposits	$2,747,125	$2,801,888	(54,763)	(2.0)%
Total stockholders’ equity	$324,318	$303,851	20,467	6.7%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income	$8,754	$7,987	$8,021	$24,929	$26,587

Per Common Share Data:
Earnings per share, basic	$1.28	$1.16	$1.12	$3.60	$3.70
Earnings per share, diluted	$1.27	$1.16	$1.12	$3.59	$3.70
Book value per share	$47.51	$44.58	$39.43	$47.51	$39.43
Tangible book value per share (1,2)	$47.28	$44.35	$39.21	$47.28	$39.21
Realized book value per share (1,3)	$54.78	$53.54	$50.27	$54.78	$50.27
Cash dividends per share	$0.09	$0.09	$0.08	$0.27	$0.24
Shares outstanding	6,826,120	6,886,928	7,150,685	6,826,120	7,150,685
Weighted average shares outstanding, basic	6,851,223	6,896,030	7,168,413	6,932,137	7,176,219
Weighted average shares outstanding, diluted	6,867,474	6,914,140	7,180,084	6,949,196	7,188,371

Summary Performance Ratios:
Return on average assets	1.13%	1.05%	1.05%	1.08%	1.18%
Return on average equity	11.11%	10.69%	11.15%	10.86%	12.71%
Net interest margin	2.93%	2.87%	2.74%	2.87%	2.91%
Net interest margin FTE(4)	2.98%	2.92%	2.78%	2.92%	2.94%
Efficiency ratio(5)	60.09%	62.07%	61.70%	60.84%	59.02%
Loans HFI to deposits ratio	74.84%	75.38%	70.60%	74.84%	70.60%
Noninterest-bearing deposits to deposits ratio	32.12%	32.87%	35.22%	32.12%	35.22%
Noninterest income to average assets	0.70%	0.67%	0.73%	0.67%	0.71%
Operating expense to average assets	2.17%	2.19%	2.13%	2.14%	2.12%

Summary Credit Quality Ratios:
NPAs to assets	0.10%	0.11%	0.07%	0.10%	0.07%
Nonperforming loans to loans HFI	0.15%	0.16%	0.10%	0.15%	0.10%
ACL to loans HFI	1.06%	1.06%	1.09%	1.06%	1.09%
Net charge-offs to average loans	0.00%	0.01%	0.00%	0.02%	0.01%

Capital Ratios:
Stockholders’ equity to assets	10.46%	10.07%	9.20%	10.46%	9.20%
Tangible common equity to tangible assets(1,6)	10.41%	10.02%	9.15%	10.41%	9.15%
Total risk-based capital to risk-weighted assets	18.07%	18.01%	18.35%	18.07%	18.35%
Tier 1 risk-based capital to risk-weighted assets	17.05%	16.99%	17.31%	17.05%	17.31%
Common equity Tier 1 capital to risk-weighted assets	17.05%	16.99%	17.31%	17.05%	17.31%
Tier 1 risk-based capital to average assets	11.90%	11.74%	11.56%	11.90%	11.56%
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

RESULTS OF OPERATIONS
Net income for the third quarter of 2024 was $8.8 million, or $1.27 diluted EPS, an increase of $767,000, or 9.6%, compared to $8.0 million, or $1.16 diluted EPS, for the second quarter of 2024. The increase in net income was due to a $670,000 increase in net interest income and a $321,000 increase in noninterest income, partially offset by a $161,000 increase in income tax expense and a $63,000 increase in operating expenses. The return on assets for the third quarter of 2024 was 1.13%, compared to 1.05% for the second quarter of 2024. The return on equity was 11.11% for the third quarter of 2024, compared to 10.69% for the second quarter of 2024. Our efficiency ratio for the third quarter of 2024 was 60.09%, compared to 62.07% for the second quarter of 2024.
Net income for the nine months ended September 30, 2024, was $24.9 million, or $3.59 diluted EPS, a decrease of $1.7 million, or 6.2%, compared to $26.6 million, or $3.70 diluted EPS, for the nine months ended September 30, 2023. The decrease in net income was due to a $1.5 million increase in operating expenses, a $482,000 decrease in noninterest income, and a $415,000 increase in the provision for credit losses, partially offset by $463,000 increase in net interest income and a $240,000 decrease in income tax expense. The return on assets for the nine months ended September 30, 2024, was 1.08%, compared to 1.18% for the nine months ended September 30, 2023. The return on equity was 10.86% for the nine months ended September 30, 2024, compared to 12.71% for the nine months ended September 30, 2023. Our efficiency ratio for the nine months ended September 30, 2024, was 60.84%, compared to 59.02% for the nine months ended September 30, 2023.
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
In 2023, the interest rate environment trended upward. The FOMC increased the federal funds rate by 50 bps in the first quarter of 2023, by 25 bps in the second and third quarters of 2023, then kept the rate consistent through the second quarter of 2024. Late in the third quarter of 2024, the FOMC decreased the federal funds rate by 50 bps to a target range of 4.75%-5.00%. The average effective federal funds rate was 5.26% for the third quarter of 2024, compared to 5.33% for the second quarter of 2024. For the nine months ended September 30, 2024, the average effective federal funds rate was 5.31%, compared to 4.92% for the nine months ended September 30, 2023. The net interest income and net interest margin FTE increased in the third quarter of 2024 compared to the prior quarter. The net interest income increased and the net interest margin FTE decreased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Third Quarter of 2024 vs. Second Quarter of 2024
Net interest income for the third quarter of 2024 was $22.5 million, which was $670,000, or 3.1%, higher than the second quarter of 2024, due to a $1.2 million increase in interest and dividend income, partially offset by a $550,0000 increase in interest expense. The increase in interest and dividend income was due to higher interest income on loans and securities. Loan income increased $1.0 million primarily due to higher rates on new and renewed loans compared to the existing portfolio. The average rate on new and renewed loans was 7.89% for the third quarter of 2024 and 7.98% for the prior quarter. Securities income increased $266,000 due to reinvesting lower yielding securities cash flows into higher yielding securities. The increase in interest expense was primarily due to higher rates on interest-bearing transaction deposits and time deposits.
The net interest margin FTE increased six bps to 2.98% for the third quarter of 2024, compared to 2.92% for the prior quarter. This increase was due to improved yields on securities and loans, partially offset by higher deposit costs. The yield on securities increased 15 bps due to reinvesting lower yielding securities cash flows into higher yielding securities. The yield on loans increased 11 bps due to higher rates on new and renewed loans compared to the existing portfolio. The cost of deposits increased six bps to 1.81% for the third quarter of 2024, compared to 1.75% for the previous quarter, primarily due to a nine bp increase in the rate on interest-bearing deposits during the third quarter, partially offset by our adjustment to certain transaction deposit rates late in the third quarter.
Late in the third quarter of 2024, the target range for the federal funds rate was reduced 50 bps to 4.75%-5.00%. At that time, we adjusted rates on transaction and time deposits, and we expect to continue lowering these rates in conjunction with future federal funds rate decreases. The market’s expectation is that the FOMC will continue lowering the target federal funds rate in the fourth quarter of 2024. During the twelve months ending September 30, 2025, we anticipate receiving approximately $134.0 million in securities cash flows with an average yield of 2.86%, and we project approximately $194.2 million of fixed rate loans will mature with an average yield of 5.95%. We expect to redeploy these balances into higher yielding assets. Additionally, during the twelve months ending September 30, 2025, we expect $558.5 million of time deposits to mature with an average rate of 4.47%, which we anticipate repricing into lower cost deposits. As of September 30, 2024, floating rate loans were 14.9% of loans HFI, and floating rate transaction deposits were 7.2% of interest-bearing transaction deposits. Depending on balance sheet activity and the movement in interest rates, we expect the net interest income and net interest margin FTE to improve slightly in the fourth quarter of 2024.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2024 and June 30, 2024:

	For the Three Months Ended
	September 30, 2024			June 30, 2024
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,054,451	$27,909	5.32%	$2,042,602	$26,882	5.21%
Securities - taxable	545,171	3,344	2.45%	546,466	3,069	2.25%
Securities - tax-exempt	191,285	990	2.07%	193,954	999	2.06%
Interest-bearing deposits in other banks	194,229	2,630	5.36%	199,668	2,709	5.43%
Nonmarketable equity securities	2,284	28	4.85%	2,262	22	3.96%
Total interest-earning assets	2,987,420	$34,901	4.59%	2,984,952	$33,681	4.48%
Allowance for credit losses	(21,702)			(21,653)
Noninterest-earning assets	104,599			96,631
Total assets	$3,070,317			$3,059,930
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,230,487	$6,042	1.95%	$1,230,474	$5,701	1.86%
Time deposits	597,286	6,402	4.26%	595,120	6,193	4.19%
Total interest-bearing deposits	1,827,773	12,444	2.71%	1,825,594	11,894	2.62%
Other borrowings	—	—	—%	1	—	5.78%
Total interest-bearing liabilities	1,827,773	$12,444	2.71%	1,825,595	$11,894	2.62%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	901,192			908,930
Accrued interest and other liabilities	28,006			24,868
Total noninterest-bearing liabilities	929,198			933,798
Stockholders’ equity	313,346			300,537
Total liabilities and stockholders’ equity	$3,070,317			$3,059,930
Net interest income		$22,457			$21,787
Net interest spread			1.88%			1.86%
Net interest margin			2.93%			2.87%
Net interest margin FTE(3)			2.98%			2.92%
Cost of deposits			1.81%			1.75%
Cost of funds			1.66%			1.60%
(1)Includes average outstanding balances of loans HFS of $3.0 million and $3.2 million for the three months ended September 30, 2024 and June 30, 2024, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Net interest income for the nine months ended September 30, 2024 was $65.6 million, which was $463,000, or 0.7%, higher than $65.1 million for the nine months ended September 30, 2023. Net interest income increased due to a $15.1 million increase in interest and dividend income, mostly offset by a $14.6 million increase in interest expense.
The increase in interest and dividend income for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, was mainly due to higher interest income on loans. Loan income increased $12.1 million primarily due to higher rates on new and renewed loans, combined with higher balances in loans HFI. The increase in interest expense for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, was due to an increase in deposit rates as we responded to deposit rate pressure, combined with larger balances in higher cost deposit accounts. During 2023, we experienced a change in the deposit mix due to customers moving deposits from lower yielding categories to higher yielding categories.

Net interest margin FTE decreased two bps to 2.92% for the nine months ended September 30, 2024, from 2.94% for the nine months ended September 30, 2023, due to the increase in the cost of deposits exceeding the increase in the yield on earning assets. The cost of deposits increased 70 bps to 1.75% for the nine months ended September 30, 2024, from 1.05% for the nine months ended September 30, 2023, due to a 94 bp increase in the rate on interest-bearing deposits, combined with customers moving deposits from lower yielding categories to higher yielding categories. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits increased 141 and 59 bps, respectively. These rates increased as we continued to respond to deposit rate pressure. However, late in the third quarter of 2024, we adjusted rates on certain transaction and time deposits in response to the federal funds rate decrease by the FOMC.
The net interest margin FTE was positively impacted by the increase in the yield on earning assets, for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. The yield on loans increased 53 bps due to higher rates on new and renewed loans due to the higher interest rate environment. The yield on securities increased 49 bps for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to reinvesting lower yielding securities cash flows into higher yielding securities. In addition, the yield on short-term liquid assets increased 35 bps due to having a higher average federal funds rate in 2024 than in 2023.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,037,435	$80,684	5.21%	$1,933,226	$68,541	4.68%
Securities - taxable	553,714	9,461	2.28%	618,345	7,535	1.63%
Securities - tax-exempt	194,341	3,004	2.06%	203,748	3,100	2.03%
Federal funds sold	—	—	—%	24,861	886	4.70%
Interest-bearing deposits in other banks	206,023	8,378	5.40%	167,210	6,359	5.05%
Nonmarketable equity securities	2,262	73	4.27%	3,744	106	3.76%
Total interest-earning assets	2,993,775	$101,600	4.47%	2,951,134	$86,527	3.88%
Allowance for credit losses	(21,586)			(20,920)
Noninterest-earning assets	100,586			88,527
Total assets	$3,072,775			$3,018,741
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,240,737	$17,424	1.88%	$1,259,198	$12,126	1.29%
Time deposits	591,771	18,569	4.19%	441,442	9,193	2.78%
Total interest-bearing deposits	1,832,508	35,993	2.62%	1,700,640	21,319	1.68%
Other borrowings	—	—	—%	1,539	64	5.49%
Total interest-bearing liabilities	1,832,508	$35,993	2.62%	1,702,179	$21,383	1.68%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	907,722			1,016,034
Accrued interest and other liabilities	25,983			20,951
Total noninterest-bearing liabilities	933,705			1,036,985
Stockholders’ equity	306,562			279,577
Total liabilities and stockholders’ equity	$3,072,775			$3,018,741
Net interest income		$65,607			$65,144
Net interest spread			1.85%			2.20%
Net interest margin			2.87%			2.91%
Net interest margin FTE(3)			2.92%			2.94%
Cost of deposits			1.75%			1.05%
Cost of funds			1.61%			0.97%
(1)Includes average outstanding balances of loans HFS of $2.7 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024 vs. June 30, 2024			September 30, 2024 vs. September 30, 2023
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$156	$871	$1,027	$3,697	$8,446	$12,143
Securities - taxable	(7)	282	275	(788)	2,714	1,926
Securities - tax-exempt	(14)	5	(9)	(143)	47	(96)
Federal funds sold	—	—	—	(886)	—	(886)
Interest-bearing deposits in other banks	(73)	(6)	(79)	1,467	552	2,019
Nonmarketable equity securities	—	6	6	(42)	9	(33)
Total interest-earning assets	$62	$1,158	$1,220	$3,305	$11,768	$15,073
Interest-bearing liabilities:
Interest-bearing transaction deposits	$—	$341	$341	$(178)	$5,476	$5,298
Time deposits	23	186	209	3,131	6,245	9,376
Total interest-bearing deposits	23	527	550	2,953	11,721	14,674
Other borrowings	—	—	—	(64)	—	(64)
Total interest-bearing liabilities	$23	$527	$550	$2,889	$11,721	$14,610
Increase (decrease) in net interest income	$39	$631	$670	$416	$47	$463
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
Provision for Credit Losses
The provision for credit losses is the amount necessary to maintain the ACL and the reserve for unfunded commitments at a level considered appropriate by management. Factors impacting the provision include loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, the level of unfunded commitments, and current economic conditions.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	Increase (Decrease)
Provision for credit losses	$300	$300	$—	—%
The provision for credit losses for the third quarter of 2024 totaled $300,000, which included $200,000 for loans and $100,000 for unfunded loan commitments. The provision for credit losses in the second quarter was $300,000 for loans. The provision in the second and third quarters was due to potential economic challenges resulting from the recent inflationary environment, changing monetary policy, and loan growth. In the third quarter of 2024, we had an increase in unfunded loan commitments. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations
The table below presents, for the periods indicated, the provision for credit losses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	Increase (Decrease)
Provision for credit losses	$900	$485	$415	85.6%

The provision for credit losses for the nine months ended September 30, 2024, was $900,000, an increase of $415,000, or 85.6%, from $485,000 for the nine months ended September 30, 2023. The primary drivers of the increase were the recent inflationary environment, changing monetary policy, current economic forecasts, loan growth, and an increase in unfunded loan commitments. Effective January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. For the cumulative effect of adopting ASC 326, we recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023. No provision expense was recorded for the first quarter of 2023 under the new CECL methodology.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Third Quarter of 2024 vs. Second Quarter of 2024
Noninterest income increased $321,000 to $5.4 million for the third quarter of 2024 compared to $5.1 million for the second quarter of 2024. The increase in noninterest income was mainly due to a gain on equity securities and increases in service charges on deposit accounts, loan and deposit income, and brokerage income, partially offset by a decrease in SBIC income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,486	$1,367	$119	8.7%
Debit card income, net	905	949	(44)	(4.6%)
Mortgage loan income	732	650	82	12.6%
Brokerage income	987	893	94	10.5%
Loan and deposit income	588	492	96	19.5%
Bank-owned life insurance income	217	216	1	0.5%
Gain (Loss) on equity securities	107	(13)	120	923.1%
SBIC income	301	454	(153)	(33.7%)
Other income (loss)	96	90	6	6.7%
Total noninterest income	$5,419	$5,098	$321	6.3%
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to the fluctuations in market rates between quarters, equity securities had a gain of $107,000 in the third quarter of 2024, compared to a loss of $13,000 for the previous quarter.
Service charges on deposit accounts increased $119,000 to $1.5 million for the third quarter of 2024, compared to the prior quarter, due to a larger number of non-sufficient fund transactions and related fee income in the third quarter of 2024.
Loan and deposit income increased $96,000 to $588,000 for the third quarter of 2024, compared to the prior quarter. The third quarter of 2024 benefited from the receipt of a $151,000 nonrecurring loan fee.
Brokerage income increased $94,000 to $987,000 for the third quarter of 2024, compared to the prior quarter. The higher income in the third quarter of 2024 was mainly due to increased investing activities by clients. Assets under management were $1.13 billion as of September 30, 2024, and $1.09 billion as of June 30, 2024.
SBIC income for the third quarter of 2024 decreased $153,000 to $301,000, compared to the prior quarter. This decrease was primarily due to lower normal income received from these partnerships in the third quarter. We expect SBIC income to be slightly higher in the fourth quarter of 2024 when compared to the third quarter.
Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Noninterest income decreased $482,000 to $15.4 million for the nine months ended September 30, 2024, compared to $15.9 million for the nine months ended September 30, 2023. The decrease in noninterest income was mainly due to lower income from SBIC limited partnerships of which Red River Bank is a member, partially offset by higher mortgage loan income, a gain on equity securities, and higher net debit card income, brokerage income, and loan and deposit income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$4,223	$4,317	$(94)	(2.2%)
Debit card income, net	2,875	2,687	188	7.0%
Mortgage loan income	1,838	1,524	314	20.6%
Brokerage income	2,867	2,759	108	3.9%
Loan and deposit income	1,572	1,566	6	0.4%
Bank-owned life insurance income	635	557	78	14.0%
Gain (Loss) on equity securities	63	(145)	208	143.4%
SBIC income	1,107	2,479	(1,372)	(55.3%)
Other income (loss)	266	184	82	44.6%
Total noninterest income	$15,446	$15,928	$(482)	(3.0%)
SBIC income decreased $1.4 million to $1.1 million for the nine months ended September 30, 2024, compared to the same period prior year. For the nine months ended September 30, 2024, we received $114,000 of distribution payments, in addition to normal income. For the nine months ended September 30, 2023, we received income from the sale of an investment, in addition to normal income.
Mortgage loan income increased $314,000 to $1.8 million for the nine months ended September 30, 2024, compared to the same period prior year mainly due to an increase in the average loan amount, which generated higher mortgage loan fee income.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to fluctuations in market rates, equity securities had a gain of $63,000 for the nine months ended September 30, 2024, compared to a loss of $145,000 for the same period prior year.
Debit card income, net, increased $188,000 to $2.9 million for the nine months ended September 30, 2024, compared to the same period prior year. In the first quarter of 2024, we terminated our previous debit card provider contract, which resulted in $145,000 of nonrecurring income. In January 2024, a newly negotiated debit card provider contract became effective, which resulted in an increase in debit card income. These increases were partially offset by higher debit card processing expenses during the nine months ended September 30, 2024.
Brokerage income increased $108,000 to $2.9 million for the nine months ended September 30, 2024, compared to the same period prior year. This increase was primarily due to higher investing activities by clients. Assets under management were $1.13 billion and $978.3 million as of September 30, 2024 and 2023, respectively.
Loan and deposit income increased $6,000 to $1.6 million for the nine months ended September 30, 2024, compared to the same period prior year. During the nine months ended September 30, 2024, we received $201,000 of nonrecurring loan fees, which were offset by lower deposit fees due to changing customer deposit activity.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Third Quarter of 2024 vs. Second Quarter of 2024
Operating expenses increased $63,000 to $16.8 million for the third quarter of 2024, compared to $16.7 million for the second quarter of 2024. The increase in operating expenses was due to higher technology expenses and other tax expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	Increase (Decrease)
Operating expenses:
Personnel expenses	$9,700	$9,603	$97	1.0%
Non-staff expenses:
Occupancy and equipment expenses	1,661	1,698	(37)	(2.2%)
Technology expenses	865	724	141	19.5%
Advertising	317	408	(91)	(22.3%)
Other business development expenses	521	593	(72)	(12.1%)
Data processing expense	652	651	1	0.2%
Other taxes	622	500	122	24.4%
Loan and deposit expenses	294	309	(15)	(4.9%)
Legal and professional expenses	653	729	(76)	(10.4%)
Regulatory assessment expenses	421	401	20	5.0%
Other operating expenses	1,046	1,073	(27)	(2.5%)
Total operating expenses	$16,752	$16,689	$63	0.4%
Technology expenses increased $141,000 to $865,000 for the third quarter of 2024, compared to the prior quarter. This increase was primarily due to continued upgrades to our core banking systems and other software technology enhancements.
Other taxes increased $122,000 to $622,000 for the third quarter of 2024, compared to the prior quarter. The second quarter benefited from the reversal of $145,000 of stock repurchase tax expense due to finalized guidelines.
Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Operating expenses increased $1.5 million to $49.3 million for the nine months ended September 30, 2024, compared to $47.9 million for the nine months ended September 30, 2023. The increase in operating expenses was mainly due to higher personnel expenses, legal and professional expenses, technology expenses, other business development expenses, and occupancy and equipment expenses, partially offset by lower other taxes and loan and deposit expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	Increase (Decrease)
Operating expenses:
Personnel expenses	$28,854	$28,008	$846	3.0%
Non-staff expenses:
Occupancy and equipment expenses	4,975	4,933	42	0.9%
Technology expenses	2,298	2,066	232	11.2%
Advertising	1,061	955	106	11.1%
Other business development expenses	1,589	1,451	138	9.5%
Data processing expense	1,650	1,689	(39)	(2.3%)
Other taxes	1,859	2,042	(183)	(9.0%)
Loan and deposit expenses	561	728	(167)	(22.9%)
Legal and professional expenses	2,000	1,714	286	16.7%
Regulatory assessment expenses	1,226	1,223	3	0.2%
Other operating expenses	3,241	3,041	200	6.6%
Total operating expenses	$49,314	$47,850	$1,464	3.1%
Personnel expenses increased $846,000 to $28.9 million for the nine months ended September 30, 2024, compared to the same period prior year. This increase was primarily due to higher compensation expense as a result of net staff changes, offset by a decrease in medical insurance expense. As of September 30, 2024 and 2023, we had 366 and 360 total employees, respectively.
Legal and professional expenses increased $286,000 to $2.0 million for the nine months ended September 30, 2024, compared to the same period prior year. This increase was due to higher contracted services, higher public company expenses, and higher professional and advisory services mainly related to a newly negotiated debit card provider contract effective January 2024.
Technology expenses increased $232,000 to $2.3 million for the nine months ended September 30, 2024, compared to the same period prior year. This increase was primarily due to implementing new software and $32,000 of nonrecurring expenses related to our new location in the New Orleans market.
Other business development expenses increased $138,000 to $1.6 million for the nine months ended September 30, 2024, compared to the same period prior year. This increase was mainly the result of an increase in CRA-related contributions, as well as higher marketing expenses.
Occupancy and equipment expenses increased $42,000 to $5.0 million for the nine months ended September 30, 2024, compared to the same period prior year. This increase was primarily due to a full period of expenses related to properties that were expanded or opened in 2023 and $76,000 of nonrecurring expenses related to our new location in the New Orleans market and other 2024 property renovations. The same period prior year had $189,000 of nonrecurring expenses related to opening our new operations center building and the expansion of a banking center in the Southwest market.
Other taxes decreased $183,000 to $1.9 million for the nine months ended September 30, 2024, compared to the same period prior year. This decrease was primarily due to a decrease in State of Louisiana bank stock tax resulting from lower deposit account balances and lower net income for the applicable tax years.
Loan and deposit expenses decreased $167,000 to $561,000 for the nine months ended September 30, 2024, compared to the same period prior year. The nine months ended September 30, 2024, benefited from the receipt of a $262,000 negotiated, variable rebate from a vendor. This decrease was partially offset by an increase in total collection expenses.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	Increase (Decrease)
Income tax expense	$2,070	$1,909	$161	8.4%
For the quarters ended September 30, 2024 and June 30, 2024, income tax expense totaled $2.1 million and $1.9 million, respectively. The slight increase in income tax expense was primarily due to a slight increase in pre-tax income. Our effective income tax rates for the quarters ended September 30, 2024 and June 30, 2024, were 19.1% and 19.3%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	Increase (Decrease)
Income tax expense	$5,910	$6,150	$(240)	(3.9%)
For the nine months ended September 30, 2024 and 2023, income tax expense totaled $5.9 million and $6.2 million, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income. Our effective income tax rates for the nine months ended September 30, 2024 and 2023, were 19.2% and 18.8%, respectively.

FINANCIAL CONDITION
As of September 30, 2024, assets were $3.10 billion, which was $27.1 million, or 0.9%, lower than $3.13 billion as of December 31, 2023, primarily due to a decrease in deposits. Total deposits decreased $54.8 million, or 2.0%, to $2.75 billion as of September 30, 2024, from $2.80 billion as of December 31, 2023. Cash and cash equivalents decreased $72.8 million, or 23.8%, to $232.6 million and were 7.50% of assets as of September 30, 2024. Total securities decreased $16.6 million, or 2.3%, to $697.7 million and were 22.49% of assets as of September 30, 2024. Loans HFI increased $63.2 million, or 3.2%, to $2.06 billion as of September 30, 2024. As of September 30, 2024, and December 31, 2023, we had no borrowings. Stockholders’ equity increased $20.5 million during the first nine months of 2024 to $324.3 million as of September 30, 2024. As of September 30, 2024, the loans HFI to deposits ratio was 74.84%, compared to 71.13% as of December 31, 2023, and the noninterest-bearing deposits to total deposits ratio was 32.12%, compared to 32.71% as of December 31, 2023.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of September 30, 2024. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of September 30, 2024, interest-bearing deposits in other banks were $193.0 million and were 6.2% of assets, a decrease of $59.4 million, or 23.5%, compared to $252.4 million and 8.1% of assets as of December 31, 2023. This decrease was primarily due to the outflow of customer deposits during the nine months ended September 30, 2024.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of September 30, 2024, our total securities portfolio was 22.5% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $694.7 million as of September 30, 2024, a decrease of $16.6 million, or 2.3%, from $711.3 million as of December 31, 2023.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2024, the estimated fair value of securities AFS was $560.6 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $12.7 million for the nine months ended September 30, 2024, resulting in a net unrealized loss of $49.5 million as of September 30, 2024, compared to a net unrealized loss of $62.2 million as of December 31, 2023.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2024, the amortized cost of securities HTM was $134.1 million. Securities HTM had an unrealized loss of $17.3 million as of September 30, 2024, compared to an unrealized loss of $22.2 million as of December 31, 2023.
Investment activity for the nine months ended September 30, 2024, included $117.3 million in maturities, principal repayments, and calls, partially offset by $87.8 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 2.36% for the nine months ended September 30, 2024, compared to 1.86% for the nine months ended September 30, 2023. The increase in yield was primarily due to reinvesting lower yielding securities cash flows received between September 30, 2023 and September 30, 2024, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of September 30, 2024, the average life of our securities portfolio was 6.4 years with an estimated effective duration of 4.7 years. As of December 31, 2023, the average life of our securities portfolio was 7.1 years with an estimated effective duration of 5.0 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2024, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$315,569	$1,438	$(22,431)	$294,576
Municipal bonds	203,626	8	(27,089)	176,545
U.S. Treasury securities	29,994	—	(258)	29,736
U.S. agency securities	60,819	103	(1,224)	59,698
Total Securities AFS	$610,008	$1,549	$(51,002)	$560,555

Securities HTM:
Mortgage-backed securities	$133,216	$—	$(17,211)	$116,005
U.S. agency securities	929	—	(75)	854
Total Securities HTM	$134,145	$—	$(17,286)	$116,859

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

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

	Contractual Maturity as of September 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$967	3.21%	$8,911	4.90%	$47,082	1.75%	$237,616	2.92%	$294,576	2.79%
Municipal bonds	5,610	1.69%	11,859	2.06%	29,150	2.20%	129,926	2.09%	176,545	2.09%
U.S. Treasury securities	29,736	1.42%	—	—%	—	—%	—	—%	29,736	1.42%
U.S. agency securities	545	4.92%	4,437	2.72%	41,015	5.62%	13,701	3.90%	59,698	4.99%
Total Securities AFS	$36,858	1.56%	$25,207	3.15%	$117,247	3.16%	$381,243	2.65%	$560,555	2.71%
(1)Tax equivalent projected book yield as of September 30, 2024.
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

	Contractual Maturity as of September 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$133,216	2.51%	$133,216	2.51%
U.S. agency securities	—	—%	—	—%	929	2.61%	—	—%	929	2.61%
Total Securities HTM	$—	—%	$—	—%	$929	2.61%	$133,216	2.51%	$134,145	2.51%
(1)Tax equivalent projected book yield as of September 30, 2024.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of September 30, 2024, equity securities had a fair value of $3.0 million with a recognized gain of $63,000 for the nine months ended September 30, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of September 30, 2024, loans HFI were $2.06 billion, an increase of $63.2 million, or 3.2%, compared to $1.99 billion as of December 31, 2023. In the nine months ended September 30, 2024, loans HFI increased primarily due to new loan activity in various markets across Louisiana.

Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$875,590	42.6%	$851,582	42.7%
One-to-four family residential	616,467	30.0%	599,487	30.1%
Construction and development	141,525	6.9%	125,238	6.3%
Commercial and industrial	327,069	15.9%	315,327	15.8%
Tax-exempt	66,436	3.2%	72,913	3.7%
Consumer	28,961	1.4%	28,311	1.4%
Total loans HFI	$2,056,048	100.0%	$1,992,858	100.0%
Total loans HFS	$1,805		$1,306
Average loan HFI size, excluding credit cards	$249		$239
CRE loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $57.2 million, or 2.8%, of loans HFI as of September 30, 2024, and $62.3 million, or 3.1% of loans HFI, as of December 31, 2023. The properties are primarily centered in low-rise suburban areas. As of September 30, 2024 and December 31, 2023, the average CRE loan size was $947,000 and $938,000, respectively.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of September 30, 2024, health care loans were $163.7 million, or 8.0% of loans HFI, compared to $153.8 million, or 7.7% of loans HFI, as of December 31, 2023. The average health care loan size was $399,000 as of September 30, 2024 and $334,000 as of December 31, 2023. Within the health care sector, loans to nursing and residential care facilities were 4.4% of loans HFI as of September 30, 2024, and 4.0% as of December 31, 2023. Loans to physician and dental practices were 3.4% of loans HFI as of September 30, 2024, and 3.6% as of December 31, 2023.
Energy loans were 1.6% and 1.7% of loans HFI as of September 30, 2024 and December 31, 2023, respectively.
Geographic Markets
As of September 30, 2024, Red River Bank operates in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	September 30, 2024
(dollars in thousands)	Amount	Percent
Central	$620,569	30.2%
Capital	552,261	26.9%
Northwest	358,845	17.4%
Southwest	174,479	8.5%
New Orleans	143,748	7.0%
Northshore	117,255	5.7%
Acadiana	88,891	4.3%
Total loans HFI	$2,056,048	100.0%
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

NPAs totaled $3.1 million as of September 30, 2024, an increase of $504,000, or 19.4%, from $2.6 million as of December 31, 2023. This increase was primarily due to an increase in nonaccrual loans, partially offset by a decrease in past due loans. The ratio of NPAs to assets was 0.10% as of September 30, 2024, and 0.08% as of December 31, 2023.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonperforming loans:
Nonaccrual loans	$3,023	$1,959
Accruing loans 90 or more days past due	45	574
Total nonperforming loans	3,068	2,533
Foreclosed assets:
Real estate	38	69
Total foreclosed assets	38	69
Total NPAs	$3,106	$2,602

Nonaccrual loans to loans HFI	0.15%	0.10%
Nonperforming loans to loans HFI	0.15%	0.13%
NPAs to assets	0.10%	0.08%
Nonaccrual loans are summarized below by category:

(in thousands)	September 30, 2024	December 31, 2023
Real estate:
Commercial real estate	$734	$714
One-to-four family residential	589	269
Construction and development	920	—
Commercial and industrial	689	844
Tax-exempt	—	—
Consumer	91	132
Total nonaccrual loans	$3,023	$1,959
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.

The following table summarizes loans HFI by risk rating:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,040,861	99.3%	$1,968,575	98.8%
Special Mention	8,656	0.4%	19,429	1.0%
Substandard	6,531	0.3%	4,854	0.2%
Total loans HFI	$2,056,048	100.0%	$1,992,858	100.0%
There were no loans as of September 30, 2024 or December 31, 2023, classified as doubtful or loss.
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
As of September 30, 2024, the ACL was $21.8 million, or 1.06% of loans HFI. As of December 31, 2023, the ACL totaled $21.3 million, or 1.07% of loans HFI. The $421,000 increase in the ACL for the nine months ended September 30, 2024, was due to $800,000 from the provision for credit losses on loans, partially offset by $379,000 of net charge-offs.
The provision for credit losses on loans for the nine months ended September 30, 2024, was $800,000, an increase of $315,000, or 64.9%, from $485,000 for the nine months ended September 30, 2023. The primary drivers of the increase were the recent inflationary environment, changing monetary policy, current economic forecasts, and loan growth. Effective January 1, 2023, we adopted ASC 326, the CECL methodology for estimating credit losses. For the cumulative effect of adopting ASC 326, we recorded a $569,000, net of tax, decrease to stockholders’ equity as of January 1, 2023. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The following table displays activity in the ACL for September 30, 2024, and September 30, 2023:

	As of and For the Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023
Loans HFI	$2,056,048	$1,948,606
Nonaccrual loans	$3,023	$1,824
Average loans	$2,037,435	$1,933,226

Allowance at beginning of period	$21,336	$20,628
Impact of adopting ASC 326	—	278
Provision for credit losses(1)	800	485
Charge-offs:
Real estate:
Construction and development	—	(9)
Commercial and industrial	(218)	(51)
Consumer	(327)	(288)
Total charge-offs	(545)	(348)
Recoveries:
Real estate:
One-to-four family residential	7	8
Commercial and industrial	59	25
Consumer	100	107
Total recoveries	166	140
Net (charge-offs)/recoveries	(379)	(208)
Allowance at end of period	$21,757	$21,183

ACL to loans HFI	1.06%	1.09%
ACL to nonaccrual loans	719.72%	1,161.35%
Net charge-offs to average loans	0.02%	0.01%
(1)The $900,000 provision for credit losses on the consolidated statements of income for the nine months ended September 30, 2024, includes $800,000 for loans and $100,000 for unfunded loan commitments.
We believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for credit losses on loans are subject to ongoing evaluations of the factors and loan portfolio risks, including economic pressures related to inflation, labor market and supply chain constraints, and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate, and material additional provisions for credit losses could be required.
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
Total deposits decreased $54.8 million, or 2.0%, to $2.75 billion as of September 30, 2024, from $2.80 billion as of December 31, 2023. This decrease was primarily a result of the seasonal outflow of funds from public entity customers and income tax payments, partially offset by an increase in new customer time deposit activity. Noninterest-bearing deposits decreased by $34.1 million, or 3.7%, to $882.4 million as of September 30, 2024. Noninterest-bearing deposits as a percentage of total deposits were 32.12% as of September 30, 2024, compared to 32.71% as of December 31, 2023. Interest-bearing deposits decreased by $20.7 million, or 1.1%, to $1.86 billion as of September 30, 2024.

Red River Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of September 30, 2024 and December 31, 2023, the average deposit account size was approximately $27,000 and $28,000, respectively.
The following table presents our deposits by account type as of the dates indicated:

	September 30, 2024		December 31, 2023		Change from December 31, 2023 to September 30, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$882,394	32.1%	$916,456	32.7%	$(34,062)	(3.7%)
Interest-bearing deposits:
Interest-bearing demand deposits	163,787	6.0%	138,380	5.0%	25,407	18.4%
NOW accounts	379,566	13.8%	468,483	16.7%	(88,917)	(19.0%)
Money market accounts	551,229	20.0%	541,607	19.3%	9,622	1.8%
Savings accounts	166,723	6.1%	173,741	6.2%	(7,018)	(4.0%)
Time deposits less than or equal to $250,000	411,361	15.0%	392,094	14.0%	19,267	4.9%
Time deposits greater than $250,000	192,065	7.0%	171,127	6.1%	20,938	12.2%
Total interest-bearing deposits	1,864,731	67.9%	1,885,432	67.3%	(20,701)	(1.1%)
Total deposits	$2,747,125	100.0%	$2,801,888	100.0%	$(54,763)	(2.0%)
The following table presents deposits by customer type as of the dates indicated:

	September 30, 2024		December 31, 2023		Change from December 31, 2023 to September 30, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,348,281	49.1%	$1,343,448	47.9%	$4,833	0.4%
Commercial	1,191,625	43.4%	1,170,670	41.8%	20,955	1.8%
Public	207,219	7.5%	287,770	10.3%	(80,551)	(28.0%)
Total deposits	$2,747,125	100.0%	$2,801,888	100.0%	$(54,763)	(2.0%)
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
Our average deposit balance was $2.73 billion for the three months ended September 30, 2024, which was consistent with the three months ended June 30, 2024. The average cost of interest-bearing deposits and total deposits for the third quarter of 2024 was 2.71% and 1.81%, respectively, compared to 2.62% and 1.75% for the prior quarter, respectively. The increase in the average cost of interest-bearing deposits and total deposits in the third quarter of 2024 as compared to the prior quarter was due to time deposit activity. Also, as of September 30, 2024, 7.2% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	September 30, 2024		June 30, 2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$901,192	0.00%	$908,930	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	127,798	4.20%	113,466	4.27%
NOW accounts	386,208	1.44%	393,425	1.33%
Money market accounts	547,883	2.34%	550,767	2.29%
Savings accounts	168,598	0.15%	172,816	0.15%
Time deposits	597,286	4.26%	595,120	4.19%
Total interest-bearing deposits	1,827,773	2.71%	1,825,594	2.62%
Total average deposits	$2,728,965	1.81%	$2,734,524	1.75%
As of September 30, 2024, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $832.2 million, or 30.3% of total deposits, compared to $887.8 million, or 31.7% of total deposits, as of December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of September 30, 2024, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $674.8 million, or 24.6% of total deposits, compared to $643.6 million, or 23.0% of total deposits, as of December 31, 2023. As of September 30, 2024, our cash and cash equivalents of $232.6 million combined with our available borrowing capacity of $1.69 billion equaled 231.3% of our estimated uninsured deposits and 285.2% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	September 30, 2024
Three months or less	$46,942
Over three months through six months	28,118
Over six months through 12 months	14,195
Over 12 months	3,810
Total	$93,065
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is collateralized by eligible Red River Bank loans. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by eligible securities and eligible Red River Bank loans that are not pledged to the FHLB. As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of September 30, 2024, was $324.3 million compared to $303.9 million as of December 31, 2023. The $20.5 million, or 6.7%, increase in stockholders’ equity was attributable to $24.9 million of net income for the nine months ended September 30, 2024, a $10.9 million, net of tax, market adjustment to AOCI related to securities, and $316,000 of stock compensation, partially offset by the repurchase of 276,453 shares of common stock for $13.8 million and $1.9 million in cash dividends.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $13.4 million, of which $10.6 million, net of tax, was included in AOCI.
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
On March 13, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 200,000 shares of our common stock for a total purchase price of approximately $10.0 million. This repurchase was supplemental to our 2024 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
On August 8, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 60,000 shares of our common stock for a total purchase price of approximately $3.0 million. This repurchase was supplemental to our 2024 stock repurchase program. However, in connection with the repurchase, we reduced the availability under our 2024 stock repurchase program by $3.0 million.
For the three months ended September 30, 2024, we repurchased 233 shares of our common stock from the open market at an aggregate cost of $11,000 under the stock repurchase program. For the nine months ended September 30, 2024, we repurchased 16,453 shares of our common stock from the open market at an aggregate cost of $775,000 under the stock repurchase program.
As of September 30, 2024, we had $1.2 million available for repurchasing our common stock under the 2024 stock repurchase program.
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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of September 30, 2024, we had sufficient liquid assets available and $1.69 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2024, and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $16.3 million, or 0.60%, for the nine months ended of September 30, 2024, compared to the average deposits for the twelve months ended December 31, 2023. The increase in average total deposits was primarily due to new time deposit activity, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Our average total loans increased $94.1 million, or 4.84%, for the nine months ended September 30, 2024, compared to average total loans for the twelve months ended December 31, 2023. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.
As of September 30, 2024, liquid assets were $232.6 million, compared to $305.4 million as of December 31, 2023. The decrease of $72.8 million, or 23.8%, was due to the outflow of deposits and the funding of loans, partially offset by net securities cash flows received during the nine months ended September 30, 2024. The liquid assets to assets ratio was 7.50% as of September 30, 2024, compared to 9.76% as of December 31, 2023.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of September 30, 2024. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of September 30, 2024, we project receipt of approximately $134.0 million of principal repayments and maturities through September 30, 2025. As of September 30, 2024, approximately $453.2 million, or 66.6%, of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of September 30, 2024 and December 31, 2023, our net borrowing capacity from the FHLB was $989.8 million and $829.2 million, respectively. There were no outstanding borrowings from the FHLB as of September 30, 2024 and December 31, 2023.
Another borrowing source is the Federal Reserve Bank’s Discount Window. Effective the third quarter of 2023, the Bank pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, effective March 2024, the Bank was approved for the Discount Window’s Borrower-In-Custody “BIC” program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of September 30, 2024, we had a total borrowing capacity of $154.0 million, including $113.6 million through the BIC program, compared to a total borrowing capacity of $45.5 million as of December 31, 2023. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of September 30, 2024 and December 31, 2023.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of September 30, 2024 and December 31, 2023. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintained an additional $6.0 million revolving line of credit at one of our correspondent banks until July 1, 2024. As of September 30, 2024 and December 31, 2023, we had total borrowing capacity of $95.0 million and $101.0 million, respectively, through these combined funding sources. We had no outstanding balances from either of these sources as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, we had $501.2 million in unfunded loan commitments and $12.0 million in commitments associated with outstanding standby letters of credit. As of December 31, 2023, we had $372.0 million in unfunded loan commitments and $15.4 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.

Investment Commitments
The Company is party to various investment commitments in the normal course of business. The Company’s exposure is represented by the contractual amount of these commitments.
In 2014, the Company committed to an investment into an SBIC limited partnership. As of September 30, 2024, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of September 30, 2024, there was a $2.6 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of September 30, 2024, there was a $402,000 outstanding commitment to this partnership.
Purchase Commitment
The Company has committed to an agreement to buy real estate for approximately $1.9 million as of September 30, 2024.
Construction Commitment
The Company has one committed construction agreement to construct a banking center, and there was approximately $85,000 remaining on this commitment as of September 30, 2024.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.5% as of September 30, 2024.
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
Bank policy regarding interest rate risk simulations performed by our risk model currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 bp shift, 15.0% for a 200 bp shift, and 20.0% for a 300 bp shift. In accordance with

Bank policy regarding economic value at risk simulations performed by our risk model for instantaneous parallel shifts of the yield curve, estimated fair value of equity for the subsequent one-year period should not decline by more than 10.0% for a 100 bp shift, 20.0% for a 200 bp shift, and 30.0% for a 300 bp shift.
The following table shows the impact of an instantaneous and parallel change in rates, at the levels indicated, and summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated.

	September 30, 2024		December 31, 2023
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	1.3%	(7.8%)	4.8%	(5.3%)
+200	0.9%	(4.7%)	3.5%	(3.0%)
+100	0.4%	(1.9%)	2.3%	(1.0%)
Base	—%	—%	—%	—%
-100	0.4%	2.0%	(0.4%)	0.3%
-200	(1.6%)	(0.2%)	(3.5%)	(1.4%)
-300	(4.4%)	(5.9%)	(7.6%)	(5.2%)
The results above, as of September 30, 2024 and December 31, 2023, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of September 30, 2024, the reported percentage changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of September 30, 2024, floating rate loans were 14.9% of loans HFI, and floating rate transaction deposits were 7.2% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2024, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023
Tangible common equity
Total stockholders’ equity	$324,318	$306,990	$281,951
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$322,772	$305,444	$280,405
Realized common equity
Total stockholders’ equity	$324,318	$306,990	$281,951
Adjustments:
Accumulated other comprehensive (income) loss	49,624	61,732	77,486
Total realized common equity (non-GAAP)	$373,942	$368,722	$359,437
Common shares outstanding	6,826,120	6,886,928	7,150,685
Book value per share	$47.51	$44.58	$39.43
Tangible book value per share (non-GAAP)	$47.28	$44.35	$39.21
Realized book value per share (non-GAAP)	$54.78	$53.54	$50.27

Tangible assets
Total assets	$3,101,750	$3,048,528	$3,066,153
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,100,204	$3,046,982	$3,064,607
Total stockholders’ equity to assets	10.46%	10.07%	9.20%
Tangible common equity to tangible assets (non-GAAP)	10.41%	10.02%	9.15%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2024, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(3)
July 1 - July 31, 2024	—	$—	—	$4,236
August 1 - August 31, 2024(2)	60,000	$50.00	—	$1,236
September 1 - September 30, 2024	233	$48.39	233	$1,224
Total	60,233	$49.99	233	$1,224
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
(2)On August 8, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 60,000 shares of our common stock for a total purchase price of approximately $3.0 million. The repurchase was supplemental to the 2024 stock repurchase program. However, in connection with the repurchase, we reduced the availability under our 2024 stock repurchase program by $3.0 million.
(3)On November 5, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 50,000 shares of our common stock for a total purchase price of approximately $2.5 million. The repurchase was supplemental to the 2024 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

10.1
Amended and Restated Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024, file number 001-38888)+#

10.2
Composite Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, G. Bridges Hall, Bryon C. Salazar, Tammi R. Salazar, and Debbie B. Triche (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024, file number 001-38888)+#

10.3
Stock Repurchase Agreement, dated August 8, 2024, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and the John Charles Simpson Jr. Irrevocable Trust UA 25-NOV-03 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2024, file number 001-38888)

10.4
Stock Repurchase Agreement, dated November 5, 2024 by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and the John Charles Simpson Jr. Irrevocable Trust UA 25-NOV-03 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on November 5, 2024, file number 001-38888)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: November 8, 2024	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)