Form 10-K
period 2024-12-31
RED RIVER BANCSHARES INC
filed 2025-03-14
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $226.2 million as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the Registrant (and any trusts or entities that they own or control) are “affiliates”.
As of February 28, 2025, the Registrant had 6,777,657 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders of Red River Bancshares, Inc. to be held on May 1, 2025, are incorporated by reference into Part III of this Report to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this Report to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this Report are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2008 Plan	2008 Equity Incentive Plan
2018 Plan	2018 Equity Incentive Plan
401(k) Plan	Red River Bank 401(k) Profit Sharing Plan
ACL	Allowance for credit losses
AFS	Available-for-sale
ALL	Allowance for loan losses
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BHCA	The Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CFPB	Consumer Financial Protection Bureau
CODM	Chief operating decision maker
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation Program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Dodd-Frank Act	Dodd-Frank and Wall Street Consumer Protection Act of 2010
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	United States Federal Housing Administration
FHLB(s)	Federal Home Loan Bank(s)
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity

ABBREVIATION OR ACRONYM	DEFINITION
ISO	Information Security Officer
IT	Information technology
LBCA	Louisiana Business Corporation Act
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NAICS	North American Industry Classification System, which is an industry classification system used to categorize loans by the borrower’s type of business
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OFAC	Office of Foreign Assets Control
OFI	Louisiana Office of Financial Institutions
OREO	Other real estate owned
OTC	Operations and Technology Committee
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
Report	Annual Report on Form 10-K
RESPA	Real Estate Procedures Act of 1974
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TDR(s)	Troubled debt restructuring(s)
TILA	Truth in Lending Act
TMSOs	Treasury Management Sales Officers
VA	United States Department of Veterans Affairs

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
•government intervention in the U.S. financial system, including the effects of recent and future legislative, tax, accounting, and regulatory actions and reforms, including the Inflation Reduction Act of 2022, and other stimulus legislation or changes in banking, securities, accounting, and tax laws and regulations, and their application by our regulators;
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
•natural disasters and adverse weather, acts of terrorism, tariffs, trade wars, pandemics, an outbreak of hostilities or tensions with other countries, or other international or domestic calamities, and other matters beyond our control;
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
We completed an initial public offering of our common stock in May 2019. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RRBI.”
As of December 31, 2024, we were the sixth largest financial institution headquartered in Louisiana based on assets, with total assets of $3.15 billion, loans HFI of $2.08 billion, total deposits of $2.81 billion, and total stockholders’ equity of $319.7 million.
OUR MARKETS
As of December 31, 2024, we operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
We believe our markets offer us an attractive combination of growth opportunities and core deposit stability, as well as loan diversity. We operate nine banking centers, including our main office, in the Central Louisiana market, which we define to include Rapides and Avoyelles Parishes. We operate seven banking centers in our Northwest Louisiana market, which we define to include Caddo, Bossier, and DeSoto Parishes. In our Capital market, which we define to include East Baton Rouge and Ascension Parishes, we operate six banking centers. We operate two banking centers in our Southwest Louisiana market, which we define to include Calcasieu Parish. In our Northshore Louisiana market, which we define to include St. Tammany Parish, we operate one banking center. We operate one banking center in our Acadiana market, which we define to include Lafayette Parish. In our New Orleans market, which we define to include Orleans and Jefferson Parishes, we operate two banking centers and one combined LDPO.
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

Opportunistic New Market Expansion
When evaluating potential new market opportunities, our standard due diligence includes both an assessment of the local economy as well as analysis of the local banking landscape. Our target markets include markets with significant disruption by competitors and where market share is held by large national and regional banks. We generally establish a presence with an LDPO and then build or buy and remodel a banking center. Since 2017, as part of our new market expansion plan, we expanded operations into four new markets. In 2017, we began operations in the Southwest Louisiana market, which includes the Lake Charles, Louisiana MSA. During 2019, we entered the Northshore market, located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. In 2020, we entered the Acadiana market, which includes the Lafayette, Louisiana MSA. In 2021, we entered the New Orleans market by opening a combined LDPO in downtown New Orleans, Louisiana, which was followed by a full-service banking center in 2022. In the second quarter of 2024, we opened our third banking location in the New Orleans market with a full-service banking center in Metairie, Louisiana. In the fourth quarter of 2024, we purchased property in Lafayette, Louisiana, and plan to build a new banking center at that location, which would be our second full-service banking center in the Acadiana market.
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
Lending
Lending activities originate from the efforts of our bankers, with an emphasis on lending to small and medium-sized businesses, professionals, and individual consumers. Our lending policies and underwriting standards seek to maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, and consistent and thorough underwriting for all loans, including debt service capacity requirements, collateral requirements, and loan-to-value limits, among other established criteria. Our loan approval policies establish concentrations limits with respect to industry and certain loan product types to enhance portfolio diversification. Additionally, our loan concentrations policy sets limits on certain concentrations within the CRE portfolio based on factors such as industry and property type. These limits are reviewed quarterly as part of our management reporting to our Directors’ Loan Committee and the board. These limits are adjusted as deemed necessary by our Directors’ Loan Committee and the board.
Real Estate Loans
Commercial Real Estate Loans (Owner Occupied). We focus on the banking needs of established operating companies, which includes owner occupied office and industrial real estate loans. Risks associated with owner occupied CRE include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management. In addition to a proven management team and track record, we focus on businesses with a history of strong, recurring cash flows. In particular, we target wholesale and professional service companies, as well as businesses with unique strengths in niche markets. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well-diversified by industry type. As of December 31, 2024, our owner occupied CRE loans were 20.5% of loans HFI.
Commercial Real Estate Loans (Non-Owner Occupied). Our pursuit of non-owner occupied CRE properties is reserved primarily for developers and other persons or entities of influence who present additional business and personal relationship opportunities. This strategy is evidenced by our modest level of these loans relative to our capital, which has been consistent for many years. Risks associated with non-owner occupied CRE include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We target property types with a greater ability to withstand changes in market forces. Our underwriting criteria for non-owner occupied properties is even more conservative than our underwriting criteria for owner occupied properties due to the higher inherent risks generally associated with the former. Our target rate of return is also higher for non-owner occupied CRE loans. As of December 31, 2024, our non-owner occupied CRE loans were 22.1% of loans HFI.

One-to-Four Family Residential Loans. We offer primary and secondary liens on one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial and industrial, CRE, and construction and development loan portfolios, we are exposed to risks based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As of December 31, 2024, our one-to-four family residential loans were 29.6% of loans HFI.
Construction and Development Loans. Our construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of CRE investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the construction loan. As of December 31, 2024, our construction and development loans were 7.5% of loans HFI.
Commercial and Industrial Loans
We have expertise in meeting the financing needs of commercial operating companies. Our specialists in these areas understand the cash cycle, working capital, and the fixed asset acquisition needs of businesses, which allows us to deliver customizable and effective financing solutions. The risks associated with commercial and industrial loans are derived from the expectation that the loans are generally serviced from the operations of the business, and those operations may not be successful. In addition, the collateral securing commercial and industrial loans generally includes movable property, which may decline in value more rapidly than anticipated. We recommend and utilize sound commercial and industrial loan structures that limit our risks as a lender, while also helping to drive the success of our clients’ businesses. Commercial and industrial loans comprised 15.8% of loans HFI as of December 31, 2024.
Tax-Exempt Loans
We make tax-exempt loans to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically secured by and paid for by ad valorem taxes. As of December 31, 2024, our tax-exempt loans were 3.1% of loans HFI.
Consumer Loans
We also make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any. As of December 31, 2024, our consumer loans were 1.4% of loans HFI.
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
Commitments to Extend Credit
We had outstanding commitments to extend credit in the forms of lines of credit and standby letters of credit of approximately $521.5 million as of December 31, 2024. We use the same credit policies in making these commitments as we do for our other loans.
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
Brokerage Services
We offer a broad range of products and services designed to meet the investment needs of all of our customers through our investment group and LPL Financial LLC, our registered broker-dealer. Our investment group executives, who are available to serve clients in each of our markets, strive to fully understand each client’s unique financial situation, deliver a comprehensive plan, and provide the appropriate products to meet their needs. Our investment products include stocks, bonds, mutual funds, alternative investments, annuities, and insurance products. Through our partnership with registered investment advisors, our investment group also provides investment advisory services, financial planning services, and a comprehensive suite of retirement plans. As of December 31, 2024, our investment group had $1.14 billion of assets under management.
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
HUMAN CAPITAL
As of December 31, 2024, we had 369 employees, including 358 full-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.
We believe that we maintain employment and benefit programs that are appropriate with respect to position responsibilities, competitive with the external market, and capable of attracting, retaining, and motivating competent employees. We recognize the importance of our employee’s financial health and well-being and strive to provide comprehensive compensation and benefits packages to help meet those needs. Compensation and benefits include market-competitive pay, health insurance, dental insurance, vision insurance, employer paid and voluntary life insurance, health and dependent care flexible spending accounts, paid holidays, paid vacation and sick time, and other insurance and benefit options. We also offer a 401(k) Plan, and we make matching contributions to that plan. In addition, we offer stock-based compensation to key employees as a way to attract and retain talent. For more information on our benefit plans and stock-based compensation, see “Item 8. Financial Statements and Supplementary Data - Note 9. Employee Benefits” and “- Note 10. Stock-Based Compensation Plans,” respectively, in this Report.
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
The Economic Growth Act, which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Effective January 1, 2023, we no longer receive any benefits under the Policy Statement and became subject to consolidated capital requirements. As of the June 30, 2024 measurement date, we had more than $3.0 billion in assets and remain subject to consolidated capital requirements. Another significant provision was the Economic Growth Act’s directive that federal bank regulatory agencies adopt a threshold for a CBLR framework. The CBLR framework and its implications for us are discussed in more detail below under the heading “- Bank Regulation - Capital Adequacy Requirements.”
On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions, and the price and terms of credit. The purpose of the rule is to increase transparency and combat discrimination in small business lending. For banks with moderate volume lending, the compliance deadline is January 16, 2026.
On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks, credit unions, and other financial service providers to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The compliance deadline is phased-in based on the asset size of the financial institution. For banks with $3.0 billion to $10.0 billion in total assets, the compliance deadline is April 1, 2028.
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
Additionally, the future implementation and enforcement of regulations may be affected by the result of the Fall 2024 U.S. Presidential election, which is resulting in significant changes in the leadership of the various bank regulatory agencies. In early February 2025, the CFPB’s Acting Director issued directives to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations. CFPB staff were instructed to suspend the effective dates of all rules that have been issued, but have not yet gone into effect. Further, the Acting Director announced that the CFPB would not be taking its next draw of unappropriated funding. A new CFPB Director has recently been nominated and is subject to Senate confirmation. The future of the CFPB is uncertain at this time.
Holding Company Capital Requirements
As previously referenced in “- Financial Services Industry Reform,” effective January 1, 2023, we became subject to, on a consolidated basis, the same minimum capital ratios under Basel III as the Bank. These minimum capital requirements are set forth below under the heading “- Bank Regulation - Capital Adequacy Requirements.” The Federal Reserve monitors the capital adequacy of the Company and considers its capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company.

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
Acquisitions by Bank Holding Companies
We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5.0% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition; the financial condition, managerial resources, and prospects of the bank holding company and the bank(s) concerned; the convenience and needs of the communities to be served (including the record of performance under the CRA); the effectiveness of the applicant in combating money laundering activities; and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquiror or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.
Control Acquisitions
Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company (or group acting in concert) acquiring “control” of a bank holding company. Although “control” is based on the facts and circumstances surrounding the investment, control is conclusively presumed to exist if a person or company (or group acting in concert) acquires 25.0% or more of any class of voting securities of the bank holding company. Control of a bank holding company is rebuttably presumed to exist under the Change in Bank Control Act if the acquiring person or entity (or group acting in concert) will own 10.0% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities. The BHCA’s definition of “control” can also be triggered when a company acquires 5.0% or more of any class of voting securities and certain other factors are present or when a company acquires one-third or more of total equity (both voting and non-voting).
Regulatory Restrictions on Dividends; Source of Strength
As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited because of the CCB under the Basel III regulatory capital framework. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under any applicable minimum capital requirements. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from the Bank, which is subject to certain restrictions on dividends as discussed in more detail below.
Under longstanding Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. As discussed above, in certain circumstances, we could also be required to guarantee the capital restoration plan of the Bank, if the Bank became undercapitalized for purposes of the FDIC’s prompt corrective action regulations. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank under a capital restoration plan would be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
If a bank holding company has elected to become a financial holding company, it may engage in activities that are (1) financial in nature or incidental to such financial activity, or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. A bank holding company may elect to be treated as a financial holding company if all of its depository institution subsidiaries are “well-capitalized” and “well-managed,” and have received a rating of not less than “Satisfactory” on their most recent examination under the CRA. We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.
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
Bank Regulation
Red River Bank is a commercial bank chartered under the laws of the State of Louisiana. As such, the Bank is subject to extensive regulation, supervision, and examination by the OFI and the FDIC. In addition, the Bank’s deposits are insured to the maximum extent permitted by law by the FDIC. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities of the Bank.
Capital Adequacy Requirements
The FDIC and OFI monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system.
Under the Basel III capital rules, an institution’s assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weightings. Regulatory capital, in turn, is classified in one of two tiers. “Tier I” capital includes two components: (1) common equity Tier I capital and (2) additional Tier I capital. Common equity Tier I capital consists solely of common stock (plus related surplus), retained earnings, and limited amounts of minority interests that are in the form of common stock. Additional Tier I capital includes other perpetual instruments historically included in Tier I capital, such as non-cumulative perpetual preferred stock. “Tier II” capital includes, among other things, qualifying subordinated debt and allowances for credit losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Pursuant to the regulatory capital rules, the Bank has made an election not to include unrealized gains and losses in the investment securities portfolio for purposes of calculating “Tier I” capital and “Tier II” capital.
Under the current Basel III regulatory framework, we are required to maintain certain minimum regulatory capital ratios. In addition to these minimum regulatory capital ratios, the Basel III regulations establish the CCB with respect to three of the four capital ratios. Specifically, banking organizations must hold common equity Tier I capital in excess of their minimum regulatory capital ratios by at least 2.50% of risk-weighted assets in order to avoid limits on capital distributions (including dividend payments, discretionary payments on Tier I instruments, and stock buybacks) and certain discretionary bonus payments to executive officers. A summary of the regulatory capital ratios and the CCB are presented below:

	Minimum Regulatory Capital Ratio	CCB	Minimum Regulatory Capital Ratio plus CCB
Total Risk-Based Capital (Tier I capital plus Tier II capital to total risk-weighted assets)	8.00%	2.50%	10.50%
Tier I Risk-Based Capital (Tier I capital to total risk-weighted assets)	6.00%	2.50%	8.50%
Common Equity Tier I Capital (Common equity tier I capital to total risk-weighted assets)	4.50%	2.50%	7.00%
Tier I Leverage Capital (Tier I capital to adjusted total assets)	4.00%	—%	4.00%
These capital requirements are minimum requirements. The FDIC or OFI may also set higher capital requirements if warranted by the risk profile of the Bank, economic conditions impacting its markets, or other circumstances particular to the Bank. For example, FDIC guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. In addition, the FDIC’s prompt corrective action regulations discussed below also apply to the Bank. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities, and other measures under the FDIC’s prompt corrective action regulations.
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
As of December 31, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
To be well-capitalized, a bank must have a total risk-based capital ratio of at least 10.00%, a Tier I risk-based capital ratio of at least 8.00%, a common equity Tier I risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. We believe that, as of December 31, 2024, the Bank is well-capitalized under the regulatory framework for prompt corrective action.
Banks that are adequately capitalized, but not well-capitalized, may not accept, renew, or rollover brokered deposits without a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on deposits. The FDIC’s prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew, or rollover brokered deposits, and are required to submit a capital restoration plan. The FDIC may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. Significantly undercapitalized banks may be subject to requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank.
Bank Mergers
Section 18(c) of the FDIA, known as the “Bank Merger Act,” requires the written approval of a bank’s primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of, another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in certain significant anti-competitive effects. In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and prospects of the existing and proposed institutions, the convenience and needs of the community to be served, the bank’s CRA performance, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities. In addition to FDIC approval, the Bank must also obtain the prior approval of the OFI before acquiring or merging with another bank. The OFI will consider similar criteria when reviewing an application.
Branching
Under Louisiana law, the Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the OFI. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, provided that the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Louisiana, must also be approved by the FDIC, as the Bank’s primary federal regulator. The Bank may also establish offices in other states by merging with banks or by purchasing branches of banks in other states, subject to certain restrictions (including obtaining the prior approval of the OFI and FDIC).
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
Regulatory Restrictions on Dividends
Red River Bank is subject to certain restrictions on dividends under federal and state laws, regulations, and policies. In general, Louisiana law provides that the Bank may not pay any dividends to the Company unless the Bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the OFI is required for the Bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year.
In addition, under federal law, the Bank may not pay any dividend to the Company if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC and the OFI may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate CCB, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the FDIC and the OFI, the Bank is engaged in an unsafe or unsound practice

(which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.
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
The FDIC can also impose special assessments in certain instances. For example, the Bank may be required to pay higher FDIC insurance premiums if there are bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates in order to replenish the Deposit Insurance Fund.
Concentrated CRE Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank may have a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total risk-based capital, or (2) total non-owner occupied CRE loans, excluding owner occupied properties, represent 300.0% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s CRE loan portfolio has increased 50.0% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for CRE lending. As of December 31, 2024, the Bank’s total reported loans for construction, land development, and other land represented less than 100.0% of the Bank’s total risk-based capital, and its total CRE loans, excluding owner occupied properties, represented less than 300.0% of the Bank’s total risk-based capital. As a result, the Bank does not have a concentration in CRE lending.
Community Reinvestment Act
The CRA and the related regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s CRA performance record when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks’ performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “Satisfactory” rating in its most recent CRA examination in 2022.
On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule also exempts small and intermediate sized banks from new data requirements that apply to banks with assets of at least $2.0 billion and limits certain new data requirements to large banks with assets greater than $10.0 billion. Asset size is determined based on assets being at or above the specified thresholds as of December 31 in both of the prior two calendar years and are indexed for inflation. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We continue to evaluate the new rule and its effects on our operations going forward.
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
There has been an enhanced focus by certain bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance, and focusing supervision and enforcement resources to achieve this goal. In August 2022, the FDIC issued guidance with respect to banking practices involving charging multiple non-sufficient funds fees on the representment of the same unpaid transaction on a deposit account. In October 2022, the CFPB issued guidance with respect to certain practices relating to overdraft fees, and it included overdraft fees in its fall 2023 rulemaking agenda. In March 2024, the CFPB finalized a rule imposing certain restrictions on credit card late fee practices. This final rule is currently stayed pending litigation over the rule. In December 2024, the CFPB issued a final rule generally requiring financial institutions with over $10.0 billion in assets to either cap overdraft fees at $5.00 or otherwise follow TILA requirements when providing deposit account overdraft services.
The Dodd-Frank Act created the CFPB, which has broad authority to regulate the offering and provision of consumer financial products. The CFPB has authority to promulgate regulations; issue orders, guidance, interpretations, and policy statements; conduct examinations; and bring enforcement actions regarding consumer financial products and services. In general, banks with assets of $10.0 billion or less, such as the Bank, will continue to be examined for consumer compliance, and subject to enforcement actions, by their primary federal regulator. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary federal regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain consumer protection rules adopted by the CFPB against certain institutions. As previously referenced in “- Bank Holding Company Regulation - Financial Services Industry Reform,” the future of the CFPB is presently uncertain.
Mortgage Lending Rules
The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a presumption or rebuttable presumption of compliance for loans that are “qualified mortgages.” The CFPB has also issued regulations that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan’s monthly payments. These regulations extend the requirement that creditors verify and document a borrower’s income and assets to include a requirement to verify all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages” based on adherence to certain underwriting standards and certain restrictions on loan terms. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made while closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be “qualified mortgages.” Also, the Dodd-Frank Act and the CFPB’s final rule on loan originator compensation prohibit certain compensation payments to loan originators and the steering of consumers to loans not in their interest, particularly if the loans will result in greater compensation for a loan originator. The Dodd-Frank Act and the

CFPB’s implementing regulations, including the TILA-RESPA integrated disclosure rules, also impose disclosure requirements with respect to the origination and sale of residential mortgages.
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
Privacy
Federal laws and regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, the Bank is subject to certain state privacy laws.
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
Federal Home Loan Bank System
Red River Bank is a member of the FHLB of Dallas, which is one of the 11 regional FHLBs composing the FHLB system. The Federal Housing Finance Agency regulates the FHLBs. It is responsible for ensuring that the FHLBs operate in a safe and sound manner, are adequately capitalized, and are held accountable to the FHLBs’ mission. The FHLBs make loans to their member banks in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for the financing of residential housing. As a member of the FHLB of Dallas, the Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas. All loans, advances, letters of credit, and other extensions of credit made by the FHLB of Dallas to the Bank are secured by a portion of the Bank’s loan portfolio, as well as capital stock of the FHLB of Dallas held by the Bank. Additionally, if a member financial institution defaults on its debt, the right of the FHLB to seek repayment of this debt will take priority over the rights of all other creditors.
Enforcement Powers
The bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance and impose substantial fines and other civil and criminal penalties. Failure to comply with applicable laws, regulations, and supervisory agreements, breaches of fiduciary duty, or the maintenance of unsafe and unsound conditions or practices, could subject us or our subsidiaries, including the Bank, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions, enforcement actions, and potentially substantial civil money penalties.
FDIC Conservatorship or Receivership
The bank regulatory agencies may appoint the FDIC as conservator or receiver for a bank (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the Bank becoming critically undercapitalized under prompt corrective action.
Effect of Governmental Monetary Policies
The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, and the imposition of, and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies have a significant influence on the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans, or prospects.
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
Future Legislation and Regulatory Reform
In light of current economic conditions and the market outlook, regulators may increase their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation, and policies, and the effects of such legislation, regulation, and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans, or prospects, and the overall growth and distribution of loans, investments, and deposits. Such legislation, regulation, and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans, and prospects of commercial banks in the past and are expected to continue to do so.

Item 1A. Risk Factors
Ownership of our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all other information included in this Report, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” We believe the risks described below are the risks that are material to us as of the date of this Report. Any of the following risks, as well as risks that we are not now aware or currently deem immaterial, could materially and adversely affect our business, financial condition, and results of operations. Further, to the extent that any of the information in this Report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.
Risks Related to Our Credit Activities
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may be insufficient. In addition, there are risks inherent in making any loan, including risks with respect to the period of time the loan may be repaid; risks relating to proper loan underwriting; risks resulting from changes in economic and industry conditions such as inflationary pressures; tariffs and trade wars; and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or in Louisiana, specifically, or in a particular industry our borrowers are concentrated, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses, which could adversely affect our net income.
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
Our CRE loan portfolio exposes us to risks that may be greater than the risks related to other types of loans.
Our loan portfolio includes owner occupied and non-owner occupied CRE loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2024, our owner occupied CRE loans totaled $425.7 million, or 20.5% of loans HFI. Also, as of December 31, 2024, our construction and development loans, non-owner occupied CRE loans, and non-real estate secured loans financing CRE activities totaled $615.4 million, or 29.7% of loans HFI. The repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This projected income may be adversely affected by changes in the economy, changes in interest rates, or local market conditions. CRE loans expose us to greater credit risk than loans secured by residential real estate, because there are fewer potential purchasers for the CRE collateral, which can make liquidation more difficult in the event of default of the underlying loan. Additionally, non-owner occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied CRE loans may be larger on an individual loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our CRE loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability.
A significant portion of our loan portfolio consists of real estate loans, which subjects us to the potential impairment of the collateral securing the loan if the real estate market experiences negative changes and the costs and potential risks associated with the ownership of the real property if we are forced to foreclose.
Real estate values in many Louisiana markets have experienced periods of fluctuation over the last several years. As of December 31, 2024, $1.65 billion, or 79.7%, of loans HFI were secured by real estate as the primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Real estate values and real estate markets are affected by many factors, such as changes in national, regional, or local economic conditions; the rate of unemployment; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature, such as hurricanes, flooding, and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Additionally, we may have to foreclose on the collateral property. We may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate, including potential environmental liability due to contamination of a property either during ownership or after the divesting of it. As of December 31, 2024, we held OREO totaling $38,000. This amount could increase in the future, depending upon the level of our real estate foreclosures and our ability to efficiently divest of the foreclosed OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Consequently, we could be required to increase our ACL, adversely affecting our profitability.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2024, $614.6 million, or 29.6%, of our total loan portfolio was secured by primary and secondary liens on one-to-four family residential loans. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the borrowers’ ability to meet their loan payment obligations. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of losses due to default. A downturn in the housing market coupled with elevated unemployment rates may also result in a decline in demand for our products and services.
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
As of December 31, 2024, approximately $327.1 million, or 15.8%, of loans HFI were commercial and industrial loans collateralized, in general, by general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and therefore have the potential for larger losses on an individual loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries that are sensitive to commodity prices, real estate values, or liquidity, which could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions where our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage.
Our ACL may prove to be insufficient to absorb losses inherent in our loan portfolio.
The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be recognized over the lifetime of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The determination of the amount of allowance involves a high degree of judgment and subjectivity. As of December 31, 2024, our ACL totaled $21.7 million, which represents approximately 1.05% of loans HFI. The actual amount of credit losses is affected by changes in economic, operating, and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. All of these factors are beyond our control, and such losses may exceed our current estimates.
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
As of December 31, 2024, we had NPAs of $3.3 million, or 0.10% of assets. NPAs adversely affect our net income in various ways. We do not record interest income on OREO or on nonperforming loans, which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the market value of the collateral, which may ultimately result in a loss. An increase in the level of NPAs also increases our risk profile, which may cause our regulators to require additional amounts of capital. Finally, NPAs can take significant time and resources to resolve, causing the related costs of maintaining those assets to increase. These effects may be particularly pronounced in a declining real estate market where valuations are falling and excess inventory is present.
The small to medium-sized businesses that we lend to may have fewer resources to handle adverse business developments, which may impair their ability to repay loans.
A significant portion of our business is focused on small to medium-sized businesses, which frequently have smaller market shares than their competition; may be more vulnerable to economic downturns, inflation, and labor market and supply chain constraints; may often need substantial additional capital to expand or compete; and may experience substantial volatility in operating results. Any of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents, and efforts of one individual or a small group of individuals. The death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay loans.
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
A decrease in the general level of interest rates may reduce the yield on short-term interest-bearing assets and on new and renewing loans and securities, and may decrease deposit rate pressure and the cost of deposits.
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
We are a community banking franchise concentrated in Louisiana. A significant portion of our business is generated from Louisiana markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes, ice storms, and other natural disasters. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. A deterioration in local economic conditions or in the residential or CRE markets could have an adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. As of December 31, 2024, 94.2% of loans HFI were made to borrowers who reside or conduct business in Louisiana, and substantially all of our real estate loans are secured by properties located in Louisiana. If the population, employment, or income growth in any of our markets is negative or slower than projected, income levels, deposits, and real estate development could be adversely impacted, which could adversely affect our business and profitability. Additionally, our business could be adversely affected by the effects of war and international conflict, civil unrest, inflation, trade policy and tariffs, labor market and supply chain constraints, or a widespread outbreak of pandemics.
Further, we are monitoring the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, as well as the current tensions with China. While we do not expect that these conflicts will be directly material to us, associated effects of the geopolitical instability, such as the imposition of sanctions against any country and their response to such sanctions (including retaliatory acts like cyber-attacks and sanctions against other countries), could adversely affect the global economy or domestic markets, including ours.
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
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the U.S. Our business environment can be impacted by uncertainty about the federal fiscal and monetary policymaking process. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Federal fiscal and monetary policymaking decisions could lead to changes in interest rates, inflation, or other economic impacts such as recessions. The primary impact of inflation on our operations is our ability to manage the impact of changes in interest rates, which could impact the demand for our products and services. In addition, we could also experience increased operating costs related to providing our products and services as a result of inflation.
The medium and long-term fiscal outlook of the federal government and U.S. economy may be concerns for businesses, consumers, and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities, could affect the stability of global financial markets, which could hinder domestic economic growth. Uncertainty regarding both short and long-term interest rates impacts our ability to attract deposits and manage net interest margin.
The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2024, we had $521.5 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to reduced income or the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from alternative sources. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due.
Negative conditions in the health care sector could lead to increased credit losses in our loan portfolio.
Health care loans, which were $167.3 million, or 8.1% of loans HFI as of December 31, 2024, are our largest industry concentration. These loan consist of loans to nursing and residential care facilities and physician and dental practices. To the extent that adverse economic conditions or other factors disproportionately and negatively impact the health care sector, it could lead to increased credit losses in our loan portfolio
Volatility in oil and natural gas prices along with cyclical downturns in the energy industry, particularly in Louisiana, could lead to increased credit losses in our loan portfolio.
As of December 31, 2024, we had energy loans of $29.8 million, or 1.4% of loans HFI. We also may have indirect exposure to energy prices, as some of our non-energy customers’ businesses may be affected by volatility in the oil and gas industry and energy prices. General uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances, or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Louisiana, all of which could lead to increased credit losses in our loan portfolio.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties and exposure through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. Further, high-profile bank failures in 2023 have resulted in some degree of public awareness and caused widespread questions about potential concerns in the financial institutions industry. Failures by, declines in the financial condition of, or even rumors or questions about one or more financial institutions, financial service companies, or the financial services industry generally, may lead to a decline in market-wide liquidity, asset quality problems, or other problems and could lead to losses or defaults by us or by other institutions.
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
We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to satisfy our current or future regulatory capital requirements, meet our commitments, and fund our business needs and future growth. Our ability to raise additional capital depends on a number of factors, including, without limitation, our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and as such, there is no assurance we will be able to issue debt or equity securities if needed or on terms acceptable to us. If we fail to maintain capital sufficient to meet regulatory requirements, we may not be able to withstand periods of financial stress, and we could be subject to enforcement actions or other regulatory consequences.
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
Our other primary sources of liquidity consist of cash flows from operations, loan repayments, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity to investors. As a secondary source of liquidity, we have the ability to borrow overnight funds from other financial institutions with whom we have a correspondent relationship. We also have the ability to borrow from the FHLB of Dallas and the Federal Reserve Bank’s Discount Window facility. Historically, we have not utilized brokered or internet deposits to meet liquidity needs.
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
Factors beyond our control can significantly influence the fair value of securities in our investment portfolio, potentially resulting in adverse changes to the portfolio’s fair value. These factors include, but are not limited to, changes in market interest rates, rating agency actions related to the securities, defaults by the issuer or with respect to the underlying collateral, and instability in the capital markets. Any of these factors, among others, could cause realized or unrealized losses in future periods and declines in AOCI, which could have a material adverse effect on our business, financial condition, results of operations, and capital requirements. In addition, the process for determining impairment of a security often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any underlying collateral, and other relevant factors. As a result, any failure or deficiency in making these judgments could have a material adverse effect on our business and profitability.
Risks Related to Our Operations
We rely heavily on our executive management team and other key employees, and we could be adversely affected by an unexpected loss of their service.
Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate, and retain highly qualified management and employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be difficult. We may not be successful in retaining our key employees. Further, we may not be able to identify and hire qualified replacement personnel on terms acceptable to us, or at all, whether due to tightening labor conditions or otherwise. If we unexpectedly lose the services of one or more of our key personnel and are unable to replace them, we would also lose the benefit of their skills, knowledge of our primary markets, and years of industry experience, which could adversely affect our business and profitability.
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
We utilize data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or subject us to regulatory scrutiny.
The use of statistical and quantitative models and other quantitative analysis is part of bank decision-making and is used in our operations. It is also prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Act or the Federal Reserve’s Comprehensive Capital Analysis and Review submissions, we currently utilize asset/liability management modeling and stress testing for monitoring and managing interest rate risk and liquidity. We also use an ACL model to evaluate the ACL. While we believe the quantitative techniques and approaches of these models improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches, or misunderstanding or misuse of their outputs could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, cause adverse regulatory scrutiny.
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
As of December 31, 2024, our directors and executive officers beneficially owned approximately 15.9% of our issued and outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
The rights of our common shareholders may be subordinate to the holders of any debt securities or preferred stock that we may issue in the future.
As of December 31, 2024, we did not have any outstanding long-term debt. However, any future indebtedness that we may incur may be senior to our common stock. As a result, we would make payments on our potential future indebtedness before any dividends could be paid on our common stock, and, in the event of our bankruptcy, dissolution, or liquidation, the holders of our potential future indebtedness would be satisfied in full before any distributions could be made to the holders of our common stock.
Although we do not currently have any outstanding preferred stock, our board of directors has the authority to issue up to 1,000,000 shares of preferred stock, and to determine the terms of each issuance of preferred stock and any indebtedness, without shareholder approval, which may be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
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
We maintain stock repurchase programs. The repurchase programs authorize us to purchase up to a set amount of our outstanding shares of common stock between specific dates. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. We have also repurchased shares of our common stock outside of our stock repurchase programs in privately negotiated repurchases with approval from the board of directors.
Repurchases could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, stock repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities, and pay dividends, and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness. Repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.
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
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders or creditors. Rather, these laws and regulations are intended to protect consumers, customers, depositors, the FDIC Deposit Insurance Fund, and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to us and that we can pay to our shareholders, require us to have an effective anti-money laundering program, and prohibit discriminatory lending practices and unfair, deceptive, or abusive acts. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, the price of our securities, and result in reputational damage. Further, any new laws, rules, and regulations could make compliance more difficult or expensive.
For additional information regarding laws and regulation to which our business is subject, see “Item 1. Business - Supervision and Regulation.”
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

We are subject to capital requirements, which may result in lower returns on equity, require us to raise additional capital, prevent us from accessing FHLB advances, restrict our access to other borrowing lines, limit growth opportunities, result in regulatory restrictions, or require us to commit capital resources to support the Bank.
Because we and the Bank do not intend to utilize the simplified CBLR framework, we both remain subject to rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III. The rules establish a regulatory capital standard based on common equity Tier I, which require us and the Bank to satisfy a minimum capital adequacy requirement. Failure to meet capital guidelines could subject us to a variety of limitations on dividends, stock repurchases, and discretionary bonus payments to executive officers.
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
Additionally, depending on our capital levels, the FHLB of Dallas may reduce or eliminate entirely our total borrowing availability with it. Our other borrowing lines may also be restricted or include increased borrowing costs. These actions could come at a time when we have limited other funding options and could jeopardize our ability to originate loans, invest in securities, or meet other obligations such as repaying any potential borrowings or meeting deposit withdrawal demands, which could adversely impact our business or profitability.
For additional information regarding regulatory capital standards to which our business is subject, see “Item 1. Business - Supervision and Regulation.”
Federal and state consumer lending laws may restrict our ability to originate certain mortgage loans, increase our risk of liability with respect to such loans, increase the time and expense associated with the foreclosure process, or prevent us from foreclosing at all.
Certain federal and state laws are intended to eliminate lending practices that are considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans. They also may cause us to reduce the average percentage rate or the points and fees on loans that we do make. Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.
Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification under an FDIC risk-based assessment system. The FDIC has the power to change deposit insurance assessment rates, the manner deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Increases in assessment rates or special assessments that apply to all banks may occur in the future, especially if there are significant financial institution failures. Any future special assessments or increases in assessment rates could reduce our profitability, which could have an adverse effect on our business, financial condition, and results of operations.

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
Item 2. Properties
As of December 31, 2024, Red River Bank operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. The Bank’s principal executive office is located at 1412 Centre Court Drive, Suite 301, Alexandria, Louisiana 71301. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
As of December 31, 2024, the Bank owned its main office building, its operations center, and 22 of its banking centers. The remaining banking office facilities were subject to lease agreements. Our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
Holders of Record
As of February 28, 2025, there were approximately 232 holders of record of our common stock.

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
Issuer Purchases of Equity Securities
Our purchases of shares of common stock made during the quarter under our publicly announced stock repurchase program are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(4)(5)
October 1 - October 31, 2024	—	$—	—	$1,224
November 1 - November 30, 2024(3)	50,632	$50.04	632	$1,103
December 1 - December 31, 2024	—	$—	—	$1,103
Total	50,632	$50.04	632	$1,103
(1)Average price paid per share includes the commission expense paid on the share repurchases, but excludes the excise tax recorded on the share repurchases.
(2)On December 14, 2023, we announced that our board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The 2024 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions, and in privately negotiated transactions.
(3)On November 5, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 50,000 shares of our common stock for a total purchase price of approximately $2.5 million. The repurchase was supplemental to the 2024 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
(4)On December 19, 2024, we announced that our board of directors approved the renewal of the 2024 stock repurchase program. The renewed stock repurchase program has similar terms to the 2024 stock repurchase program and authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
(5)The approximate dollar value of shares that may yet be purchased under the program is reduced by the amount of the commission expense and the excise tax recorded on the share repurchases. The excise tax includes the tax on the shares repurchased during 2023 and 2024 that reduced the availability under the 2024 stock repurchase program.

Stock Performance Graph
The following graph shows a comparison of the cumulative total shareholder return for our common stock, the Nasdaq Composite Index, and the S&P US Small Cap Banks Index between December 31, 2019, and December 31, 2024. The graph below represents $100 invested in each of our common stock, the Nasdaq Composite Index, and the S&P US Small Cap Banks Index on December 31, 2019, and reflects those values as of the close of trading and assumes the reinvestment of dividends, if any.

Total Return Performance
225
200
175
150
125
100
75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in financial condition and results of operations of Red River Bancshares, Inc. on a consolidated basis during the year ended December 31, 2024 and selected prior periods. This discussion and analysis should be read in conjunction with information presented elsewhere in this Report, including our audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. As of December 31, 2024, Red River Bank operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
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
2024 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In 2024, we had steady improvement in the net interest margin and EPS, along with solid loan activity and growth. We also increased our cash dividend, had significant stock buyback activity, and expanded our banking center network.
•Net income for the year ended December 31, 2024, was $34.2 million, or $4.95 diluted EPS, a decrease of $644,000, or 1.8%, compared to $34.9 million, or $4.86 diluted EPS, for the year ended December 31, 2023. The decrease in net income was mainly due to higher operating expenses, lower noninterest income, and higher provision for credit losses, partially offset by higher net interest income.
•The return on assets was 1.11% for 2024 and 1.15% for 2023.
•The return on equity was 11.02% for 2024 and 12.44% for 2023.
•Assets increased $20.8 million, or 0.7%, to $3.15 billion as of December 31, 2024, compared to $3.13 billion as of December 31, 2023.
•Loans HFI increased $82.2 million, or 4.1%, to $2.08 billion as of December 31, 2024, compared to $1.99 billion as of December 31, 2023. The increase in loans was due to new loan activity in various markets across Louisiana.
•Deposits totaled $2.81 billion as of December 31, 2024, consistent with December 31, 2023. In 2024, customer deposit balances were consistent, with normal activity.
•As of December 31, 2024, total securities were $684.9 million, or 21.7% of assets, compared to $714.3 million, or 22.8% of assets, as of December 31, 2023. Securities decreased $29.4 million mainly due to maturities and principal repayments exceeding purchases.
•For 2024, liquid assets, which are cash and cash equivalents, decreased $36.5 million to $269.0 million, compared to $305.4 million for 2023. The liquid assets to assets ratio was 8.54% as of December 31, 2024 and 9.76% as of December 31, 2023.
•Net interest income increased between 2024 and 2023 with higher interest income being partially offset by higher interest expense. The net interest margin FTE increased 5 bps to 2.96% for 2024 compared to 2.91% for the prior year. The 2024 net interest income and net interest margin FTE were impacted by the changing interest rate environment, combined with repricing activity in loans, securities, and deposits.
•Provision expense was $1.2 million for 2024 compared to $735,000 for 2023.

•NPAs were $3.3 million, or 0.10% of assets, as of December 31, 2024. As of December 31, 2024, the ACL was $21.7 million, or 1.05% of loans HFI.
•In 2024, we paid a quarterly cash dividend of $0.09 per share, resulting in annual cash dividends of $0.36 per share. In 2023, we paid a quarterly cash dividend of $0.08 per share, resulting in annual cash dividends of $0.32 per share. In the first quarter of 2025, we declared a quarterly cash dividend of $0.12 per share.
•The 2024 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding common stock from January 1, 2024 through December 31, 2024. In 2024, under this plan, on the open market, we repurchased 17,085 shares of our common stock at an aggregate cost of $809,000. We also completed a privately negotiated stock repurchase of 60,000 shares of our common stock for $3.0 million, which reduced the availability under the 2024 stock repurchase program. The 2024 stock repurchase program expired on December 31, 2024, with $1.1 million of remaining availability.
•Also in 2024, we completed two other privately negotiated stock repurchases of an aggregate of 250,000 shares of our common stock for a total purchase price of approximately $12.5 million. These repurchases were supplemental to our 2024 stock repurchase program and did not impact the amount of permitted repurchases under the program.
•In 2024, we repurchased a total of 327,085 shares of our common stock, or 4.6% of the December 31, 2023 outstanding shares. For 2024, these repurchases benefited earnings per share by $0.14.
•On December 19, 2024, our Board of Directors approved the renewal of our stock repurchase program for 2025. The 2025 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025.
•We expanded organically throughout Louisiana with the following events:
◦In the second quarter of 2024, we opened a second Red River Bank full-service banking center in the New Orleans, Louisiana market.
◦In the fourth quarter of 2024, Red River Bank purchased property in Lafayette, Louisiana and plans to build a new banking center at that location, which would be our second banking center in the Acadiana market.
•In 2024, the Company and Red River Bank, were included in various financial industry ranking reports:
◦S&P Global Market Intelligence ranked Red River Bank 15th of the top 50 best-performing community banks in 2023 with assets between $3.0 and $10.0 billion.
◦Bank Director Magazine ranked the Company 9th in the top 30 best-performing publicly traded financial institutions with assets less than $5.0 billion.
◦The American Banker publication included Red River Bank in its “2024 Best Banks to Work For” ranking.
The following tables set forth selected historical consolidated financial information for each of the periods indicated. The historical financial information as of and for the years ended December 31, 2024, 2023, and 2022, except for the selected ratios, is derived from our audited consolidated financial statements. Our historical results may not be indicative of our future performance.

	As of December 31,
(in thousands)	2024	2023	2022
Selected Period End Balance Sheet Data:
Total assets	$3,149,594	$3,128,810	$3,082,686
Interest-bearing deposits in other banks	$238,417	$252,364	$240,568
Securities available-for-sale, at fair value	$550,148	$570,092	$614,407
Securities held-to-maturity, at amortized cost	$131,796	$141,236	$151,683
Loans held for investment	$2,075,013	$1,992,858	$1,916,267
Total deposits	$2,805,106	$2,801,888	$2,798,936
Total stockholders’ equity	$319,739	$303,851	$265,753

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Net Income	$34,235	$34,879	$36,916

Per Common Share Data:
Earnings per share, basic	$4.96	$4.87	$5.14
Earnings per share, diluted	$4.95	$4.86	$5.13
Book value per share	$47.18	$42.85	$36.99
Tangible book value per share(1,2)	$46.95	$42.63	$36.78
Realized book value per share(1,3)	$56.07	$51.38	$46.90
Cash dividends per share	$0.36	$0.32	$0.28
Shares outstanding	6,777,238	7,091,637	7,183,915
Weighted average shares outstanding, basic	6,898,286	7,164,314	7,180,975
Weighted average shares outstanding, diluted	6,918,060	7,181,728	7,197,453

Summary Performance Ratios:
Return on average assets	1.11%	1.15%	1.18%
Return on average equity	11.02%	12.44%	13.98%
Net interest margin	2.91%	2.87%	2.80%
Net interest margin FTE(4)	2.96%	2.91%	2.86%
Efficiency ratio(5)	60.29%	59.39%	56.60%
Loans HFI to deposits ratio	73.97%	71.13%	68.46%
Noninterest-bearing deposits to deposits ratio	30.89%	32.71%	38.96%
Noninterest income to average assets	0.66%	0.70%	0.60%
Operating expense to average assets	2.14%	2.11%	1.87%

Summary Credit Quality Ratios:
NPAs to assets	0.10%	0.08%	0.08%
Nonperforming loans to loans HFI	0.16%	0.13%	0.12%
ACL to loans HFI	1.05%	1.07%	1.08%
Net charge-offs to average loans	0.03%	0.02%	0.02%

Capital Ratios:
Stockholders’ equity to assets	10.15%	9.71%	8.62%
Tangible common equity to tangible assets(1,6)	10.11%	9.67%	8.57%
Total risk-based capital to risk-weighted assets	18.13%	18.28%	17.39%
Tier I risk-based capital to risk-weighted assets	17.12%	17.24%	16.38%
Common equity Tier I capital to risk-weighted assets	17.12%	17.24%	16.38%
Tier I risk-based capital to average assets	11.86%	11.56%	10.71%
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

RESULTS OF OPERATIONS
The following is a discussion of results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. A discussion regarding our results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.
General
Net income for the year ended December 31, 2024, was $34.2 million, or $4.95 diluted EPS, a decrease of $644,000, or 1.8%, compared to $34.9 million, or $4.86 diluted EPS, for the year ended December 31, 2023. The decrease in net income was mainly due to a $2.3 million increase in operating expenses, a $673,000 decrease in noninterest income, and a $465,000 increase in the provision for credit losses, partially offset by a $2.9 million increase in net interest income. The return on assets for the year ended December 31, 2024, was 1.11%, compared to 1.15% for the prior year. The return on equity was 11.02% for the year ended December 31, 2024, compared to 12.44% for the prior year. Our efficiency ratio for the year ended December 31, 2024, was 60.29%, compared to 59.39% for the year ended December 31, 2023.
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
The Federal Reserve sets the target federal funds rate, which is the cost of immediately available overnight funds, and influences other market rates, such as the prime rate. These market rates impact pricing of certain assets and liabilities used by financial institutions. In 2023, the interest rate environment trended upward. The FOMC increased the federal funds rate by 50 bps in the first quarter of 2023, by 25 bps in the second and third quarters of 2023, then kept the rate consistent through the second quarter of 2024. Late in the third quarter of 2024, the FOMC decreased the federal funds rate by 50 bps, and by an additional 50 bps during the fourth quarter of 2024, reducing the target federal funds range to 4.25%-4.50%. The average effective federal funds rate was 5.14% for 2024 compared to 5.03% for 2023. The net interest income and net interest margin FTE increased for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Net interest income for the year ended December 31, 2024, was $89.3 million, which was $2.9 million, or 3.3%, higher than the year ended December 31, 2023. Net interest income increased due to an $18.7 million increase in interest and dividend income, partially offset by a $15.8 million increase in interest expense.
The increase in interest and dividend income for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was primarily due to higher interest income on loans and securities. Loan income increased $15.5 million primarily due to higher rates on new and renewed loans, combined with higher balances in loans HFI. Securities income increased $2.8 million due to reinvesting lower yielding securities cash flows into higher yielding securities. The increase in interest expense for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was due to high deposit rates through the third quarter of 2024, as we responded to deposit rate pressure, combined with larger balances in higher cost deposit accounts. However, in the fourth quarter of 2024, deposit rates were reduced in conjunction with the federal funds rate decreases by the FOMC.
Net interest margin FTE increased 5 bps to 2.96% for the year ended December 31, 2024, from 2.91% for the year ended December 31, 2023, as a result of interest rate environment fluctuations along with our balance sheet repricing structure. The net interest margin FTE improved each quarter in 2024. This improvement was due to having increased yields on loans and securities throughout the year, combined with the lower cost of deposits in the fourth quarter of 2024. The yield on securities increased 52 bps due to reinvesting lower yielding securities cash flows into higher yielding securities. The yield on loans increased 50 bps due to higher rates on new and renewed loans as a result of the higher interest rate environment through the third quarter of 2024. The average rate on new and renewed loans was 7.62% for the year ended December 31, 2024, compared to 7.19% for the prior year.
The net interest margin FTE for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was impacted by an increase in the cost of deposits. The cost of deposits increased 56 bps to 1.74% for the year ended December 31, 2024, from 1.18% for the year ended December 31, 2023. For the same time periods, the rates on time deposits and interest-bearing transaction deposits increased 111 and 44 bps, respectively. The cost of deposits increased through the third quarter of 2024, due to deposit rate pressure and customers moving deposits from lower yielding categories to higher yielding categories. However, in conjunction with the federal funds rate decreases by the

FOMC that began late in the third quarter of 2024, we lowered selected deposit rates in the third and fourth quarters, which reduced deposit costs at the end of 2024.
As of December 31, 2024, the target federal funds range was 4.25%-4.50%. The market’s expectation is that the FOMC may lower the target range of the federal funds rate by at least 25 bps in 2025. In 2025, we anticipate receiving approximately $101.0 million in securities cash flows with an average yield of 3.01%, and we project approximately $194.0 million of fixed rate loans will mature with an average yield of 6.04%. We expect to redeploy these balances into higher yielding assets. Additionally, in 2025, we expect $541.9 million of time deposits to mature with an average rate of 4.10%, which we anticipate repricing into lower cost deposits. As of December 31, 2024, floating rate loans were 16.0% of loans HFI, and floating rate transaction deposits were 8.1% of interest-bearing transaction deposits. Depending on balance sheet activity and the movement in interest rates, we expect the net interest income and net interest margin to improve slightly during the first half of 2025.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the years presented:

	For the Years Ended December 31,
	2024			2023
(dollars in thousands)	Average Balance Outstanding	Interest Income/Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,046,339	$108,969	5.24%	$1,943,381	$93,439	4.74%
Securities - taxable	554,194	13,098	2.36%	605,692	10,169	1.68%
Securities - tax-exempt	193,368	3,991	2.06%	202,673	4,122	2.03%
Federal funds sold	—	—	—%	18,594	886	4.70%
Interest-bearing deposits in other banks	210,959	11,077	5.22%	188,199	9,797	5.17%
Nonmarketable equity securities	2,273	95	4.19%	3,353	155	4.61%
Total interest-earning assets	3,007,133	$137,230	4.50%	2,961,892	$118,568	3.96%
Allowance for credit losses	(21,646)			(20,980)
Noninterest-earning assets	102,951			86,939
Total assets	$3,088,438			$3,027,851
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,246,528	$23,082	1.85%	$1,249,259	$17,555	1.41%
Time deposits	593,817	24,854	4.19%	470,522	14,511	3.08%
Total interest-bearing deposits	1,840,345	47,936	2.60%	1,719,781	32,066	1.86%
Other borrowings	—	—	—%	1,151	64	5.49%
Total interest-bearing liabilities	1,840,345	$47,936	2.60%	1,720,932	$32,130	1.87%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	910,507			1,004,107
Accrued interest and other liabilities	26,884			22,385
Total noninterest-bearing liabilities	937,391			1,026,492
Stockholders’ equity	310,702			280,427
Total liabilities and stockholders’ equity	$3,088,438			$3,027,851
Net interest income		$89,294			$86,438
Net interest spread			1.90%			2.09%
Net interest margin			2.91%			2.87%
Net interest margin FTE(3)			2.96%			2.91%
Cost of deposits			1.74%			1.18%
Cost of funds			1.59%			1.08%
(1)Includes average outstanding balances of loans HFS of $2.9 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.

Rate/Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31, 2024 vs 2023
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$4,953	$10,577	$15,530
Securities - taxable	(865)	3,794	2,929
Securities - tax-exempt	(189)	58	(131)
Federal funds sold	(886)	—	(886)
Interest-bearing deposits in other banks	1,177	103	1,280
Nonmarketable equity securities	(50)	(10)	(60)
Total interest-earning assets	$4,140	$14,522	$18,662
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(38)	$5,565	$5,527
Time deposits	3,802	6,541	10,343
Total interest-bearing deposits	3,764	12,106	15,870
Other borrowings	(64)	—	(64)
Total interest-bearing liabilities	$3,700	$12,106	$15,806
Increase (decrease) in net interest income	$440	$2,416	$2,856
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	Increase (Decrease)
Provision for credit losses	$1,200	$735	$465	63.3%
The provision for credit losses for the year ended December 31, 2024, totaled $1.2 million, an increase of $465,000 from $735,000 for the year ended December 31, 2023. The provision for credit losses for 2024 included $1.0 million for loans and $200,000 for unfunded commitments. The primary drivers of the increase were the potential economic challenges resulting from the recent inflationary environment, changing monetary policy, current economic forecasts, and loan growth. In the second half of 2024, we had an increase in unfunded loan commitments, which also contributed to the increase in provision for credit losses. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Noninterest income decreased $673,000 to $20.4 million for the year ended December 31, 2024, compared to $21.1 million for the prior year. The decrease in noninterest income was due to lower income from SBIC limited partnerships of which the Bank is a member and lower loan and deposit fee income, partially offset by higher mortgage loan income and net debit card income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$5,674	$5,776	$(102)	(1.8%)
Debit card income, net	3,836	3,563	273	7.7%
Mortgage loan income	2,490	1,965	525	26.7%
Brokerage income	3,791	3,798	(7)	(0.2%)
Loan and deposit income	2,034	2,140	(106)	(5.0%)
Bank-owned life insurance income	851	754	97	12.9%
Gain (Loss) on equity securities	(28)	(14)	(14)	(100.0%)
SBIC income	1,453	2,873	(1,420)	(49.4%)
Other income	340	259	81	31.3%
Total noninterest income	$20,441	$21,114	$(673)	(3.2%)
SBIC income decreased $1.4 million to $1.5 million for 2024, compared to $2.9 million for 2023. In 2024, we received $114,000 of distribution payments, in addition to normal income. In 2023, we received income from the sale of an investment, in addition to normal income.
Loan and deposit income decreased $106,000 to $2.0 million for 2024, compared to $2.1 million for 2023. The decrease was primarily related to lower deposit fees due to changing customer deposit activity, partially offset by higher nonrecurring loan related fees.
Mortgage loan income increased $525,000 to $2.5 million for 2024, compared to $2.0 million for 2023, mainly due to an increase in the average loan amount, which generated higher mortgage loan fee income.
Debit card income, net, increased $273,000 to $3.8 million for 2024, compared to $3.6 million for 2023. In the first quarter of 2024, we terminated our previous debit card provider contract, which resulted in $145,000 of nonrecurring income. In January 2024, a newly negotiated debit card provider contract became effective, which resulted in an increase in debit card income. These increases were partially offset by higher debit card processing expenses.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Operating expenses increased $2.3 million to $66.2 million for the year ended December 31, 2024, compared to $63.9 million for the year ended December 31, 2023. The increase in operating expenses was mainly due to higher personnel expenses, technology expenses, legal and professional expenses, and occupancy and equipment expenses, partially offset by lower other taxes and loan and deposit expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	Increase (Decrease)
Operating expenses:
Personnel expenses	$38,623	$37,241	$1,382	3.7%
Non-staff expenses:
Occupancy and equipment expenses	6,691	6,581	110	1.7%
Technology expenses	3,182	2,759	423	15.3%
Advertising	1,374	1,302	72	5.5%
Other business development expenses	2,076	1,987	89	4.5%
Data processing expense	2,331	2,320	11	0.5%
Other taxes	2,407	2,721	(314)	(11.5%)
Loan and deposit expenses	895	984	(89)	(9.0%)
Legal and professional expenses	2,657	2,378	279	11.7%
Regulatory assessment expenses	1,654	1,645	9	0.5%
Other operating expenses	4,264	3,955	309	7.8%
Total operating expenses	$66,154	$63,873	$2,281	3.6%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $1.4 million to $38.6 million for 2024 compared to $37.2 million in 2023. This increase was primarily due to higher compensation expense as a result of net staff changes, partially offset by a decrease in medical insurance expense. As of December 31, 2024 and 2023, we had 369 and 362 total employees, respectively.
Technology expenses increased $423,000 to $3.2 million for 2024 compared to $2.8 million for 2023. This increase was primarily due to implementing new software and $51,000 of nonrecurring expenses related to our new banking center location and new administrative office, both in the New Orleans market.
Legal and professional expenses increased $279,000 to $2.7 million for 2024 compared to $2.4 million for 2023. This increase was due to higher contracted services, higher public company expenses, and higher professional and advisory services mainly related to a newly negotiated debit card provider contract effective January 2024.
Occupancy and equipment expenses increased $110,000 to $6.7 million for 2024 compared to $6.6 million for 2023. This increase was primarily due to $111,000 of nonrecurring expenses related to our new banking center location and new administrative office, both in the New Orleans market, and other 2024 property renovations. The same period prior year had $255,000 of nonrecurring expenses related to opening our new operations center building, the expansion of a banking center in the Southwest market, and renovations of the main office building in Alexandria, Louisiana.
Other taxes decreased $314,000 to $2.4 million for 2024 compared to $2.7 million for 2023. This decrease was primarily due to a decrease in State of Louisiana bank stock tax resulting from lower deposit account balances and lower net income for the applicable tax years.
Loan and deposit expenses decreased $89,000 to $895,000 for 2024 compared to $984,000 for 2023. 2024 benefited from the receipt of a $262,000 negotiated, variable rebate from a vendor. This decrease was partially offset by an increase in collection and loan expenses.
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

The table below presents, for the periods indicated, income tax expense:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	Increase (Decrease)
Income tax expense	$8,146	$8,065	$81	1.0%
For the years ended December 31, 2024 and 2023, income tax expense remained consistent at $8.1 million. The comparability in income tax expense was primarily due to the decrease in pre-tax income offset by an increase in the effective income tax rate due to permanent book versus tax differences. The effective income tax rate for 2024 was 19.2%, compared to 18.8% for 2023.
FINANCIAL CONDITION
As of December 31, 2024, assets were $3.15 billion, which was $20.8 million, or 0.7%, higher than $3.13 billion as of December 31, 2023. During 2024, loans HFI increased $82.2 million, or 4.1%, to $2.08 billion as of December 31, 2024. The increase in loans was due to improved loan activity in various markets across Louisiana. Cash and cash equivalents decreased $36.5 million, or 11.9%, to $269.0 million and were 8.5% of assets as of December 31, 2024. Cash and cash equivalents decreased due to loan growth exceeding deposit growth. Total securities decreased $29.4 million, or 4.1%, to $684.9 million and were 21.7% of assets as of December 31, 2024. The decrease in securities was due to maturities and principal repayments exceeding purchases. Deposits were fairly consistent at $2.81 billion as of December 31, 2024 and $2.80 billion as of December 31, 2023. We had no outstanding borrowings as of December 31, 2024 and 2023. During 2024, stockholders’ equity increased $15.9 million to $319.7 million as of December 31, 2024. As of December 31, 2024, the loans HFI to deposits ratio was 73.97%, compared to 71.13% as of December 31, 2023, and the noninterest-bearing deposits to total deposits ratio was 30.89%, compared to 32.71% as of December 31, 2023.
Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of December 31, 2024. As of December 31, 2024, interest-bearing deposits in other banks were $238.4 million and were 7.6% of assets, a decrease of $13.9 million, or 5.5%, compared to $252.4 million and 8.1% of assets as of December 31, 2023. Excess liquidity that is not being deployed into loans or securities is placed in these accounts.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of December 31, 2024, our total securities portfolio was 21.7% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $681.9 million as of December 31, 2024, a decrease of $29.4 million, or 4.1%, from $711.3 million as of December 31, 2023.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2024, the estimated fair value of securities AFS was $550.1 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS increased $1.0 million for the year ended December 31, 2024, resulting in a net unrealized loss of $63.2 million as of December 31, 2024, compared to a net unrealized loss of $62.2 million as of December 31, 2023.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2024, the amortized cost of securities HTM was $131.8 million. Securities HTM had an unrealized loss of $22.8 million as of December 31, 2024, compared to an unrealized loss of $22.2 million as of December 31, 2023.
Investment activity for the year ended December 31, 2024, included $157.3 million in maturities, principal repayments, and calls, partially offset by $128.9 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
Securities AFS purchased for the year ended December 31, 2024, consisted of $94.6 million in mortgage-backed securities and $34.2 million in U.S. agency securities. The mortgage-backed securities purchased had a yield of 5.26% and an average life of 3.99 years. The U.S. agency securities purchased had a yield of 5.71% and an average life of 4.08 years.

The securities portfolio tax-equivalent yield was 2.43% for the year ended December 31, 2024, compared to 1.90% for the year ended December 31, 2023. The increase in yield for the year ended December 31, 2024, was primarily due to reinvesting lower yielding securities cash flows received during 2024 into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of December 31, 2024, the average life of our securities portfolio was 7.0 years with an estimated effective duration of 4.9 years. As of December 31, 2023, the average life of our securities portfolio was 7.1 years with an estimated effective duration of 5.0 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of December 31, 2024, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

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

	Contractual Maturity as of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$370	2.39%	$8,271	4.94%	$46,764	1.76%	$251,695	3.11%	$307,100	2.95%
Municipal bonds	5,627	1.70%	11,652	2.06%	29,194	2.19%	122,370	2.09%	168,843	2.09%
U.S. Treasury securities	10,932	1.27%	—	—%	—	—%	—	—%	10,932	1.27%
U.S. agency securities	916	4.34%	4,355	2.75%	42,142	5.16%	15,860	3.90%	63,273	4.64%
Total Securities AFS	$17,845	1.59%	$24,278	3.13%	$118,100	3.01%	$389,925	2.79%	$550,148	2.81%
(1)Tax equivalent projected book yield as of December 31, 2024.
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

	Contractual Maturity as of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$130,864	2.45%	$130,864	2.45%
U.S. agency securities	—	—%	—	—%	932	2.61%	—	—%	932	2.61%
Total Securities HTM	$—	—%	$—	—%	$932	2.61%	$130,864	2.45%	$131,796	2.45%
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
Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of December 31, 2024, loans HFI were $2.08 billion, an increase of $82.2 million, or 4.1%, compared to $1.99 billion as of December 31, 2023. Loans HFI increased primarily due to new loan activity in various markets across Louisiana.

Loans by Category
Loans HFI by category and loans HFS are summarized below as of the dates indicated:

	December 31, 2024		December 31, 2023		Change from December 31, 2023 to December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent	$ Change	% Change
Real estate:
Commercial real estate	$884,641	42.6%	$851,582	42.7%	$33,059	3.9%
One-to-four family residential	614,551	29.6%	599,487	30.1%	15,064	2.5%
Construction and development	155,229	7.5%	125,238	6.3%	29,991	23.9%
Commercial and industrial	327,086	15.8%	315,327	15.8%	11,759	3.7%
Tax-exempt	64,930	3.1%	72,913	3.7%	(7,983)	(10.9%)
Consumer	28,576	1.4%	28,311	1.4%	265	0.9%
Total loans HFI	$2,075,013	100.0%	$1,992,858	100.0%	$82,155	4.1%
Total loans HFS	$2,547		$1,306		$1,241	95.0%
Average loan HFI size, excluding credit cards	$250		$239		$11	4.6%
Commercial Real Estate Loans. CRE loans are primarily made for commercial property that is owner occupied as well as commercial property owned by real estate investors. Real estate securing these loans includes many property types, such as retail centers, nursing homes, offices and office buildings, medical facilities, warehouses, churches and related facilities, production facilities, and multifamily properties. CRE loans increased $33.1 million, or 3.9%, to $884.6 million as of December 31, 2024, from $851.6 million as of December 31, 2023. The average CRE loan size was $953,000 as of December 31, 2024 and $938,000 as of December 31, 2023.
Non-owner occupied CRE loans were $458.9 million, or 22.1% of loans HFI, and represented 116.6% of the Bank’s total risk-based capital as of December 31, 2024. Non-owner occupied office loans were $56.4 million, or 2.7% of loans HFI, as of December 31, 2024, and are primarily centered in low-rise suburban areas. The owner occupied and non-owner occupied components of the CRE portfolio are summarized below:

	December 31,
	2024		2023
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Commercial real estate
Owner occupied	$425,709	20.5%	$412,743	20.7%
Non-owner occupied	458,932	22.1%	438,839	22.0%
Total commercial real estate	$884,641	42.6%	$851,582	42.7%

Industry concentrations, based on NAICS, within the CRE loan portfolio are presented below:

	December 31,
	2024		2023
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Owner Occupied
Retail trade	$43,531	2.1%	$41,768	2.1%
Health care	34,411	1.6%	36,709	1.8%
Religious and other nonprofit	25,351	1.2%	21,092	1.1%
Agriculture, forestry, fishing, and hunting	24,058	1.2%	20,389	1.0%
Repair and maintenance	16,524	0.8%	16,810	0.8%
Hospitality services	13,812	0.7%	14,362	0.7%
Investor one-to-four family and multifamily	13,805	0.7%	14,532	0.7%
Energy	12,608	0.6%	13,118	0.7%
Professions, scientific, and technical services	11,535	0.5%	11,543	0.6%
Transportation and warehousing	11,371	0.5%	12,103	0.6%
Arts, entertainment, and recreation	9,685	0.5%	9,894	0.5%
All other	209,018	10.1%	200,423	10.1%
Total owner occupied	$425,709	20.5%	$412,743	20.7%
Non-Owner Occupied
Health care	$73,374	3.5%	$53,449	2.7%
Investor one-to-four family and multifamily	43,519	2.1%	46,439	2.3%
Hospitality services	31,273	1.5%	31,766	1.6%
Finance and insurance	7,888	0.4%	3,199	0.1%
Wholesale trade	7,863	0.4%	7,880	0.4%
Construction	7,276	0.4%	6,599	0.3%
Energy	5,792	0.3%	6,132	0.3%
Management of companies and enterprises	4,187	0.2%	3,742	0.2%
Educational services	3,384	0.1%	3,876	0.2%
Retail trade	2,841	0.1%	3,582	0.2%
Information	2,448	0.1%	3,200	0.2%
All other	269,087	13.0%	268,975	13.5%
Total non-owner occupied	$458,932	22.1%	$438,839	22.0%
Total commercial real estate	$884,641	42.6%	$851,582	42.7%
One-to-Four Family Residential Loans. One-to-four family residential loans are predominantly first lien mortgage loans secured by owner occupied one-to-four family residential properties. One-to-four family residential loans increased $15.1 million, or 2.5%, to $614.6 million as of December 31, 2024, compared to $599.5 million as of December 31, 2023.
Construction and Development Loans. The construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of CRE investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Construction and development loans increased $30.0 million, or 23.9%, to $155.2 million as of December 31, 2024, compared to $125.2 million as of December 31, 2023.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including, but not limited to, inventory, equipment, capital expansion, and working capital enhancement. Collateral typically includes a lien on general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate. A personal guaranty is generally obtained from the borrower or principal. Commercial and industrial loans increased $11.8 million, or 3.7%, to $327.1 million as of December 31, 2024, from $315.3 million as of December 31, 2023.
Tax-Exempt Loans. Tax-exempt loans are made to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans are typically secured by and paid for by ad valorem taxes. Tax-exempt loans decreased $8.0 million, or 10.9%, to $64.9 million as of December 31, 2024, compared to $72.9 million as of December 31, 2023.
Consumer Loans. Consumer loans are made to individuals for personal, family, and household purposes and include secured and unsecured installment and term loans. Consumer loans are offered as an accommodation to existing customers and are not marketed to persons without a pre-existing relationship with us.
Industry Concentrations
Industry concentrations, based on NAICS, stated as a percentage of loans HFI are presented below:

December 31, 2024
Health care	8.1%
Investor one-to-four family and multifamily	6.0%
Construction	4.3%
Retail trade	3.4%
Hospitality services	2.9%
Public administration	2.0%
Finance and insurance	1.8%
Religious and other nonprofit	1.6%
Energy	1.4%
Manufacturing	0.6%
All other	67.9%
Total loans HFI by industry concentration	100.0%
Health care loans are our largest industry concentration and are made up of a diversified portfolio of health care providers. As of December 31, 2024, total health care loans were $167.3 million, or 8.1% of loans HFI, compared to $153.8 million, or 7.7% of loans HFI, as of December 31, 2023. The average health care loan size was $372,000 as of December 31, 2024, and $334,000 as of December 31, 2023. Within the health care sector, loans to nursing and residential care facilities were 4.4% of loans HFI as of December 31, 2024, and 4.0% as of December 31, 2023. Loans to physician and dental practices were 3.4% of loans HFI as of December 31, 2024, and 3.6% as of December 31, 2023.
Geographic Markets
As of December 31, 2024, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	December 31, 2024
(dollars in thousands)	Amount	Percent of Loans HFI
Central	$602,589	29.0%
Capital	567,202	27.3%
Northwest	349,867	16.9%
Southwest	168,272	8.1%
Northshore	120,830	5.8%
New Orleans	167,082	8.1%
Acadiana	99,171	4.8%
Total loans HFI	$2,075,013	100.0%

Loan Portfolio Maturity Analysis
The maturity distribution for loans HFI are summarized below:

	December 31, 2024
(dollars in thousands)	Within One Year	After One Year but Within Five Years	After Five Years but Within 15 Years	After 15 Years	Total
Real estate:
Commercial real estate	$127,934	$598,052	$157,232	$1,423	$884,641
One-to-four family residential	42,896	176,240	315,751	79,664	614,551
Construction and development	51,327	93,623	10,279	—	155,229
Commercial and industrial	103,011	190,110	30,985	2,980	327,086
Tax-exempt	405	13,893	35,532	15,100	64,930
Consumer	7,974	18,101	1,033	1,468	28,576
Total loans HFI	$333,547	$1,090,019	$550,812	$100,635	$2,075,013
Fixed and Floating Rate Loans
The dollar amount, as of December 31, 2024, of fixed and floating rate loans HFI that mature after December 31, 2025, are presented in the following table:

	December 31, 2024
(dollars in thousands)	Fixed Rate Loans	Floating Rate Loans	Total
Real estate:
Commercial real estate	$707,040	$49,667	$756,707
One-to-four family residential	560,059	11,596	571,655
Construction and development	68,115	35,787	103,902
Commercial and industrial	121,578	102,497	224,075
Tax-exempt	64,525	—	64,525
Consumer	18,408	2,194	20,602
Total	$1,539,725	$201,741	$1,741,466
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
NPAs totaled $3.3 million as of December 31, 2024, an increase of $670,000, or 25.7%, from $2.6 million as of December 31, 2023. The increase was primarily due to an increase in nonaccrual loans, partially offset by a decrease in past due loans. The ratio of NPAs to assets was 0.10% as of December 31, 2024 and 0.08% as of December 31, 2023.

Nonperforming loan and asset information is summarized below:

	December 31,
(dollars in thousands)	2024	2023
Nonperforming loans:
Nonaccrual loans	$2,968	$1,959
Accruing loans 90 or more days past due	266	574
Total nonperforming loans	3,234	2,533
Foreclosed assets:
Real estate	38	69
Total foreclosed assets	38	69
Total NPAs	$3,272	$2,602

Nonaccrual loans to loans HFI	0.14%	0.10%
Nonperforming loans to loans HFI	0.16%	0.13%
NPAs to assets	0.10%	0.08%
Nonaccrual loans are summarized below by category:

	December 31,
(in thousands)	2024	2023
Real estate:
Commercial real estate	$734	$714
One-to-four family residential	686	269
Construction and development	920	—
Commercial and industrial	554	844
Tax-exempt	—	—
Consumer	74	132
Total nonaccrual loans	$2,968	$1,959
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.

The following table summarizes loans HFI by risk rating:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,060,335	99.3%	$1,968,575	98.8%
Special Mention	8,330	0.4%	19,429	1.0%
Substandard	6,348	0.3%	4,854	0.2%
Total loans HFI	$2,075,013	100.0%	$1,992,858	100.0%
There were no loans classified as doubtful or loss as of December 31, 2024 or 2023.
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
As of December 31, 2024, the ACL was $21.7 million, or 1.05%, of loans HFI. As of December 31, 2023, the ACL was $21.3 million, or 1.07%, of loans HFI. The $395,000 increase in the ACL for the year ended December 31, 2024, was due $1.0 million from the provision for credit losses on loans, partially offset by $605,000 of net charge-offs.
The provision for credit losses for the year ended December 31, 2024, was $1.2 million, an increase of $465,000 from $735,000 for the year ended December 31, 2023. The provision for credit losses for 2024 included $1.0 million for loans and $200,000 for unfunded commitments. The primary drivers of the increase were the potential economic challenges resulting from the recent inflationary environment, changing monetary policy, current economic forecasts, and loan growth. In the second half of 2024, we had an increase in unfunded loan commitments, which contributed to the increase in provision for credit losses. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
Net charge-offs for the year ended December 31, 2024, were $605,000, an increase of $300,000 from $305,000 for the year ended December 31, 2023. The ratio of net charge-offs to average loans HFI was 0.03% and 0.02% for the years ended December 31, 2024 and 2023, respectively.

The following table displays activity in the ACL for December 31, 2024 and 2023:

	As of and for the Years Ended December 31,
(dollars in thousands)	2024	2023
Loans HFI	$2,075,013	$1,992,858
Nonaccrual loans	$2,968	$1,959
Average loans	$2,046,339	$1,943,381

Allowance at beginning of period	$21,336	$20,628
Impact of adopting ASC 326	—	278
Provision expense(1)	1,000	735
Charge-offs:
Real estate:
One-to-four family residential	(1)	(23)
Construction and development	—	(9)
Commercial and industrial	(380)	(58)
Consumer	(422)	(383)
Total charge-offs	(803)	(473)
Recoveries:
Real estate:
One-to-four family residential	10	10
Commercial and industrial	63	30
Consumer	125	128
Total recoveries	198	168
Net (charge-offs)/recoveries	(605)	(305)
Allowance at end of period	$21,731	$21,336

ACL to loans HFI	1.05%	1.07%
ACL to nonaccrual loans	732.18%	1,089.13%
Net charge-offs to average loans	0.03%	0.02%
(1)The $1.2 million provision for credit losses on the consolidated statements of income for the year ended December 31, 2024, includes $1.0 million for loans and $200,000 for unfunded loan commitments.
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

The following table displays the allocation of the ACL among the loan classifications as of the dates indicated. The allocations shown below should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in the future will necessarily occur in these amounts or in the indicated proportions. The total ACL is available to absorb losses from any loan classification.

	December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$9,047	41.6%	$9,118	42.7%
One-to-four family residential	6,452	29.7%	7,484	35.1%
Construction and development	1,653	7.6%	1,309	6.1%
Commercial and industrial	4,123	19.0%	2,553	12.0%
Tax-exempt	103	0.5%	575	2.7%
Consumer	353	1.6%	297	1.4%
Total allowance for credit losses	$21,731	100.0%	$21,336	100.0%
The following table displays the ratio of net charge-offs to average loans HFI outstanding by category for the periods shown:

	For the Years Ended December 31,
	2024	2023
Real estate:
Commercial real estate	—%	—%
One-to-four family residential	—%	—%
Construction and development	—%	—%
Commercial and industrial	0.02%	—%
Tax-exempt	—%	—%
Consumer	0.01%	0.02%
Total net charge-offs to average loans HFI	0.03%	0.02%
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
Total deposits were $2.81 billion as of December 31, 2024, which remained consistent with $2.80 billion as of December 31, 2023. In 2024, customer deposit balances were consistent with normal activity. Noninterest-bearing deposits decreased $50.0 million, or 5.5%, during 2024 to $866.5 million as of December 31, 2024. Noninterest-bearing deposits as a percentage of total deposits were 30.89% as of December 31, 2024, compared to 32.71% as of December 31, 2023. Interest-bearing deposits increased $53.2 million, or 2.8%, during 2024 to $1.94 billion as of December 31, 2024, with the largest increase in time deposits.
The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. The average deposit account size was approximately $28,000 as of December 31, 2024 and December 31, 2023.

The following table presents our deposits by account type as of the dates indicated:

	December 31, 2024		December 31, 2023		Change from December 31, 2023 to December 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$866,496	30.9%	$916,456	32.7%	$(49,960)	(5.5%)
Interest-bearing deposits:
Interest-bearing demand deposits	154,720	5.5%	138,380	5.0%	16,340	11.8%
NOW accounts	467,118	16.7%	468,483	16.7%	(1,365)	(0.3%)
Money market accounts	556,769	19.8%	541,607	19.3%	15,162	2.8%
Savings accounts	169,894	6.1%	173,741	6.2%	(3,847)	(2.2%)
Time deposits less than or equal to $250,000	403,096	14.3%	392,094	14.0%	11,002	2.8%
Time deposits greater than $250,000	187,013	6.7%	171,127	6.1%	15,886	9.3%
Total interest-bearing deposits	$1,938,610	69.1%	$1,885,432	67.3%	53,178	2.8%
Total deposits	$2,805,106	100.0%	$2,801,888	100.0%	$3,218	0.1%
The following table presents deposits by customer type as of the dates indicated:

	December 31, 2024		December 31, 2023		Change from December 31, 2023 to December 31, 2024
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Consumer	$1,362,740	48.6%	$1,343,448	47.9%	$19,292	1.4%
Commercial	1,178,488	42.0%	1,170,670	41.8%	7,818	0.7%
Public	263,878	9.4%	287,770	10.3%	(23,892)	(8.3%)
Total deposits	$2,805,106	100.0%	$2,801,888	100.0%	$3,218	0.1%
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
Our average deposit balance was $2.75 billion for the year ended December 31, 2024, an increase of $27.0 million, or 1.0%, from $2.72 billion for the year ended December 31, 2023. For 2024, average public entity deposits were 8.1% of average total deposits. The average cost of interest-bearing deposits and total deposits for 2024 was 2.60% and 1.74%, respectively, compared to 1.86% and 1.18% for 2023, respectively. The increase in the average cost of interest-bearing deposits and total deposits in 2024 as compared to 2023 was due to a higher rate environment that began in the second half of 2022 and continued until the FOMC decreased rates in the third and fourth quarters of 2024. Also, as of December 31, 2024, 8.1% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Years Ended December 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$910,507	0.00%	$1,004,107	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	126,055	4.05%	103,578	3.93%
NOW accounts	399,966	1.32%	423,441	1.00%
Money market accounts	549,711	2.27%	539,085	1.66%
Savings accounts	170,796	0.15%	183,155	0.15%
Time deposits	593,817	4.19%	470,522	3.08%
Total interest-bearing deposits	$1,840,345	2.60%	$1,719,781	1.86%
Total average deposits	$2,750,852	1.74%	$2,723,888	1.18%

As of December 31, 2024, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $879.8 million, or 31.4% of total deposits, compared to $887.8 million, or 31.7% of total deposits, as of December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of December 31, 2024, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $667.6 million, or 23.8% of total deposits, compared to $643.6 million, or 23.0% of total deposits, as of December 31, 2023. As of December 31, 2024, our cash and cash equivalents of $269.0 million combined with our available borrowing capacity of $1.62 billion equaled 214.6% of our estimated uninsured deposits and 282.8% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	December 31, 2024
Three months or less	$29,295
Over three months through six months	32,415
Over six months through 12 months	25,740
Over 12 months	4,063
Total	$91,513
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of December 31, 2024 or 2023.

Federal Home Loan Bank Advances. We utilize the FHLB of Dallas as needed as a funding source. As of December 31, 2024 and 2023, availability under our FHLB of Dallas line was $1.04 billion and $934.1 million, respectively. This line is secured by a blanket lien on selected Red River Bank loans that meet FHLB of Dallas collateral requirements. At various times, we may obtain letters of credit from the FHLB of Dallas as collateral for our public entity deposits. As of December 31, 2024 and 2023, we held unfunded letters of credit from the FHLB of Dallas in the amount of $104.3 million and $104.8 million, respectively. As of December 31, 2024 and 2023, we had net borrowing capacity of $931.6 million and $829.2 million, respectively, under this arrangement. As of December 31, 2024 and 2023, we had no outstanding borrowings under these agreements.

Federal Reserve Bank’s Discount Window. In 2023, we pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window facility. In addition, effective March 2024, the Bank was approved for the Discount Window’s Borrower-In-Custody “BIC” program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of December 31, 2024, we had a total borrowing capacity of $157.8 million, including $118.7 million through the BIC program, compared to a total borrowing capacity of $45.5 million as of December 31, 2023.
Other Borrowings. We may also utilize federal funds from various correspondent financial institutions as a source of short-term funding. As of December 31, 2024 and 2023, we had $95.0 million in federal funds lines available from these funding sources. We had no outstanding balances on these lines as of December 31, 2024 or 2023.
Hancock Whitney Bank Line of Credit. We maintained a revolving line of credit of $6.0 million at Hancock Whitney Bank collateralized by 100.0% of the stock of the Bank until July 1, 2024. We had no outstanding balances on this line during 2024 or 2023.
Stockholders’ Equity
Total stockholders’ equity as of December 31, 2024, was $319.7 million, compared to $303.9 million as of December 31, 2023, an increase of $15.9 million, or 5.2%. This increase was attributable to $34.2 million of net income for the year ended December 31, 2024, $411,000 of stock compensation, and a $247,000, net of tax, market adjustment to AOCI related to securities, partially offset by the repurchase of 327,085 shares of common stock for $16.5 million and $2.5 million in cash dividends. The $16.5 million of common stock repurchases includes $213,000 of stock repurchase excise tax related to our 2023 and 2024 stock repurchases, which regulations require to be recorded as a reduction to stockholders’ equity.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of December 31, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $13.0 million, of which $10.3 million, net of tax, was included in AOCI.
On December 14, 2023, our board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The 2024 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions, and in privately negotiated transactions.
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
On November 5, 2024, we entered into a privately negotiated stock repurchase agreement for the purchase of 50,000 shares of our common stock for a total purchase price of approximately $2.5 million. This repurchase was supplemental to our 2024 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
For the year ended December 31, 2024, we repurchased 17,085 shares of our common stock on the open market at an aggregate cost of $809,000 under the stock repurchase program.
The 2024 stock repurchase program expired on December 31, 2024, with $1.1 million of remaining availability.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. In the fourth quarter of 2024, $213,000 of stock repurchase excise tax was recorded. This tax relates to our 2023 and 2024 stock repurchases, which regulations require to be recorded as a reduction to stockholders’ equity.
On December 19, 2024, our board of directors approved the renewal of the 2024 stock repurchase program that expired on December 31, 2024. The renewed program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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
For additional information on regulatory capital guidelines and limits for the Bank and the Company, see “Item 8. Financial Statements and Supplementary Data - Note 15. Regulatory Capital Requirements.”
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of December 31, 2024, we had sufficient liquid assets available and $1.62 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2024 and 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB of Dallas and the Federal

Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $27.0 million, or 1.0%, for the year ended December 31, 2024, compared to the average deposits for the year ended December 31, 2023. The increase in average total deposits was primarily due to new time deposit activity. Our average total loans increased $103.0 million, or 5.3%, for the year ended December 31, 2024, compared to average total loans for the year ended December 31, 2023. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.
As of December 31, 2024, liquid assets were $269.0 million compared to $305.4 million as of December 31, 2023. The decrease of $36.5 million, or 11.9%, was due to the funding of loans, partially offset by the inflow of deposits and net securities cash flows received during the year. The liquid assets to assets ratio was 8.54% as of December 31, 2024, compared to 9.76% as of December 31, 2023.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of December 31, 2024. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of December 31, 2024, we project receipt of approximately $101.0 million of principal repayments and maturities through December 31, 2025. As of December 31, 2024, approximately $434.8 million, or 65.7%, of the fair value of the securities portfolio was available to be sold or used as collateral in borrowings as a liquidity source.
We also utilize the FHLB of Dallas as needed as a viable funding source. FHLB of Dallas advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB of Dallas advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of December 31, 2024 and 2023, our net borrowing capacity from the FHLB of Dallas was $931.6 million and $829.2 million, respectively. There were no outstanding borrowings from the FHLB as of December 31, 2024 and 2023.
Another borrowing source is the Federal Reserve Bank’s Discount Window. Effective the third quarter of 2023, the Bank pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, effective March 2024, the Bank was approved for the Discount Window’s Borrower-In-Custody “BIC” program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of December 31, 2024, we had a total borrowing capacity of $157.8 million, including $118.7 million through the BIC program, compared to a total borrowing capacity of $45.5 million as of December 31, 2023. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of December 31, 2024 and 2023.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of December 31, 2024 and 2023. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We also maintained an additional $6.0 million revolving line of credit at one of our correspondent banks until July 1, 2024. As of December 31, 2024 and 2023, we had total borrowing capacity of $95.0 million and $101.0 million, respectively, through these combined funding sources. We had no outstanding balances from either of these sources as of December 31, 2024 and 2023.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.35% as of December 31, 2024.
Our exposure to interest rate risk is managed by the Bank’s Asset-Liability Management Committee. The committee formulates strategies based on appropriate levels of interest rate risk and monitors the results of those strategies. In determining the appropriate level of interest rate risk, the committee considers the impact on both earnings and capital given the current outlook on interest rates, regional economies, liquidity, business strategies, and other related factors.
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

	December 31, 2024		December 31, 2023
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (bps)
+300	4.7%	(0.4%)	4.8%	(5.3%)
+200	3.2%	0.3%	3.5%	(3.0%)
+100	1.6%	0.6%	2.3%	(1.0%)
Base	—%	—%	—%	—%
-100	(1.5%)	(0.2%)	(0.4%)	0.3%
-200	(4.4%)	(4.1%)	(3.5%)	(1.4%)
-300	(7.2%)	(11.1%)	(7.6%)	(5.2%)
The results above, as of December 31, 2024 and 2023, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of December 31, 2024, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of December 31, 2024, floating rate loans were 16.0% of loans HFI, and floating rate transaction deposits were 8.1% of interest-bearing transaction deposits.
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
Management and the board of directors review tangible book value per share, tangible common equity to tangible assets, and realized book value per share as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner we calculate the non-GAAP financial measures that are discussed in this Report may differ from that of other companies’ reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this Report when comparing such non-GAAP financial measures.

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
As a result of previous acquisitions, we have a small amount of intangible assets. As of December 31, 2024, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, stockholders’ equity to realized common equity, and assets to tangible assets, and presents related resulting ratios:

	December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Tangible common equity
Total stockholders’ equity	$319,739	$303,851	$265,753
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$318,193	$302,305	$264,207
Realized common equity
Total stockholders’ equity	$319,739	$303,851	$265,753
Adjustments:
Accumulated other comprehensive (income) loss	60,247	60,494	71,166
Total realized common equity (non-GAAP)	$379,986	$364,345	$336,919
Common shares outstanding	6,777,238	7,091,637	7,183,915
Book value per share	$47.18	$42.85	$36.99
Tangible book value per share (non-GAAP)	$46.95	$42.63	$36.78
Realized book value per share (non-GAAP)	$56.07	$51.38	$46.90

Tangible assets
Total assets	$3,149,594	$3,128,810	$3,082,686
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,148,048	$3,127,264	$3,081,140
Total stockholders’ equity to assets	10.15%	9.71%	8.62%
Tangible common equity to tangible assets (non-GAAP)	10.11%	9.67%	8.57%
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
Allowance for Credit Losses
The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be recognized over the lifetime of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. This reasonable and supportable forecast period is currently one year and incorporates the Company’s and its peer’s historical losses. After the forecast period, the Company reverts to an average historical loss rate over a two-year period. The determination of the amount of allowance involves a high degree of judgment and subjectivity.
The ACL is available to absorb losses on loans HFI. The process and methodology employed to establish an ACL consist of two components: (1) a component involving individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans and (2) a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

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
In estimating an allowance for loans that share similar risk characteristics, loans are segmented into pools based on regulatory call report codes that are considered to share similar risk characteristics or areas of risk concentration. Expected credit losses are estimated using the cohort loss rate and remaining life loss rate methodologies. The cohort loss rate methodology tracks a closed pool of loans over their remaining lives to determine their loss behavior. Once the losses have been tracked, the results are averaged together to determine the average remaining life loss rate to be applied to the current loans in the cohort and are adjusted for reasonable and supportable forecast periods, which is not to exceed a two-year period. Additionally, a lookback period and delay period are established for each pool, which affects the average remaining life loss rate. The lookback period defines how many quarterly cohort periods will be averaged together to form the average remaining life loss rate and varies by pool in order to capture the performance of cohorts under a variety of different conditions, both internal and external. The delay period defines the most recent cohort that will be used in the historical average and varies by pool due to the differing terms and remaining lives that may exist in different pools. The remaining life loss rate methodology takes the calculated loss rate and applies that rate to a pool of loans on a periodic basis based on the remaining life expectation of that pool and is further adjusted for current conditions and reasonable and supportable economic forecast periods.
Additionally, for loans that share similar risk characteristics, the ACL considers qualitative factors for each loan pool to adjust for differences between the historical period and expected conditions over the remaining lives of the loans in the portfolio related to:
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
Management considers the appropriateness of these qualitative assumptions as part of its allowance review and believes the ACL level is appropriate based on information available through the financial statement date.
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies - Accounting Standards Adopted in 2024” and “- Recent Accounting Pronouncements.”
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Red River Bancshares, Inc.
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Red River Bancshares, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinion
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (i) related to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses
The Company’s loans held for investment portfolio totaled $2.08 billion as of December 31, 2024, and the allowance for credit losses (“ACL”) on loans held for investment was $21.73 million. The Company’s unfunded loan commitments totaled $521.50 million as of December 31, 2024, and the reserve for unfunded commitments was $642,000. These amounts are included in the ACL and reserve for unfunded commitments. As more fully described in Notes 1 and 3 to the Company’s financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit, and other financial guarantees that are not unconditionally cancellable by the Company. The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics.
We identified the valuation of the ACL as a critical audit matter, as the determination of the ACL requires management to exercise significant judgment and could have a material impact on the Company’s financial statements. Management must consider numerous subjective factors, including determining qualitative factors used to adjust the calculated allowance for credit losses, loan credit risk grading, and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL. As such, there is a high degree of auditor judgment and subjectivity, and significant audit effort was required in performing procedures in auditing the ACL.
Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed to address this critical audit matter included:
•Obtained an understanding of the Company’s process for establishing the ACL, including determination of the qualitative factors and reserve assumptions for loans evaluated on an individual basis, and evaluated the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date;
•Evaluated the design and tested the operating effectiveness of controls associated with the ACL process, including:
◦reliability and accuracy of data used in the model,
◦management’s review and approval of the selected qualitative factors,
◦classifications of loans by loan segment,
◦identification of problems loans,
◦risk rating grades assigned to loans,
◦management’s review and approval of the ACL;
•Evaluated the appropriateness of the models and methodologies used in quantitative calculations;
•Tested the completeness and accuracy of data used in the estimate;
•Performed analysis of prepayment speeds used to calculate the weighted average remaining maturity;
•Evaluated if qualitative factors were applied based on a comprehensive framework and compared to the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support adjustments and evaluate trends in such adjustments;
•Verified historical net loss;
•Performed loan reviews in order to evaluate the accuracy of loan credit ratings and reasonableness of specific reserves on individually evaluated loans; and
•Evaluated the disclosures in the financial statements.
/s/ EISNERAMPER LLP
We have served as the Company’s auditor since 2023 (Note: Partners of Postlethwaite & Netterville, APAC joined EisnerAmper LLP in 2023. Postlethwaite & Netterville, APAC had served as the Company’s auditor since 1998).
Metairie, Louisiana
March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red River Bancshares, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Red River Bancshares, Inc. and its subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the Company’s consolidated results and cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Postlethwaite & Netterville, APAC

We have served as the Company’s auditor since 1998.
Baton Rouge, Louisiana
March 16, 2023

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31,
	2024	2023
ASSETS
Cash and due from banks	$30,558	$53,062
Interest-bearing deposits in other banks	238,417	252,364
Total Cash and Cash Equivalents	268,975	305,426
Securities available-for-sale, at fair value (amortized cost of $613,393 and $632,258, respectively)	550,148	570,092
Securities held-to-maturity, at amortized cost (fair value of $108,990 and $119,029, respectively)	131,796	141,236
Equity securities, at fair value	2,937	2,965
Nonmarketable equity securities	2,328	2,239
Loans held for sale	2,547	1,306
Loans held for investment	2,075,013	1,992,858
Less: Allowance for credit losses	(21,731)	(21,336)
Loans held for investment, net	2,053,282	1,971,522
Premises and equipment, net	59,441	57,088
Accrued interest receivable	10,048	9,945
Bank-owned life insurance	30,380	29,529
Intangible assets	1,546	1,546
Right-of-use assets	2,733	3,629
Other assets	33,433	32,287
Total Assets	$3,149,594	$3,128,810
LIABILITIES
Noninterest-bearing deposits	$866,496	$916,456
Interest-bearing deposits	1,938,610	1,885,432
Total Deposits	2,805,106	2,801,888
Accrued interest payable	7,583	8,000
Lease liabilities	2,864	3,767
Accrued expenses and other liabilities	14,302	11,304
Total Liabilities	2,829,855	2,824,959
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,777,238 and 7,091,637 shares, respectively	38,655	55,136
Additional paid-in capital	2,777	2,407
Retained earnings	338,554	306,802
Accumulated other comprehensive income (loss)	(60,247)	(60,494)
Total Stockholders’ Equity	319,739	303,851
Total Liabilities and Stockholders’ Equity	$3,149,594	$3,128,810
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Years Ended December 31,
	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$108,969	$93,439	$75,827
Interest on securities	17,089	14,291	13,735
Interest on federal funds sold	—	886	1,091
Interest on deposits in other banks	11,077	9,797	3,682
Dividends on stock	95	155	40
Total Interest and Dividend Income	137,230	118,568	94,375
INTEREST EXPENSE
Interest on deposits	47,936	32,066	7,736
Interest on other borrowed funds	—	64	—
Total Interest Expense	47,936	32,130	7,736
Net Interest Income	89,294	86,438	86,639
Provision for credit losses	1,200	735	1,750
Net Interest Income After Provision for Credit Losses	88,094	85,703	84,889
NONINTEREST INCOME
Service charges on deposit accounts	5,674	5,776	5,565
Debit card income, net	3,836	3,563	3,897
Mortgage loan income	2,490	1,965	3,096
Brokerage income	3,791	3,798	3,549
Loan and deposit income	2,034	2,140	1,723
Bank-owned life insurance income	851	754	713
Gain (Loss) on equity securities	(28)	(14)	(468)
Gain (Loss) on sale and call of securities	—	—	(59)
SBIC income	1,453	2,873	563
Other income (loss)	340	259	168
Total Noninterest Income	20,441	21,114	18,747
OPERATING EXPENSES
Personnel expenses	38,623	37,241	34,560
Occupancy and equipment expenses	6,691	6,581	6,109
Technology expenses	3,182	2,759	2,763
Advertising	1,374	1,302	1,134
Other business development expenses	2,076	1,987	1,645
Data processing expense	2,331	2,320	2,093
Other taxes	2,407	2,721	2,714
Loan and deposit expenses	895	984	659
Legal and professional expenses	2,657	2,378	1,997
Regulatory assessment expenses	1,654	1,645	1,058
Other operating expenses	4,264	3,955	3,923
Total Operating Expenses	66,154	63,873	58,655
Income Before Income Tax Expense	42,381	42,944	44,981
Income tax expense	8,146	8,065	8,065
Net Income	$34,235	$34,879	$36,916
EARNINGS PER SHARE
Basic	$4.96	$4.87	$5.14
Diluted	$4.95	$4.86	$5.13
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2024	2023	2022
Net income	$34,235	$34,879	$36,916
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(1,079)	11,966	(87,342)
Tax effect	226	(2,512)	18,342
(Gain) Loss on sale and call of securities included in net income	—	—	59
Tax effect	—	—	(13)
Change in unrealized net loss on securities transferred to held-to-maturity	1,392	1,542	1,975
Tax effect	(292)	(324)	(414)
Total other comprehensive income (loss)	247	10,672	(67,393)
Comprehensive Income (Loss)	$34,482	$45,551	$(30,477)

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2021	7,180,155	$60,233	$1,814	$239,876	$(3,773)	$298,150
Net income	—	—	—	36,916	—	36,916
Stock incentive plan	—	—	274	—	—	274
Issuance of restricted shares of common stock through stock incentive plan	7,550	—	—	—	—	—
Issuance of shares of common stock as board compensation	675	35	—	—	—	35
Repurchase of common stock	(4,465)	(218)	—	—	—	(218)
Cash dividend - $0.28 per share	—	—	—	(2,011)	—	(2,011)
Other comprehensive income (loss)	—	—	—	—	(67,393)	(67,393)
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	34,879	—	34,879
Stock incentive plan	—	—	319	—	—	319
Issuance of restricted shares of common stock through stock incentive plan	9,300	—	—	—	—	—
Forfeiture of restricted shares of common stock	(1,940)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	85	—	—	—	85
Repurchase of common stock	(101,298)	(4,999)	—	—	—	(4,999)
Cash dividend - $0.32 per share	—	—	—	(2,289)	—	(2,289)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	10,672	10,672
Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	34,235	—	34,235
Stock incentive plan	—	—	370	—	—	370
Issuance of restricted shares of common stock through stock incentive plan	12,450	—	—	—	—	—
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock, including excise tax	(327,085)	(16,522)	—	—	—	(16,522)
Cash dividend - $0.36 per share	—	—	—	(2,483)	—	(2,483)
Other comprehensive income (loss)	—	—	—	—	247	247
Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,235	$34,879	$36,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,525	2,198	2,076
Amortization	694	548	533
Share-based compensation earned	370	319	274
Share-based board compensation earned	62	42	85
(Gain) Loss on other assets owned	(10)	60	60
Net (accretion) amortization on securities AFS	1,223	1,610	2,339
Net (accretion) amortization on securities HTM	(1,359)	(1,502)	(1,953)
(Gain) Loss on sale and call of securities	—	—	59
(Gain) Loss on equity securities	28	14	468
Provision for credit losses	1,200	735	1,750
Deferred income tax (benefit) expense	764	(330)	313
Net (increase) decrease in loans HFS	(1,241)	(788)	3,772
Net (increase) decrease in accrued interest receivable	(103)	(1,115)	(2,585)
Net (increase) decrease in BOLI	(851)	(754)	(714)
Net increase (decrease) in accrued interest payable	(417)	6,437	253
Net increase (decrease) in accrued income taxes payable	358	(527)	374
Other operating activities, net	806	(1,715)	1,847
Net cash provided by (used in) operating activities	38,284	40,111	45,867
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	—	—	31,762
Maturities, principal repayments, and calls	146,506	151,110	70,531
Purchases	(128,864)	(96,439)	(313,514)
Activity in securities HTM:
Maturities, principal repayments, and calls	10,799	11,949	16,580
Sale of equity securities	—	7,000	7,399
Purchase of equity securities	—	—	(10,000)
Sale of nonmarketable equity securities	—	2,178	—
Purchase of nonmarketable equity securities	—	(792)	(28)
Capital contribution in partnerships	(861)	(1,819)	(892)
Return of capital contribution in partnerships	856	—	—
Net (increase) decrease in loans HFI	(82,799)	(77,042)	(232,733)
Proceeds from sales of foreclosed assets	69	15	641
Proceeds from sales of premises and equipment	11	15	—
Purchases of premises and equipment	(4,878)	(4,916)	(8,444)
Net cash provided by (used in) investing activities	(59,161)	(8,741)	(438,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,218	2,952	(111,412)
Proceeds from other borrowed funds	—	60,000	—
Repayments of other borrowed funds	—	(60,000)	—
Repurchase of common stock	(16,309)	(4,999)	(218)
Cash dividends	(2,483)	(2,289)	(2,011)
Net cash provided by (used in) financing activities	(15,574)	(4,336)	(113,641)
Net change in cash and cash equivalents	(36,451)	27,034	(506,472)
Cash and cash equivalents - beginning of year	305,426	278,392	784,864
Cash and cash equivalents - end of year	$268,975	$305,426	$278,392
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)	Years Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$48,353	$25,693	$7,483
Income taxes	$6,937	$8,999	$7,351
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$38	$146	$—
Transfers of investment securities from AFS to HTM, prior to market value adjustment	$—	$—	$184,238

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Significant Accounting Policies
Nature of Operations
The Company is a bank holding company headquartered in Alexandria, Louisiana. The Company’s wholly owned bank subsidiary, Red River Bank, is a Louisiana state-chartered bank that provides a fully integrated suite of banking products and services tailored to the needs of commercial and retail customers. As of December 31, 2024, Red River Bank operated from a network of 28 banking centers throughout Louisiana and one combined LDPO in New Orleans, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all other entities in which the Company has controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to GAAP and the prevailing practices within the banking industry.
Operating Segments
While the CODM monitors the revenue streams of the various banking products, services, and markets, banking operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the banking operations are considered by management to be aggregated in one reportable operating segment. For additional segment information see “Note 18. Segment Reporting.”
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
Securities
All debt securities of the Company as of December 31, 2024 and 2023, were classified either as AFS or HTM. Securities AFS are held for indefinite periods of time and are carried at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. Realized gains and losses on the sale and call of securities are determined using the specific-identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the term of the securities.
Equity securities include a CRA mutual fund owned by the Company, which is carried at fair value with any periodic changes in value recorded through the statements of income.
Securities AFS
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
Allowance for Credit Losses - Loans
Effective January 1, 2023, the ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be recognized over the lifetime of the loans. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. Loans are charged-off against the allowance when management is relatively certain that principal and interest will be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Subsequent recoveries, if any, are credited to the allowance.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. This reasonable and supportable forecast period is currently one year and incorporates the Company’s and its peer’s historical losses. After the forecast period, the Company reverts to an average historical loss rate over a two-year period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in economic conditions, such as changes in unemployment rates, property values, or other relevant factors. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss factors. The determination of the amount of allowance involves a high degree of judgment and subjectivity.
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

Loan Pool	Risk Characteristics
Residential construction	This category consists of loans to residential developers and to individual clients for construction of single-family homes. Risks inherent in this portfolio pool include fluctuations in the value of real estate, project completion risk, and change in market trends.
Commercial construction	This category consists of loans to small and medium-sized businesses to construct owner occupied facilities and developers of CRE investment properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, project completion risk, change in market trends, and the ability to sell the property upon completion.
Farmland	This category consists of loans secured by real estate that is used or usable for agricultural purposes, including land used for crops, livestock production, grazing/pastureland, and timberland. Risks inherent in this portfolio pool include adverse changes in climate, fluctuations in feed and livestock prices, and changes in property values.
Home equity loans and lines	This category consists of home equity loans and lines of credit. Risks inherent in this portfolio pool include local unemployment rates, local residential real estate market conditions, and the interest rate environment.
Secured closed-liens	This category consists of loans secured by primary and secondary liens on residential real estate. Risks inherent in this portfolio pool include local unemployment rates, local residential real estate market conditions, and the interest rate environment. Generally, these loans are for longer terms than home equity loans and lines of credit.
Multifamily
This category consists of loans secured by apartment or residential buildings with five or more units used to accommodate households on a temporary or permanent basis. Risks inherent in this portfolio pool include local unemployment rates, changes in the local economy, and factors that would impact property values.

Owner occupied CRE	This category consists of loans to established operating companies and secured by owner occupied offices and industrial real estate properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management.
Non-owner occupied CRE	This category consists of loans to developers and other persons or entities and secured by non-owner occupied CRE properties. Risks inherent in this portfolio pool include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management.
Commercial and industrial	This category consists of secured and unsecured loans to purchase capital equipment, agriculture operating loans, and other business loans for working capital and operating purposes. Secured loans are primarily secured by accounts receivable, inventory, and other business assets. The performance of commercial and industrial loans may be adversely affected by, among other factors, conditions specific to the relevant industry, fluctuations in the value of the collateral, and individual performance factors related to the borrower such as the quality of the borrower’s management.
Consumer	This category consists of loans to individuals for household, family, and other personal use. Risks inherent in this portfolio pool include the borrower’s financial condition, local unemployment rates, local economic conditions, and the interest rate environment.
Tax-exempt	This category consists of loans to political subdivisions primarily of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of the Company’s other loans and are typically paid for by ad valorem taxes or specific revenue sources.
Other loans	This category consists of loans not included in any other category. Risks inherent in this portfolio pool include local unemployment rates, local economic conditions, and the interest rate environment.

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
Reserve for Unfunded Commitments
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount.
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
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are HFS and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had $38,000 and $69,000 of foreclosed assets, respectively.
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

Intangible Assets
Intangible assets consist of goodwill. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather evaluated for impairment annually. The Company performed its annual impairment test of goodwill for 2024 and 2023 as required by ASC 350, Intangibles - Goodwill and Other. The evaluation indicated no impairment of the Company’s goodwill.
Treasury Stock
On January 1, 2015, the LBCA became effective. Under provisions of the LBCA, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Accordingly, the Company’s consolidated balance sheets reflect the cost of shares purchased by the Company, and any applicable excise taxes, within common stock.
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
Income Tax
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. Deferred tax assets and liabilities have been measured as of December 31, 2024 and 2023, using the 21.0% corporate tax rate. For more information, see “Note 8. Income Tax Expense.”
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
Accounting Standards Adopted in 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Although the Company has a single reportable segment, all the disclosures required by this update are required. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update should be applied retrospectively to all previous periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate theses disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
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
ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. The guidance issued in this update amends the codification to remove references to various FASB Concept Statements. The codification will be updated to clarify or correct unintended application of guidance that is not expected to have any significant effect on current accounting practice or cost to most entities. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance issued in this update was designed to improve financial reporting by requiring entities to disclose additional information about specific expense categories in the notes to financial statements. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company’s financial condition or results of operations.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $684.9 million as of December 31, 2024.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2024, the estimated fair value of securities AFS was $550.1 million. The net unrealized loss on securities AFS increased $1.0 million for the year ended December 31, 2024, resulting in a net unrealized loss of $63.2 million as of December 31, 2024.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2024, the amortized cost of securities HTM was $131.8 million.
Investment activity for the year ended December 31, 2024, included $157.3 million in maturities, principal repayments, and calls, partially offset by $128.9 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$288,793	$395	$(31,228)	$257,960
Municipal bonds	211,848	13	(27,732)	184,129
U.S. Treasury securities	92,054	—	(1,912)	90,142
U.S. agency securities	39,563	5	(1,707)	37,861
Total Securities AFS	$632,258	$413	$(62,579)	$570,092

Securities HTM:
Mortgage-backed securities	$140,314	$—	$(22,098)	$118,216
U.S. agency securities	922	—	(109)	813
Total Securities HTM	$141,236	$—	$(22,207)	$119,029

The amortized cost and estimated fair value of securities AFS and securities HTM as of December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$17,974	$17,845
After one year but within five years	25,071	24,278
After five years but within ten years	126,667	118,100
After ten years	443,681	389,925
Total Securities AFS	$613,393	$550,148

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	932	824
After ten years	130,864	108,166
Total Securities HTM	$131,796	$108,990
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and evaluation of the considerations applied to the securities AFS, there was no ACL for securities AFS as of December 31, 2024 and 2023. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of December 31, 2024 and 2023.
Accrued interest receivable totaled $3.0 million as of December 31, 2024 and 2023, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	December 31, 2024
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(642)	$66,986	$(26,920)	$179,644
Municipal bonds	(136)	2,863	(34,415)	165,980
U.S. Treasury securities	—	—	(63)	10,932
U.S. agency securities	(82)	27,329	(1,544)	19,801
Total Securities AFS	$(860)	$97,178	$(62,942)	$376,357

	December 31, 2023
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(35)	$19,383	$(31,193)	$206,518
Municipal bonds	(83)	4,815	(27,649)	176,098
U.S. Treasury securities	—	—	(1,912)	90,142
U.S. agency securities	(82)	19,301	(1,625)	14,475
Total Securities AFS	$(200)	$43,499	$(62,379)	$487,233
As of December 31, 2024, the Company held 485 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of December 31, 2024, was 10.40% of the amortized cost basis of securities AFS.
The proceeds from sales of debt securities and their gross gain (loss) for the years ended December 31, 2024, 2023, and 2022, are shown below:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Proceeds (1)	$—	$—	$41,234
Gross gain	—	—	64
Gross loss	—	—	(123)
(1)The proceeds include the gross gain and loss.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024. As of December 31, 2023, equity securities had a fair value of $3.0 million with a recognized loss of $14,000 for the year ended December 31, 2023.
Pledged Securities
Securities with carrying values of approximately $226.5 million and $230.9 million were used as collateral as of December 31, 2024 and 2023, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

	December 31,
(in thousands)	2024	2023
Real estate:
Commercial real estate	$884,641	$851,582
One-to-four family residential	614,551	599,487
Construction and development	155,229	125,238
Commercial and industrial	327,086	315,327
Tax-exempt	64,930	72,913
Consumer	28,576	28,311
Total loans HFI	$2,075,013	$1,992,858
Total loans HFS	$2,547	$1,306
Deferred loan origination fees, net of certain direct costs, were $1.7 million and $1.4 million as of December 31, 2024 and 2023, respectively.
Accrued interest receivable on loans HFI totaled $6.9 million and $6.8 million as of December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Concentrations of Credit Risk
The majority of the lending activity occurs within the Bank’s Louisiana markets. The Bank maintains a diversified loan portfolio with a focus on CRE, one-to-four family residential real estate, and commercial and industrial loans. Substantially all of the Bank’s real estate loans are secured by properties located within Louisiana.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the year ended December 31, 2024:

(in thousands)	Beginning Balance	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$9,118	$(71)	$—	$—	$9,047
One-to-four family residential	7,484	(1,041)	(1)	10	6,452
Construction and development	1,309	344	—	—	1,653
Commercial and industrial	2,553	1,887	(380)	63	4,123
Tax-exempt	575	(472)	—	—	103
Consumer	297	353	(422)	125	353
Total allowance for credit losses	$21,336	$1,000	$(803)	$198	$21,731
(1)The $1.2 million provision for credit losses on the consolidated statements of income for the year ended December 31, 2024, includes $1.0 million for loans and $200,000 for unfunded loan commitments.

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
The following table summarizes the activity in the ALL by category for the year ended December 31, 2022:

(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$6,749	$970	$—	$1	$7,720
One-to-four family residential	5,375	296	—	11	5,682
Construction and development	1,326	328	(18)	18	1,654
Commercial and industrial	4,465	(162)	(39)	86	4,350
Tax-exempt	749	2	—	—	751
Consumer	512	316	(490)	133	471
Total allowance for loan losses	$19,176	$1,750	$(547)	$249	$20,628

The balance in the ACL and the related recorded investment in loans by category as of December 31, 2024, are as follows:

(in thousands)	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses:
Real estate:
Commercial real estate	$32	$9,015	$9,047
One-to-four family residential	144	6,308	6,452
Construction and development	549	1,104	1,653
Commercial and industrial	116	4,007	4,123
Tax-exempt	—	103	103
Consumer	78	275	353
Total allowance for credit losses	$919	$20,812	$21,731

Loans:
Real estate:
Commercial real estate	$4,173	$880,468	$884,641
One-to-four family residential	2,822	611,729	614,551
Construction and development	1,158	154,071	155,229
Commercial and industrial	661	326,425	327,086
Tax-exempt	—	64,930	64,930
Consumer	91	28,485	28,576
Total loans HFI	$8,905	$2,066,108	$2,075,013
The balance in the ACL and the related recorded investment in loans by category as of December 31, 2023, are as follows:

(in thousands)	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses:
Real estate:
Commercial real estate	$342	$8,776	$9,118
One-to-four family residential	57	7,427	7,484
Construction and development	—	1,309	1,309
Commercial and industrial	226	2,327	2,553
Tax-exempt	—	575	575
Consumer	104	193	297
Total allowance for credit losses	$729	$20,607	$21,336

Loans:
Real estate:
Commercial real estate	$1,379	$850,203	$851,582
One-to-four family residential	751	598,736	599,487
Construction and development	—	125,238	125,238
Commercial and industrial	972	314,355	315,327
Tax-exempt	—	72,913	72,913
Consumer	140	28,171	28,311
Total loans HFI	$3,242	$1,989,616	$1,992,858

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$458	$276	$734
One-to-four family residential	397	289	686
Construction and development	—	920	920
Commercial and industrial	412	142	554
Tax-exempt	—	—	—
Consumer	—	74	74
Total loans HFI	$1,267	$1,701	$2,968
The following table presents nonaccrual loans as of December 31, 2023:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$714	$714
One-to-four family residential	—	269	269
Construction and development	—	—	—
Commercial and industrial	709	135	844
Tax-exempt	—	—	—
Consumer	—	132	132
Total loans HFI	$709	$1,250	$1,959
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the years ended December 31, 2024, 2023, or 2022.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of December 31, 2024:

	Past Due
(in thousands)	30-59 Days	60-89 Days Past Due	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$—	$—	$704	$883,937	$884,641	$—
One-to-four family residential	1,762	2,705	899	609,185	614,551	264
Construction and development	32	—	918	154,279	155,229	—
Commercial and industrial	4	2	453	326,627	327,086	—
Tax-exempt	—	—	—	64,930	64,930	—
Consumer	44	15	2	28,515	28,576	2
Total loans HFI	$1,842	$2,722	$2,976	$2,067,473	$2,075,013	$266

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
Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the years ended December 31, 2024 and 2023, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

Troubled Debt Restructurings
For reporting periods prior to January 1, 2023, when ASC 326 was adopted, the restructuring of a loan was considered a TDR if the borrower was experiencing financial difficulties and the Bank had granted a concession.

A summary of loans modified as TDRs that occurred during the year ended December 31, 2022, is as follows:

	December 31, 2022
		Recorded Investment
(dollars in thousands)	Loan Count	Pre Modification	Post Modification
Real estate:
Commercial real estate	1	$50	$50
One-to-four family residential	5	696	699
Construction and development	—	—	—
Commercial and industrial	—	—	—
Tax-exempt	—	—	—
Consumer	1	104	104
Total	7	$850	$853
The TDRs described above increased the ALL by $101,000 during the year ended December 31, 2022. Additionally, there were no charge-offs of TDRs in 2022, and there were no TDRs that subsequently defaulted in 2022.
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

As of December 31, 2024, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of December 31, 2024, and gross charge-offs for the year ended December 31, 2024:

	Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$141,677	$107,788	$242,693	$208,595	$68,371	$85,212	$22,731	$877,067
Special Mention	2,883	221	1,475	—	—	658	—	5,237
Substandard	725	—	194	684	—	734	—	2,337
Total	$145,285	$108,009	$244,362	$209,279	$68,371	$86,604	$22,731	$884,641

One-to-four family residential
Pass	$92,621	$104,575	$117,750	$111,730	$78,869	$86,432	$19,294	$611,271
Special Mention	125	—	—	798	—	255	—	1,178
Substandard	—	63	369	42	33	785	810	2,102
Total	$92,746	$104,638	$118,119	$112,570	$78,902	$87,472	$20,104	$614,551

Construction and development
Pass	$79,431	$51,997	$15,031	$3,629	$672	$1,514	$1,799	$154,073
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	918	—	—	—	238	—	1,156
Total	$79,431	$52,915	$15,031	$3,629	$672	$1,752	$1,799	$155,229

Commercial and industrial
Pass	$85,573	$43,242	$32,024	$38,991	$7,619	$1,356	$115,704	$324,509
Special Mention	646	—	1,191	—	—	—	78	1,915
Substandard	26	2	58	11	2	78	485	662
Total	$86,245	$43,244	$33,273	$39,002	$7,621	$1,434	$116,267	$327,086

Tax-exempt
Pass	$2,510	$1,893	$14,976	$6,626	$10,811	$28,114	$—	$64,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,510	$1,893	$14,976	$6,626	$10,811	$28,114	$—	$64,930

Consumer
Pass	$15,638	$7,316	$3,009	$869	$335	$183	$1,135	$28,485
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	74	7	91
Total	$15,638	$7,326	$3,009	$869	$335	$257	$1,142	$28,576

Total loans HFI	$421,855	$318,025	$428,770	$371,975	$166,712	$205,633	$162,043	$2,075,013

Gross charge-offs	$13	$27	$37	$1	$—	$312	$413	$803

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. Unfunded loan commitments totaled approximately $509.6 million and $372.0 million as of December 31, 2024 and 2023, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Commitments under standby letters of credit totaled approximately $11.9 million and $15.4 million as of December 31, 2024 and 2023, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Effective January 1, 2023, the Company adopted the provision of ASC 326 using the modified retrospective method and established a reserve for unfunded commitments. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of December 31, 2024 and December 31, 2023, the reserve on unfunded commitments was $642,000 and $442,000, respectively.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and for the Years Ended December 31,
(in thousands)	2024	2023
Reserve for unfunded commitments at beginning of period	$442	$—
Provision for credit losses(1,2)	200	—
Impact of ASC 326 adoption	—	442
Reserve for unfunded commitments at end of period	$642	$442
(1)The $1.2 million provision for credit losses on the consolidated statements of income for the year ended December 31, 2024, includes $1.0 million for loans and $200,000 for unfunded loan commitments.
(2)The $735,000 provision for credit losses on the consolidated statements of income for the year ended December 31, 2023, is all for loans.
4.    Premises and Equipment, Net
Components of premises and equipment were as follows:

	December 31,
(in thousands)	2024	2023
Land	$20,508	$20,354
Buildings	44,104	41,763
Leasehold improvements	2,877	2,815
Furniture and equipment	15,356	14,765
Vehicles	395	380
Computer equipment	3,642	3,623
Projects in process	2,347	927
Total premises and equipment	89,229	84,627
Less: Accumulated depreciation	(29,788)	(27,539)
Premises and equipment, net	$59,441	$57,088
Depreciation expense amounted to approximately $2.5 million, $2.2 million, and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

5.    Deposits
Deposits were $2.81 billion as of December 31, 2024, which remained consistent with $2.80 billion as of December 31, 2023. In 2024, customer deposit balances were consistent with normal activity. Deposits are summarized below:

	December 31,
(in thousands)	2024	2023
Noninterest-bearing demand deposits	$866,496	$916,456
Interest-bearing deposits:
Interest-bearing demand deposits	154,720	138,380
NOW accounts	467,118	468,483
Money market accounts	556,769	541,607
Savings accounts	169,894	173,741
Time deposits less than or equal to $250,000	403,096	392,094
Time deposits greater than $250,000	187,013	171,127
Total interest-bearing deposits	1,938,610	1,885,432
Total deposits	$2,805,106	$2,801,888
As of December 31, 2024, the scheduled maturities of all outstanding time deposits were as follows:

Years ending December 31,	Amount
(in thousands)
2025	$541,927
2026	27,430
2027	9,985
2028	4,493
2029	4,464
Thereafter	1,810
$590,109
Collateral for Deposits
As of December 31, 2024 and 2023, securities and FHLB of Dallas letters of credit with values of approximately $287.5 million and $287.4 million, respectively, were pledged as collateral to secure public entity deposits.
6.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB of Dallas, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of December 31, 2024, total borrowing capacity from these sources was $1.18 billion. As of December 31, 2024 and 2023, the Company had no outstanding borrowings under these agreements, and there were no borrowings during these periods.
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
As of December 31, 2024, the Company maintained six operating leases on land and buildings for banking center facilities under long-term leases. These operating leases contain renewal options for periods ranging from one to five years that expire at various dates through October 31, 2033, with no residual value guarantees. Future obligations relating to the exercise of renewal options are included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

The Company elects to recognize the lease payments on leases with terms of one year or less in its consolidated statements of income on a straight-line basis over the lease term.
For the years ended December 31, 2024, 2023, and 2022, operating lease expenses were $581,000, $643,000, and $628,000, respectively. Operating lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.
Cash paid for amounts included in the measurement of lease liabilities for operating leases totaled $571,000, $625,000, and $606,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
The table below summarizes other information related to the Company’s operating leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted average remaining operating lease term	5.51 years	6.70 years
Weighted average operating lease discount rate	3.3%	3.3%
Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2024, were as follows:

Years Ending December 31,	Amount
(in thousands)
2025	$596
2026	540
2027	483
2028	485
2029	488
Thereafter	625
Total lease payments	3,217
Less: Imputed interest	(353)
Present value of lease liabilities	$2,864
8.    Income Tax Expense
The components of income tax expense for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current tax expense	$7,382	$8,395	$7,752
Deferred tax expense (benefit)	764	(330)	313
Income tax expense	$8,146	$8,065	$8,065
The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2024, 2023, and 2022 are as follows:

	December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income before income tax expense	$42,381	100.0%	$42,944	100.0%	$44,981	100.0%

U.S. federal income tax expense	8,900	21.0%	9,018	21.0%	9,446	21.0%
Nontaxable income	(897)	(2.1%)	(1,073)	(2.5%)	(1,338)	(3.0%)
Nondeductible expenses	81	0.2%	67	0.2%	50	0.1%
Other	62	0.1%	53	0.1%	(93)	(0.2%)
Income tax expense	$8,146	19.2%	$8,065	18.8%	$8,065	17.9%

The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets (liabilities) are subject to a valuation allowance unless their realization is more likely than not. The deferred tax assets (liabilities) were comprised of the following as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Depreciation	$(3,377)	$(2,542)
FHLB of Dallas stock dividends	(39)	(20)
Equity security valuation	(6)	—
Other	(338)	—
Gross deferred tax liability	(3,760)	(2,562)
Allowance for credit losses	4,683	4,541
Allowance for operational losses	55	54
Health insurance self fund	340	221
Deferred compensation	831	708
Unrealized loss on securities	16,015	16,081
Equity security valuation	—	35
Advance payments from vendors	302	197
Accrued bonus	512	502
Other	—	72
Gross deferred tax asset	22,738	22,411
Net deferred tax asset (liability)	$18,978	$19,849
9.    Employee Benefits
The Company adopted a contributory retirement plan for employees of the Bank effective March 1, 1999, and amended effective January 1, 2022. Beginning April 1, 2022, employees had the opportunity to invest a portion of their plan funds in the Company’s common stock through a unitized fund. Effective January 1, 2025, the Company’s common stock unitized fund was no longer an investment alternative in the plan. The contributory retirement plan covers all employees who meet the length of service and the number of hours worked requirements and elect to participate. Discretionary employer contributions during the years ended December 31, 2024, 2023, and 2022, totaled approximately $816,000, $780,000, and $742,000, respectively.
The Bank has purchased life insurance policies on certain key employees. The Bank is the beneficiary of the BOLI policies, which have cash surrender value and death benefit components. The Bank uses a portion of the income generated from the BOLI policies to fund the expenses for nonqualified, noncontributory supplemental executive retirement agreements with certain employees. The supplemental executive retirement agreements provide post-retirement benefit payments to those employees. The liability related to these agreements was $4.1 million and $3.4 million as of December 31, 2024 and 2023, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
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

2018 Plan Number of Shares
Awards available for issuance- December 31, 2022	173,550
Awards granted	(9,300)
Awards forfeited	1,850
Awards available for issuance - December 31, 2023	166,100
Awards granted	(12,450)
Awards forfeited	575
Awards available for issuance - December 31, 2024	154,225
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
During 2024, the Compensation Committee granted 12,450 restricted stock awards with a weighted average fair value of $49.02, and 575 restricted stock awards with a weighted average fair value of $49.22 were forfeited. For the year ended December 31, 2024, the compensation expense for the vested restricted stock was $370,000. As of December 31, 2024, there was approximately $1.1 million of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.3 years.
During 2023, the Compensation Committee granted 9,300 restricted stock awards with a weighted average fair value of $48.11, and 1,940 restricted stock awards with a weighted average fair value of $49.51 were forfeited. For the year ended December 31, 2023, the compensation expense for the vested restricted stock was $319,000. As of December 31, 2023, there was approximately $880,000 of total unrecognized compensation cost related to restricted stock awards. That cost was expected to be recognized over a weighted average period of 4.3 years.
For the year ended December 31, 2022, the compensation expense for the vested restricted stock was $274,000.
The Company funds the restricted stock from authorized, but unissued, shares.
The status of the Company’s nonvested restricted stock is presented below:

	Nonvested Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2021	18,135	$45.61
Granted	7,550	$53.40
Vested	(5,830)	$43.03
Nonvested - December 31, 2022	19,855	$49.33
Granted	9,300	$48.11
Vested	(5,870)	$47.18
Forfeited	(1,940)	$49.51
Nonvested - December 31, 2023	21,345	$49.40
Granted	12,450	$49.02
Vested	(6,460)	$48.90
Forfeited	(575)	$49.22
Nonvested - December 31, 2024	26,760	$49.35

Director Compensation Program
The Company has a Director Compensation Program. This program allows directors the option of receiving their board attendance fees in Company stock in lieu of cash. Under the program, director fees are earned and expensed in the year board services are rendered, and the related stock is issued the following year.
The Director Compensation Program stock earned and the issuance of shares as board compensation for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Share-based board compensation earned	$62	$42	$85

Issuance of shares of common stock as board compensation:
Number of shares issued	811	1,660	675
Equity impact of shares issued	$41	$85	$35
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
Investment Commitments
In 2014, the Company committed to an investment into an SBIC limited partnership. As of December 31, 2024, there was a $226,000 outstanding commitment to this partnership.
In 2020, the Company committed to an additional investment into an SBIC limited partnership. As of December 31, 2024, there was a $1.9 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into a bank technology limited partnership. As of December 31, 2024, there was a $402,000 outstanding commitment to this partnership.
Construction Commitment
The Company has one committed construction agreement to renovate a banking center, and there was approximately $12,000 remaining on this commitment as of December 31, 2024.
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
An analysis of loan activity to these related parties is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Loan balance - beginning of period	$30,058	$32,648
New loans	7,044	3,773
Changes in relationships, net	(1,029)	690
Repayments	(7,516)	(7,053)
Loan balance - end of period	$28,557	$30,058

As of December 31, 2024 and 2023, deposits from directors, executive officers, their immediate family members, and their affiliates totaled approximately $75.7 million and $74.6 million, respectively.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Loans HFS	$2,547	$—	$2,547	$—
Securities AFS:
Mortgage-backed securities	$307,100	$—	$307,100	$—
Municipal bonds	$168,843	$—	$168,843	$—
U.S. Treasury securities	$10,932	$—	$10,932	$—
U.S. agency securities	$63,273	$—	$63,273	$—
Equity securities	$2,937	$2,937	$—	$—

December 31, 2023
Loans HFS	$1,306	$—	$1,306	$—
Securities AFS:
Mortgage-backed securities	$257,960	$—	$257,960	$—
Municipal bonds	$184,129	$—	$184,129	$—
U.S. Treasury securities	$90,142	$—	$90,142	$—
U.S. agency securities	$37,861	$—	$37,861	$—
Equity securities	$2,965	$2,965	$—	$—
There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2024 or 2023.
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
The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

	December 31,
(in thousands)	2024	2023
Carrying value of collateral dependent loans before allowance	$1,672	$633
Specific allowance	(658)	(100)
Fair value of collateral dependent loans	$1,014	$533
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.
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

The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

	December 31,
(in thousands)	2024	2023
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$38	$69
Charge-offs	—	—
Fair value of foreclosed assets	$38	$69
There were no foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value as of December 31, 2024 and 2023.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
December 31, 2024
Collateral dependent loans	$7,841	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	8.90%
Foreclosed assets	$38	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2023
Collateral dependent loans	$1,754	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	24.05%
Foreclosed assets	$69	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of December 31, 2024 and 2023, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and due from banks	$30,558	$30,558	$30,558	$—	$—
Interest-bearing deposits in other banks	$238,417	$238,417	$238,417	$—	$—
Securities AFS	$550,148	$550,148	$—	$550,148	$—
Securities HTM	$131,796	$108,990	$—	$108,990	$—
Equity securities	$2,937	$2,937	$2,937	$—	$—
Nonmarketable equity securities	$2,328	$2,328	$—	$2,328	$—
Loans HFS	$2,547	$2,547	$—	$2,547	$—
Loans HFI, net of allowance	$2,053,282	$1,923,754	$—	$—	$1,923,754
Accrued interest receivable	$10,048	$10,048	$—	$—	$10,048
Financial liabilities:
Deposits	$2,805,106	$2,801,310	$—	$2,801,310	$—
Accrued interest payable	$7,583	$7,583	$—	$7,583	$—

December 31, 2023
Financial assets:
Cash and due from banks	$53,062	$53,062	$53,062	$—	$—
Interest-bearing deposits in other banks	$252,364	$252,364	$252,364	$—	$—
Securities AFS	$570,092	$570,092	$—	$570,092	$—
Securities HTM	$141,236	$119,029	$—	$119,029	$—
Equity securities	$2,965	$2,965	$2,965	$—	$—
Nonmarketable equity securities	$2,239	$2,239	$—	$2,239	$—
Loans HFS	$1,306	$1,306	$—	$1,306	$—
Loans HFI, net of allowance	$1,971,522	$1,820,573	$—	$—	$1,820,573
Accrued interest receivable	$9,945	$9,945	$—	$—	$9,945
Financial liabilities:
Deposits	$2,801,888	$2,796,303	$—	$2,796,303	$—
Accrued interest payable	$8,000	$8,000	$—	$8,000	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of December 31, 2024, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of December 31, 2024, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Bank holding companies that qualify as “small bank holding companies” under the Policy Statement are exempt from the Federal Reserve’s consolidated capital adequacy ratios at the holding company level and instead are evaluated at the bank level. In May 2018, the Economic Growth Act was enacted. One of the Economic Growth Act’s highlights, with implications for the Company, was the asset threshold under the Policy Statement being increased from $1.0 billion to $3.0 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis. Effective January 1, 2023, the Company no longer receives any benefits under the Policy Statement and became subject to consolidated capital requirements. As of the June 30, 2024 measurement date, the Company had more than $3.0 billion in assets and remains subject to consolidated capital requirements.
Capital amounts and ratios for the Company as of December 31, 2024 and 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Risk-Based Capital	$400,813	18.13%	$232,161	10.50%
Tier I Risk-Based Capital	$378,440	17.12%	$187,940	8.50%
Common Equity Tier I Capital	$378,440	17.12%	$154,774	7.00%
Tier I Leverage Capital	$378,440	11.86%	$127,615	4.00%

December 31, 2023
Total Risk-Based Capital	$384,577	18.28%	$220,905	10.50%
Tier I Risk-Based Capital	$362,799	17.24%	$178,828	8.50%
Common Equity Tier I Capital	$362,799	17.24%	$147,270	7.00%
Tier I Leverage Capital	$362,799	11.56%	$125,575	4.00%
Capital amounts and ratios for the Bank as of December 31, 2024 and 2023, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Risk-Based Capital	$393,743	17.81%	$232,092	10.50%	$221,040	10.00%
Tier I Risk-Based Capital	$371,370	16.80%	$187,884	8.50%	$176,832	8.00%
Common Equity Tier I Capital	$371,370	16.80%	$154,728	7.00%	$143,676	6.50%
Tier I Leverage Capital	$371,370	11.64%	$127,582	4.00%	$159,477	5.00%

December 31, 2023
Total Risk-Based Capital	$378,582	18.00%	$220,850	10.50%	$210,333	10.00%
Tier I Risk-Based Capital	$356,804	16.96%	$178,783	8.50%	$168,266	8.00%
Common Equity Tier I Capital	$356,804	16.96%	$147,233	7.00%	$136,716	6.50%
Tier I Leverage Capital	$356,804	11.37%	$125,538	4.00%	$156,923	5.00%
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

As of December 31, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
16.    Equity Events
Cash Dividends
As a Louisiana corporation, the Company is subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either: (1) the corporation would not be able to pay its debts as they come due in the usual course of business; or (2) the corporation’s total assets would be less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. The Company’s status as a bank holding company also affects its ability to pay dividends in two additional ways. First, since the Company is a holding company with no material business activities of its own, its ability to pay dividends could become dependent upon the ability of the Bank to transfer funds to it in the form of dividends, loans, and advances. The Bank’s ability to pay dividends and make other distributions and payments to the Company is itself subject to various legal, regulatory, and other restrictions, and the present and future dividend policy of the Bank is subject to the discretion of its board of directors. Second, as a bank holding company, the Company’s payment of dividends must comply with the laws, regulations, and policies of the Federal Reserve. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios.
The ability of the Bank to pay dividends on its common stock is restricted by Louisiana Banking Law, the FDIA, and FDIC regulations. In general, the board of directors of a Louisiana state bank may, quarterly, semiannually, or annually, declare or pay dividends on its outstanding capital stock, provided that the bank has surplus at least equal to 50.0% of its capital stock and such surplus will not be reduced below 50.0% following payment of the dividend. Prior approval of the OFI is required for a Louisiana state bank to pay any dividend that would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding year. In general terms, the FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
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
Taking into consideration the Company’s performance and capital levels, cash dividends were paid in 2024, 2023, and 2022.
Stock Repurchases
On December 14, 2023, the Company’s board of directors approved the renewal of the 2023 stock repurchase program that was completed in the fourth quarter of 2023 after reaching its purchase limit. The 2024 stock repurchase program authorized the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2024 through December 31, 2024. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions, and in privately negotiated transactions.
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
On November 5, 2024, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 50,000 shares of the Company’s common stock for a total purchase price of approximately $2.5 million. This repurchase was supplemental to the Company’s 2024 stock repurchase program and did not impact the amount of permitted repurchases thereunder.

For the year ended December 31, 2024, the Company repurchased 17,085 shares of its common stock on the open market at an aggregate cost of $809,000 under the stock repurchase program.
The 2024 stock repurchase program expired on December 31, 2024, with $1.1 million of remaining availability.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. In the fourth quarter of 2024, $213,000 of stock repurchase excise tax was recorded. This tax relates to the Company’s 2023 and 2024 stock repurchases, which regulations require to be recorded as a reduction to stockholders’ equity.
On December 19, 2024, the Company’s board of directors approved the renewal of the 2024 stock repurchase program that expired on December 31, 2024. The renewed program authorizes the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2025 through December 31, 2025. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of December 31, 2024, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $13.0 million, of which $10.3 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	Years Ended December 31,
(in thousands, except share amounts)	2024	2023	2022
Numerator:
Net income - basic	$34,235	$34,879	$36,916
Net income - diluted	$34,235	$34,879	$36,916

Denominator:
Weighted average shares outstanding - basic	6,898,286	7,164,314	7,180,975
Plus: Effect of Director Compensation Program	1,139	741	1,655
Plus: Effect of restricted stock	18,635	16,673	14,823
Weighted average shares outstanding - diluted	6,918,060	7,181,728	7,197,453

Earnings per common share:
Basic	$4.96	$4.87	$5.14
Diluted	$4.95	$4.86	$5.13

18.    Segment Reporting
The Company is engaged primarily in providing a fully integrated suite of banking products and services consistently across all of its markets. The Company has identified the Executive Management Committee of the Bank as the Company’s CODM. The Executive Management Committee of the Bank is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Operating Officer, Chief Credit Policy Officer, General Counsel, and several division heads that report directly to the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources based on net income as reported in the accompanying consolidated statements of income. While the CODM monitors the revenue streams of the various banking products, services, and markets, banking operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. The Company’s banking operations accounting policies are the same as those described in “Note 1. Significant Accounting Policies.” Segment assets are reported in the accompanying consolidated balance sheets in total assets.
The CODM uses net income and assets in deciding whether to reinvest profits into banking products, services, and markets or into other Company priorities like dividends, share repurchases, or acquisitions. Actual net income and assets are compared to budgeted metrics to assist in operating and financial decisions and future activities.
Financial results for the banking operations segment are presented in the table below:

	As of and for the Years Ended December 31,
(in thousands)	2024	2023	2022
Interest and dividend income	$137,230	$118,568	$94,375
Interest expense	47,936	32,130	7,736
Provision for credit losses	1,200	735	1,750
Noninterest income	20,441	21,114	18,747
Depreciation and amortization	3,219	2,746	2,609
Other operating expenses	62,935	61,127	56,046
Income before income tax expense	42,381	42,944	44,981
Income tax expense	8,146	8,065	8,065
Segment net income	$34,235	$34,879	$36,916
Adjustments and reconciling items	—	—	—
Consolidated net income	$34,235	$34,879	$36,916
Total Assets	$3,149,594	$3,128,810	$3,082,686

19.    Quarterly Results of Operations (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for each of the eight consecutive quarters in the fiscal years of 2024 and 2023. This information is derived from unaudited consolidated financial statements that include, in the Company’s opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023.

	2024
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$35,630	$34,901	$33,681	$33,018
Interest expense	11,943	12,444	11,894	11,655
Net interest income	23,687	22,457	21,787	21,363
Provision for credit losses	300	300	300	300
Net interest income after provision for credit losses	23,387	22,157	21,487	21,063
Noninterest income	4,995	5,419	5,098	4,928
Operating expenses	16,840	16,752	16,689	15,873
Income tax expense	2,236	2,070	1,909	1,930
Net income	$9,306	$8,754	$7,987	$8,188
Earnings per share
Basic	$1.37	$1.28	$1.16	$1.16
Diluted	$1.37	$1.27	$1.16	$1.16

	2023
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$32,041	$30,324	$28,471	$27,732
Interest expense	10,747	9,599	6,961	4,823
Net interest income	21,294	20,725	21,510	22,909
Provision for credit losses	250	185	300	—
Net interest income after provision for credit losses	21,044	20,540	21,210	22,909
Noninterest income	5,187	5,581	6,007	4,340
Operating expenses	16,023	16,230	16,132	15,488
Income tax expense	1,916	1,870	2,117	2,163
Net income	$8,292	$8,021	$8,968	$9,598
Earnings per share
Basic	$1.16	$1.12	$1.25	$1.34
Diluted	$1.16	$1.12	$1.25	$1.33

20.    Parent Company Financial Statements

PARENT COMPANY
BALANCE SHEETS

(dollars in thousands, except share amounts)	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$6,653	$5,516
Investment in subsidiary bank	312,669	297,856
Other assets	621	524
Total Assets	$319,943	$303,896
LIABILITIES
Accrued expenses and other liabilities	$204	$45
Total Liabilities	204	45
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,777,238 and 7,091,637 shares, respectively	38,655	55,136
Additional paid-in capital	2,777	2,407
Retained earnings	338,554	306,802
Accumulated other comprehensive income (loss)	(60,247)	(60,494)
Total Stockholders’ Equity	319,739	303,851
Total Liabilities and Stockholders’ Equity	$319,943	$303,896

PARENT COMPANY
STATEMENTS OF INCOME

(in thousands)	Years Ended December 31,
	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Dividend income from subsidiaries	$20,500	$2,500	$—
Total Interest and Dividend Income	20,500	2,500	—
NONINTEREST INCOME
Other income	1	2	1
Total Noninterest Income	1	2	1
OPERATING EXPENSES
Technology expenses	181	105	52
Legal and professional expenses	869	764	837
Advertising	—	—	2
Other operating expenses	2	89	32
Total Operating Expenses	1,052	958	923
Income (Loss) Before Income Tax Expense (Benefit)	19,449	1,544	(922)
Income tax expense (benefit)	(220)	(201)	(194)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	19,669	1,745	(728)
Equity in undistributed earnings of subsidiaries	14,566	33,134	37,644
Net Income	$34,235	$34,879	$36,916

PARENT COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,235	$34,879	$36,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(14,566)	(33,134)	(37,644)
Other operating activities, net	350	424	322
Net cash provided by (used in) operating activities	20,019	2,169	(406)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution in partnerships	(90)	(160)	(175)
Net cash provided by (used in) investing activities	(90)	(160)	(175)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(16,309)	(4,999)	(218)
Cash dividends	(2,483)	(2,289)	(2,011)
Net cash provided by (used in) financing activities	(18,792)	(7,288)	(2,229)
Net change in cash and cash equivalents	1,137	(5,279)	(2,810)
Cash and cash equivalents - beginning of year	5,516	10,795	13,605
Cash and cash equivalents - end of year	$6,653	$5,516	$10,795

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
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by EisnerAmper, an independent registered public accounting firm. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included in “Item 8. Financial Statements and Supplementary Data” of this Report.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
EXECUTIVE OFFICERS
The following table sets forth the executive officers of the Company and the Bank, and the positions they hold, as of the date of this Report.

Name	Age	Position with Red River Bancshares, Inc.	Position with Red River Bank	Years of Banking Experience	Years with Red River Bank
Isabel V. Carriere, C.P.A., C.G.M.A.	58	Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary	Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary	33	26
R. Blake Chatelain	61	President and Chief Executive Officer	President and Chief Executive Officer	43	26
Bryon C. Salazar	52	—	Executive Vice President — Chief Banking Officer	30	26
Tammi R. Salazar	55	—	Executive Vice President — Chief Operating Officer	32	26
A brief description of the background of each of the executive officers of the Company and the Bank is set forth below. Except for (1) the spousal relationship of Bryon C. Salazar, Executive Vice President — Chief Banking Officer and a director of the Bank, and Tammi R. Salazar, Executive Vice President — Chief Operating Officer of the Bank; and (2) the first cousin relationship of Tammi R. Salazar and R. Blake Chatelain, President, Chief Executive Officer, and a director of both the Company and the Bank, no executive officer has any family relationship, as defined in Item 401 of Regulation S-K under the Securities Act, with any other executive officer or director.
Isabel V. Carriere, C.P.A., C.G.M.A. Ms. Carriere serves as Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary of the Company and the Bank and has been with our organization since 1999. Prior to joining the Bank, Ms. Carriere was manager of the Financial Planning Department at Whitney National Bank in New Orleans, Louisiana. From 1991 to 1997, she worked in the Financial Planning and Financial Reporting Department of First Commerce Corporation in New Orleans. Prior to joining First Commerce Corporation, Ms. Carriere was with KPMG Peat Marwick in New Orleans, where she was involved in auditing depository organizations and their holding companies. Ms. Carriere is a C.P.A., a C.G.M.A., and a graduate of the A.B. Freeman School of Business at Tulane University, holding a B.S. in Management.
R. Blake Chatelain. Mr. Chatelain serves as the President, Chief Executive Officer, and as a director of the Company and the Bank and has served in such capacities since he joined our organization in 1998. He is currently a member of our Executive Committee and the Bank’s Asset-Liability Management Committee, Compensation Committee, and Directors’ Loan Committee. Prior to joining the Bank, Mr. Chatelain served as Executive Vice President of Rapides Bank & Trust Company in Alexandria, Louisiana, a subsidiary of First Commerce Corporation in New Orleans, Louisiana, where he managed the commercial lending group from 1991 until its sale to Bank One Corporation in 1998. Prior to joining Rapides Bank & Trust Company, Mr. Chatelain served as Vice President at Hibernia National Bank in Monroe, Louisiana and was responsible for managing the commercial lending group. He is on the board of directors of Financial Institution Service Corporation, where he also serves on the Executive Committee of the board. Mr. Chatelain is also a director and member of the Executive Committee of the Louisiana Association of Business and Industry. He served as a member of the Louisiana State University Board of Supervisors from 2008 through 2020, having previously served as Chairman of the Board as well as chairing several committees. Mr. Chatelain is a graduate of Louisiana State University and holds a B.S. in Finance. His deep institutional knowledge, extensive banking experience, as well as his long-standing business and banking relationships in our markets, qualify him to serve on our board of directors.
Bryon C. Salazar. Mr. Salazar serves as Executive Vice President — Chief Banking Officer and a director of the Bank and chairs the Directors’ Loan Committee. He has been with our organization since 1998. Prior to joining the Bank, Mr. Salazar was a commercial banker with Rapides Bank & Trust Company in Alexandria, Louisiana, as well as three other subsidiary banks of First Commerce Corporation in New Orleans, Louisiana. Mr. Salazar currently serves on the Board of Trustees of Rapides Regional Medical Center, having served in the past as Chair of the Board. He also served on the Board of Directors of the Louisiana Bankers’ Association from 2019 to 2022. Mr. Salazar is a graduate of Louisiana State University and holds a B.S. in Finance (Magna Cum Laude).

Tammi R. Salazar. Ms. Salazar serves as Executive Vice President — Chief Operating Officer of the Bank. She has been with our organization since 1998 and served as Executive Vice President — Private Banking, Mortgage, and Investments before assuming her current position in 2021. Prior to joining the Bank, Ms. Salazar was Vice President for Rapides Bank & Trust Company in Alexandria, Louisiana, a subsidiary of First Commerce Corporation in New Orleans, Louisiana. She has served on the Board of Trustees of The Rapides Foundation, having served as Board Chair, and on the Board of Directors of the Alexandria Country Day School. Ms. Salazar currently serves on the boards of directors of the Children’s Advocacy Network, River Oaks Art Center, and Christus Cabrini Foundation. She is a graduate of Louisiana Tech University and holds a B.S. in Finance.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)The following consolidated financial statements are incorporated by reference from “Item 8. Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 274)
•Report of Independent Registered Public Accounting Firm (PCAOB ID 396)
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
•Notes to the Consolidated Financial Statements
(2)All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto, which is included in Part II, Item 8 of this Report.
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

EXHIBIT NUMBER	DESCRIPTION
4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 27, 2020, file number 001-38888)
4.3
Form of Indenture for Senior Indebtedness (incorporated by reference to Exhibit 4.3 to Red River Bancshares, Inc.’s Registration Statement on Form S-3 filed with the SEC on August 11, 2022, file number 333-266784)

4.4
Form of Indenture for Subordinated Indebtedness (incorporated by reference to Exhibit 4.4 to Red River Bancshares, Inc.’s Registration Statement on Form S-3 filed with the SEC on August 11, 2022, file number 333-266784)

10.1
Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.2
Form of Restricted Stock Award Agreement under the Red River Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q for the second quarter of 2019 filed with the SEC on August 14, 2019, file number 001-38888)+

10.3
Description of Red River Bank Discretionary Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.4
Amended and Restated Employment Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.5
Amended and Restated Supplemental Executive Retirement Benefits Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024, file number 001-38888)+

10.6
Composite Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, G. Bridges Hall, Bryon C. Salazar, Tammi R. Salazar, and Debbie B. Triche (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024, file number 001-38888)+

10.7
Endorsement Method Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.16 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.8
Supplemental Split-Dollar Agreement between Red River Bank and R. Blake Chatelain (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.9
Endorsement Method Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.17 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.10
Supplemental Split-Dollar Agreement between Red River Bank and Bryon C. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.11
Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.18 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.12
First Amendment to the Endorsement Method Split-Dollar Agreement between Red River Bank and Tammi R. Salazar dated October 1, 2004 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023, file number 001-38888)+

10.13
Supplemental Split-Dollar Agreement between Red River Bank and Tammi R. Salazar (incorporated by reference to Exhibit 10.3 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.14
Composite Form of Endorsement Method Split-Dollar Agreement between Red River Bank and each of Isabel V. Carriere, Andrew B. Cutrer, and Debbie B. Triche (incorporated by reference to Exhibit 10.6 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.15
Supplemental Split-Dollar Agreement between Red River Bank and Isabel V. Carriere (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.16
Form of [Supplemental] Split-Dollar Agreement between Red River Bank and each of Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.7 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+#

10.17
Change in Control Agreement between Red River Bancshares, Inc. and Bryon C. Salazar (incorporated by reference to Exhibit 10.19 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.18
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Isabel V. Carriere and Tammi R. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.19
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Andrew B. Cutrer, G. Bridges Hall, IV, David K. Thompson, and Debbie B. Triche (incorporated by reference to Exhibit 10.30 to Red River Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 18, 2022, file number 001-38888)+

10.20
Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Senior Management Employees of Red River Bancshares, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2019, file number 001-38888)+

10.21
Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.22 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 19, 2021, file number 001-38888)+

EXHIBIT NUMBER	DESCRIPTION
10.22
Stock Repurchase Agreement, dated March 13, 2024, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and the John Charles Simpson Jr. Irrevocable Trust UA 25-NOV-03 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2024, file number 001-38888)

10.23
Stock Repurchase Agreement, dated August 8, 2024, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and the John Charles Simpson Jr. Irrevocable Trust UA 25-NOV-03 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2024, file number 001-38888)

10.24
Stock Repurchase Agreement, dated November 5, 2024, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and the John Charles Simpson Jr. Irrevocable Trust UA 25-NOV-03 (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on November 5, 2024, file number 001-38888)

16.1
Letter from Postlethwaite & Netterville, APAC dated December 15, 2023 (incorporated by reference to Exhibit 16.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2023, file number 001-38888)

19.1	Red River Bancshares, Inc. and Subsidiaries Insider Trading Policy*
21.1	Subsidiaries of Red River Bancshares, Inc.*
23.1	Consent of Postlethwaite & Netterville*
23.2	Consent of EisnerAmper LLP*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1
Red River Bancshares, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Red River Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 15, 2024, file number 001-38888)

101	The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, is formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreements have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: March 14, 2025	By:	/s/ R. Blake Chatelain
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

Date: March 14, 2025	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2025	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2025	By:	/s/ Teddy R. Price
Teddy R. Price
Chair of the Board

Date: March 14, 2025	By:	/s/ M. Scott Ashbrook
M. Scott Ashbrook
Director

Date: March 14, 2025	By:	/s/ Michael J. Brown
Michael J. Brown, CFA
Director

Date: March 14, 2025	By:	/s/ Kirk D. Cooper
Kirk D. Cooper
Director

Date: March 14, 2025	By:	/s/ Michael D. Crowell
Michael D. Crowell
Director

Date: March 14, 2025	By:	/s/ Anna Brasher Moreau
Anna Brasher Moreau , DDS, MS
Director

Date: March 14, 2025	By:	/s/ Willie P. Obey
Willie P. Obey
Director

Date: March 14, 2025	By:	/s/ Don L. Thompson
Don L. Thompson
Director

Date: March 14, 2025	By:	/s/ H. Lindsey Torbett
H. Lindsey Torbett
Director