Form 10-Q
period 2025-03-31
RED RIVER BANCSHARES INC
filed 2025-05-09
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, the registrant had 6,788,357 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CODM	Chief operating decision maker
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
Policy Statement	Federal Reserve’s Small Bank Holding Company Policy Statement
Report	Quarterly Report on Form 10-Q
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission

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
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institutions, accounting, tax, trade, monetary, and fiscal matters; and
•the risk factors found in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in “Part II - Item 1A. Risk Factors” of this Report and other reports and documents we file from time to time with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in “Part II - Item 1A. Risk Factors” of this Report and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law. New risks emerge from time to time, and it is not possible for us to predict what risks will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$36,438	$30,558
Interest-bearing deposits in other banks	215,717	238,417
Total Cash and Cash Equivalents	252,155	268,975
Securities available-for-sale, at fair value (amortized cost of $625,524 and $613,393, respectively)	566,874	550,148
Securities held-to-maturity, at amortized cost (fair value of $107,927 and $108,990, respectively)	129,686	131,796
Equity securities, at fair value	2,981	2,937
Nonmarketable equity securities	2,349	2,328
Loans held for sale	2,178	2,547
Loans held for investment	2,114,742	2,075,013
Less: Allowance for credit losses	(21,835)	(21,731)
Loans held for investment, net	2,092,907	2,053,282
Premises and equipment, net	59,034	59,441
Accrued interest receivable	10,553	10,048
Bank-owned life insurance	30,593	30,380
Intangible assets	1,546	1,546
Right-of-use assets	2,611	2,733
Other assets	32,965	33,433
Total Assets	$3,186,432	$3,149,594
LIABILITIES
Noninterest-bearing deposits	$906,540	$866,496
Interest-bearing deposits	1,919,136	1,938,610
Total Deposits	2,825,676	2,805,106
Accrued interest payable	6,463	7,583
Lease liabilities	2,739	2,864
Accrued expenses and other liabilities	18,238	14,302
Total Liabilities	2,853,116	2,829,855
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,777,657 and 6,777,238 shares, respectively	38,710	38,655
Additional paid-in capital	2,871	2,777
Retained earnings	348,093	338,554
Accumulated other comprehensive income (loss)	(56,358)	(60,247)
Total Stockholders’ Equity	333,316	319,739
Total Liabilities and Stockholders’ Equity	$3,186,432	$3,149,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$28,270	$25,893
Interest on securities	4,856	4,064
Interest on deposits in other banks	2,661	3,039
Dividends on stock	21	22
Total Interest and Dividend Income	35,808	33,018
INTEREST EXPENSE
Interest on deposits	11,198	11,655
Total Interest Expense	11,198	11,655
Net Interest Income	24,610	21,363
Provision for credit losses	450	300
Net Interest Income After Provision for Credit Losses	24,160	21,063
NONINTEREST INCOME
Service charges on deposit accounts	1,383	1,368
Debit card income, net	992	1,022
Mortgage loan income	530	456
Brokerage income	1,325	987
Loan and deposit income	459	492
Bank-owned life insurance income	213	202
Gain (Loss) on equity securities	44	(31)
SBIC income	280	352
Other income (loss)	46	80
Total Noninterest Income	5,272	4,928
OPERATING EXPENSES
Personnel expenses	10,023	9,550
Occupancy and equipment expenses	1,794	1,616
Technology expenses	835	709
Advertising	333	337
Other business development expenses	558	475
Data processing expense	288	347
Other taxes	612	737
Loan and deposit expenses	62	(42)
Legal and professional expenses	632	618
Regulatory assessment expenses	391	404
Other operating expenses	1,060	1,122
Total Operating Expenses	16,588	15,873
Income Before Income Tax Expense	12,844	10,118
Income tax expense	2,492	1,930
Net Income	$10,352	$8,188
EARNINGS PER SHARE
Basic	$1.53	$1.16
Diluted	$1.52	$1.16
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$10,352	$8,188
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	4,595	(3,107)
Tax effect	(964)	653
Change in unrealized net loss on securities transferred to held-to-maturity	327	314
Tax effect	(69)	(66)
Total other comprehensive income (loss)	3,889	(2,206)
Comprehensive Income (Loss)	$14,241	$5,982
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	8,188	—	8,188
Stock incentive plan	—	—	78	—	—	78
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock	(200,000)	(10,000)	—	—	—	(10,000)
Cash dividend - $0.09 per share	—	—	—	(638)	—	(638)
Other comprehensive income (loss)	—	—	—	—	(2,206)	(2,206)
Balance as of March 31, 2024	6,892,448	$45,177	$2,485	$314,352	$(62,700)	$299,314

Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739
Net income	—	—	—	10,352	—	10,352
Stock incentive plan	—	—	94	—	—	94
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	994	55	—	—	—	55
Cash dividend - $0.12 per share	—	—	—	(813)	—	(813)
Other comprehensive income (loss)	—	—	—	—	3,889	3,889
Balance as of March 31, 2025	6,777,657	$38,710	$2,871	$348,093	$(56,358)	$333,316
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,352	$8,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	665	600
Amortization	186	131
Share-based compensation earned	94	78
Share-based board compensation earned	17	23
(Gain) Loss on other assets owned	27	—
Net (accretion) amortization on securities AFS	291	329
Net (accretion) amortization on securities HTM	(318)	(306)
(Gain) Loss on equity securities	(44)	31
Provision for credit losses	450	300
Deferred income tax (benefit) expense	(483)	587
Net (increase) decrease in loans HFS	369	(347)
Net (increase) decrease in accrued interest receivable	(505)	(50)
Net (increase) decrease in BOLI	(213)	(202)
Net increase (decrease) in accrued interest payable	(1,120)	959
Net increase (decrease) in accrued income taxes payable	2,994	1,415
Other operating activities, net	1,152	2,683
Net cash provided by (used in) operating activities	13,914	14,419
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	24,336	37,330
Purchases	(36,758)	(16,641)
Activity in securities HTM:
Maturities, principal repayments, and calls	2,428	2,214
Capital contribution in partnerships	(50)	(40)
Net (increase) decrease in loans HFI	(40,216)	(45,286)
Proceeds from sales of foreclosed assets	27	69
Purchases of premises and equipment	(258)	(1,051)
Net cash provided by (used in) investing activities	(50,491)	(23,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	20,570	(55,997)
Repurchase of common stock	—	(10,000)
Cash dividends	(813)	(638)
Net cash provided by (used in) financing activities	19,757	(66,635)
Net change in cash and cash equivalents	(16,820)	(75,621)
Cash and cash equivalents - beginning of period	268,975	305,426
Cash and cash equivalents - end of period	$252,155	$229,805

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$12,318	$10,696
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$125	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Accounting Standards Adopted in 2025
ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The guidance issued in this update was designed to improve GAAP by adding an illustrative example that clarifies when the scope guidance of Topic 718 should be applied, since diversity in practice exists. This ASU does not change existing guidance. The standard is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented or prospectively. On January 1, 2025, the Company adopted ASU No. 2024-01. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $699.5 million as of March 31, 2025.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2025, the estimated fair value of securities AFS was $566.9 million. The net unrealized loss on securities AFS decreased $4.6 million for the three months ended March 31, 2025, resulting in a net unrealized loss of $58.7 million as of March 31, 2025.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2025, the amortized cost of securities HTM was $129.7 million.
Investment activity for the three months ended March 31, 2025, included $36.8 million of securities purchased, partially offset by $26.8 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$351,989	$1,002	$(24,708)	$328,283
Municipal bonds	201,832	—	(33,443)	168,389
U.S. Treasury securities	3,498	—	(14)	3,484
U.S. agency securities	68,205	14	(1,501)	66,718
Total Securities AFS	$625,524	$1,016	$(59,666)	$566,874

Securities HTM:
Mortgage-backed securities	$128,752	$—	$(21,671)	$107,081
U.S. agency securities	934	—	(88)	846
Total Securities HTM	$129,686	$—	$(21,759)	$107,927

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

The amortized cost and estimated fair value of securities AFS and securities HTM as of March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2025
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$11,048	$10,981
After one year but within five years	25,126	24,496
After five years but within ten years	126,954	118,862
After ten years	462,396	412,535
Total Securities AFS	$625,524	$566,874

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	934	846
After ten years	128,752	107,081
Total Securities HTM	$129,686	$107,927
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the evaluation of the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of March 31, 2025 and December 31, 2024. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of March 31, 2025 and December 31, 2024.
Accrued interest receivable totaled $3.0 million as of March 31, 2025 and December 31, 2024, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	March 31, 2025
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(417)	$61,515	$(24,291)	$175,263
Municipal bonds	(85)	1,968	(33,358)	166,421
U.S. Treasury securities	—	—	(14)	3,484
U.S. agency securities	(103)	37,138	(1,398)	21,540
Total Securities AFS	$(605)	$100,621	$(59,061)	$366,708

	December 31, 2024
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(642)	$66,986	$(26,920)	$179,644
Municipal bonds	(136)	2,863	(34,415)	165,980
U.S. Treasury securities	—	—	(63)	10,932
U.S. agency securities	(82)	27,329	(1,544)	19,801
Total Securities AFS	$(860)	$97,178	$(62,942)	$376,357
As of March 31, 2025, the Company held 479 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of March 31, 2025, was 9.54% of the amortized cost basis of securities AFS.
For the three months ended March 31, 2025 and 2024, there were no proceeds from sales of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of March 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $44,000 for the three months ended March 31, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Pledged Securities
Securities with carrying values of approximately $237.0 million and $226.5 million were used as collateral as of March 31, 2025 and December 31, 2024, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	March 31, 2025	December 31, 2024
Real estate:
Commercial real estate	$892,205	$884,641
One-to-four family residential	617,679	614,551
Construction and development	175,575	155,229
Commercial and industrial	339,115	327,086
Tax-exempt	61,722	64,930
Consumer	28,446	28,576
Total loans HFI	$2,114,742	$2,075,013
Total loans HFS	$2,178	$2,547
Accrued interest receivable on loans HFI totaled $7.4 million and $6.9 million as of March 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the three months ended March 31, 2025:

(in thousands)	Beginning Balance December 31, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance March 31, 2025
Real estate:
Commercial real estate	$9,047	$112	$—	$—	$9,159
One-to-four family residential	6,452	22	(22)	3	6,455
Construction and development	1,653	202	(250)	—	1,605
Commercial and industrial	4,123	117	(39)	7	4,208
Tax-exempt	103	(4)	—	—	99
Consumer	353	1	(76)	31	309
Total allowance for credit losses	$21,731	$450	$(387)	$41	$21,835
The following table summarizes the activity in the ACL by category for the three months ended March 31, 2024:

(in thousands)	Beginning Balance December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance March 31, 2024
Real estate:
Commercial real estate	$9,118	$115	$—	$—	$9,233
One-to-four family residential	7,484	49	—	3	7,536
Construction and development	1,309	(117)	—	—	1,192
Commercial and industrial	2,553	258	(51)	15	2,775
Tax-exempt	575	(50)	—	—	525
Consumer	297	45	(80)	41	303
Total allowance for credit losses	$21,336	$300	$(131)	$59	$21,564

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2025:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$486	$276	$762
One-to-four family residential	391	183	574
Construction and development	—	702	702
Commercial and industrial	410	98	508
Tax-exempt	—	—	—
Consumer	—	79	79
Total loans HFI	$1,287	$1,338	$2,625
The following table presents nonaccrual loans as of December 31, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$458	$276	$734
One-to-four family residential	397	289	686
Construction and development	—	920	920
Commercial and industrial	412	142	554
Tax-exempt	—	—	—
Consumer	—	74	74
Total loans HFI	$1,267	$1,701	$2,968
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three months ended March 31, 2025 and 2024.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of March 31, 2025:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$20	$—	$735	$891,450	$892,205	$—
One-to-four family residential	2,240	252	2,961	612,226	617,679	2,434
Construction and development	31	—	699	174,845	175,575	—
Commercial and industrial	82	—	403	338,630	339,115	—
Tax-exempt	—	—	—	61,722	61,722	—
Consumer	30	3	4	28,409	28,446	4
Total loans HFI	$2,403	$255	$4,802	$2,107,282	$2,114,742	$2,438

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

Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the periods ended March 31, 2025 and 2024, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of March 31, 2025, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of March 31, 2025, and gross charge-offs for the three months ended March 31, 2025:

	Year of Origination
(in thousands)	2025	2024	2023	2022	2021	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$31,867	$145,755	$107,665	$237,741	$201,864	$135,289	$24,822	$885,003
Special Mention	—	2,688	216	1,455	—	684	—	5,043
Substandard	—	713	—	—	684	762	—	2,159
Total	$31,867	$149,156	$107,881	$239,196	$202,548	$136,735	$24,822	$892,205

One-to-four family residential
Pass	$22,569	$94,305	$100,019	$110,405	$106,117	$158,334	$20,095	$611,844
Special Mention	—	121	—	2,435	793	254	—	3,603
Substandard	37	183	184	298	—	779	751	2,232
Total	$22,606	$94,609	$100,203	$113,138	$106,910	$159,367	$20,846	$617,679

Construction and development
Pass	$11,388	$89,114	$53,649	$13,441	$3,278	$1,928	$1,851	$174,649
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	699	—	—	227	—	926
Total	$11,388	$89,114	$54,348	$13,441	$3,278	$2,155	$1,851	$175,575

Commercial and industrial
Pass	$24,721	$75,386	$38,333	$28,968	$33,148	$7,631	$128,475	$336,662
Special Mention	—	605	—	1,144	—	—	95	1,844
Substandard	75	25	2	21	9	—	477	609
Total	$24,796	$76,016	$38,335	$30,133	$33,157	$7,631	$129,047	$339,115

Tax-exempt
Pass	$—	$2,504	$2,295	$14,305	$6,170	$36,448	$—	$61,722
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$2,504	$2,295	$14,305	$6,170	$36,448	$—	$61,722

Consumer
Pass	$5,411	$10,757	$5,950	$2,562	$739	$304	$2,638	$28,361
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	9	—	—	70	6	85
Total	$5,411	$10,757	$5,959	$2,562	$739	$374	$2,644	$28,446

Total loans HFI	$96,068	$422,156	$309,021	$412,775	$352,802	$342,710	$179,210	$2,114,742

Gross charge-offs	$—	$5	$251	$48	$5	$—	$78	$387

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2025 and December 31, 2024, unfunded loan commitments totaled approximately $503.1 million and $509.6 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2025 and December 31, 2024, commitments under standby letters of credit totaled approximately $14.6 million and $11.9 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company estimates expected credit losses for unfunded commitments over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of March 31, 2025 and December 31, 2024, the reserve on unfunded commitments was $642,000.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and For the Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Reserve for unfunded commitments at beginning of period	$642	$442
Provision for credit losses	—	—
Reserve for unfunded commitments at end of period	$642	$442
4.    Deposits
Deposits were $2.83 billion and $2.81 billion as of March 31, 2025 and December 31, 2024, respectively. The $20.6 million increase was primarily a result of higher balances in consumer and commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers. Deposits are summarized below:

(in thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing demand deposits	$906,540	$866,496
Interest-bearing deposits:
Interest-bearing demand deposits	147,343	154,720
NOW accounts	432,054	467,118
Money market accounts	569,613	556,769
Savings accounts	175,239	169,894
Time deposits less than or equal to $250,000	403,354	403,096
Time deposits greater than $250,000	191,533	187,013
Total interest-bearing deposits	$1,919,136	$1,938,610
Total deposits	$2,825,676	$2,805,106
Collateral for Deposits
As of March 31, 2025 and December 31, 2024, securities and FHLB letters of credit with values of approximately $231.4 million and $287.5 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under these agreements.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Loans HFS	$2,178	$—	$2,178	$—
Securities AFS:
Mortgage-backed securities	$328,283	$—	$328,283	$—
Municipal bonds	$168,389	$—	$168,389	$—
U.S. Treasury securities	$3,484	$—	$3,484	$—
U.S. agency securities	$66,718	$—	$66,718	$—
Equity securities	$2,981	$2,981	$—	$—

December 31, 2024
Loans HFS	$2,547	$—	$2,547	$—
Securities AFS:
Mortgage-backed securities	$307,100	$—	$307,100	$—
Municipal bonds	$168,843	$—	$168,843	$—
U.S. Treasury securities	$10,932	$—	$10,932	$—
U.S. agency securities	$63,273	$—	$63,273	$—
Equity securities	$2,937	$2,937	$—	$—
There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2025 or the year ended December 31, 2024.
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
The table below presents certain individually evaluated collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Carrying value of collateral dependent loans before allowance	$2,660	$1,672
Specific allowance	(23)	(658)
Fair value of collateral dependent loans	$2,637	$1,014
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.
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

The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$141	$38
Charge-offs	(16)	—
Fair value of foreclosed assets	$125	$38
There were no foreclosed assets that were remeasured subsequent to initial recognition as of March 31, 2025 and December 31, 2024.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
March 31, 2025
Collateral dependent loans	$9,957	Discounted appraisals	Collateral discounts and costs to sell	0% - 48%	4.74%
Foreclosed assets	$125	Discounted appraisals	Collateral discounts and costs to sell	0% - 14%	13.18%

December 31, 2024
Collateral dependent loans	$7,841	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	8.90%
Foreclosed assets	$38	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of March 31, 2025 and December 31, 2024, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and due from banks	$36,438	$36,438	$36,438	$—	$—
Interest-bearing deposits in other banks	$215,717	$215,717	$215,717	$—	$—
Securities AFS	$566,874	$566,874	$—	$566,874	$—
Securities HTM	$129,686	$107,927	$—	$107,927	$—
Equity securities	$2,981	$2,981	$2,981	$—	$—
Nonmarketable equity securities	$2,349	$2,349	$—	$2,349	$—
Loans HFS	$2,178	$2,178	$—	$2,178	$—
Loans HFI, net of allowance	$2,092,907	$1,985,734	$—	$—	$1,985,734
Accrued interest receivable	$10,553	$10,553	$—	$—	$10,553
Financial liabilities:
Deposits	$2,825,676	$2,822,511	$—	$2,822,511	$—
Accrued interest payable	$6,463	$6,463	$—	$6,463	$—

December 31, 2024
Financial assets:
Cash and due from banks	$30,558	$30,558	$30,558	$—	$—
Interest-bearing deposits in other banks	$238,417	$238,417	$238,417	$—	$—
Securities AFS	$550,148	$550,148	$—	$550,148	$—
Securities HTM	$131,796	$108,990	$—	$108,990	$—
Equity securities	$2,937	$2,937	$2,937	$—	$—
Nonmarketable equity securities	$2,328	$2,328	$—	$2,328	$—
Loans HFS	$2,547	$2,547	$—	$2,547	$—
Loans HFI, net of allowance	$2,053,282	$1,923,754	$—	$—	$1,923,754
Accrued interest receivable	$10,048	$10,048	$—	$—	$10,048
Financial liabilities:
Deposits	$2,805,106	$2,801,310	$—	$2,801,310	$—
Accrued interest payable	$7,583	$7,583	$—	$7,583	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of March 31, 2025, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of March 31, 2025, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios for the Company as of March 31, 2025 and December 31, 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2025
Total Risk-Based Capital	$410,605	18.25%	$236,258	10.50%
Tier I Risk-Based Capital	$388,128	17.25%	$191,256	8.50%
Common Equity Tier I Capital	$388,128	17.25%	$157,505	7.00%
Tier I Leverage Capital	$388,128	12.01%	$129,253	4.00%

December 31, 2024
Total Risk-Based Capital	$400,813	18.13%	$232,161	10.50%
Tier I Risk-Based Capital	$378,440	17.12%	$187,940	8.50%
Common Equity Tier I Capital	$378,440	17.12%	$154,774	7.00%
Tier I Leverage Capital	$378,440	11.86%	$127,615	4.00%
Capital amounts and ratios for the Bank as of March 31, 2025 and December 31, 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total Risk-Based Capital	$402,506	17.89%	$236,193	10.50%	$224,946	10.00%
Tier I Risk-Based Capital	$380,029	16.89%	$191,204	8.50%	$179,957	8.00%
Common Equity Tier I Capital	$380,029	16.89%	$157,462	7.00%	$146,215	6.50%
Tier I Leverage Capital	$380,029	11.76%	$129,220	4.00%	$161,256	5.00%

December 31, 2024
Total Risk-Based Capital	$393,743	17.81%	$232,092	10.50%	$221,040	10.00%
Tier I Risk-Based Capital	$371,370	16.80%	$187,884	8.50%	$176,832	8.00%
Common Equity Tier I Capital	$371,370	16.80%	$154,728	7.00%	$143,676	6.50%
Tier I Leverage Capital	$371,370	11.64%	$127,582	4.00%	$159,477	5.00%
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
As of March 31, 2025, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
9.    Equity
Stock Repurchases
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

For the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock. As of March 31, 2025, the Company had $5.0 million available for repurchasing its common stock under the 2025 stock repurchase program.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $12.7 million, of which $10.0 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended March 31,
(in thousands, except share amounts)	2025	2024
Numerator:
Net income - basic	$10,352	$8,188
Net income - diluted	$10,352	$8,188

Denominator:
Weighted average shares outstanding - basic	6,777,332	7,050,048
Plus: Effect of Director Compensation Program	319	452
Plus: Effect of restricted stock	19,056	16,209
Weighted average shares outstanding - diluted	6,796,707	7,066,709

Earnings per common share:
Basic	$1.53	$1.16
Diluted	$1.52	$1.16

11.    Segment Reporting
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
Financial results for the banking operations segment are presented in the table below:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Interest and dividend income	$35,808	$33,018
Interest expense	11,198	11,655
Provision for credit losses	450	300
Noninterest income	5,272	4,928
Depreciation and amortization	851	731
Other operating expenses	15,737	15,142
Income before income tax expense	$12,844	$10,118
Income tax expense	2,492	1,930
Segment net income	$10,352	$8,188
Adjustments and reconciling items	—	—
Consolidated net income	$10,352	$8,188
Banking operations segment assets were $3.19 billion and $3.15 billion as of March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2024 through March 31, 2025, and on our results of operations for the quarters ended March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and March 31, 2024.
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, and information presented elsewhere in this Report, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and “Part II - Item 1A. Risk Factors” in this Report. Also, see risk factors and other cautionary statements described in “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
FIRST QUARTER 2025 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the first quarter of 2025, we reported an improved net interest margin, higher net interest income, and higher net income. The balance sheet reflected good loan growth, while deposits and assets had slight increases. We increased the quarterly cash dividend paid to shareholders by 33.3% to $0.12 per share for the first quarter of 2025. Also, in the first quarter, we completed significant upgrades to our digital banking systems.
•Net income for the first quarter of 2025 was $10.4 million, or $1.52 diluted EPS, an increase of $1.0 million, or 11.2%, compared to $9.3 million, or $1.37 diluted EPS, for the fourth quarter of 2024. Net income for the first quarter increased due to having higher net interest income, along with approximately $620,000 of periodic items that reduced operating expenses. These operating expense reductions benefited EPS by approximately $0.07.
•For the first quarter of 2025, the return on assets was 1.32%, and the return on equity was 12.85%.
•Net interest income and net interest margin FTE increased for the first quarter of 2025 compared to the prior quarter. Net interest income for the first quarter of 2025 was $24.6 million, which was $923,000, or 3.9%, higher than $23.7 million for the prior quarter. Net interest margin FTE increased 13 bps to 3.22% for the first quarter of 2025, compared to 3.09% for the prior quarter. These improvements resulted from higher securities yields and lower deposit rates.
•As of March 31, 2025, assets were $3.19 billion, which was $36.8 million, or 1.2%, higher than December 31, 2024. The increase was mainly due to a $20.6 million increase in deposits.
•Deposits totaled $2.83 billion as of March 31, 2025, an increase of $20.6 million, or 0.7%, compared to $2.81 billion as of December 31, 2024. This increase was mainly due to higher balances in consumer and commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers.
•As of March 31, 2025, loans HFI were $2.11 billion, which was $39.7 million, or 1.9%, higher than $2.08 billion as of December 31, 2024. In the first quarter of 2025, we had steady new loan closing activity, combined with funding of loan construction commitments.

•As of March 31, 2025, total securities were $699.5 million, which was $14.7 million, or 2.1%, higher than December 31, 2024. Securities increased mainly due to the purchase of new securities, combined with a smaller net unrealized loss on securities AFS.
•As of March 31, 2025, liquid assets, which are cash and cash equivalents, were $252.2 million, and the liquid assets to assets ratio was 7.91%. We do not have any borrowings, brokered deposits, or internet-sourced deposits.
•The provision for credit losses was $450,000 for the first quarter of 2025, compared to $300,000 for the prior quarter. The $150,000 increase was due to loan growth and uncertainty regarding tariffs and trade.
•As of March 31, 2025, NPAs were $5.2 million, or 0.16% of assets, and the ACL was $21.8 million, or 1.03% of loans HFI.
•In the first quarter of 2025, the quarterly cash dividend increased by 33.3% to $0.12 per common share, up from $0.09 per common share for each quarter in 2024.
•The 2025 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. As of March 31, 2025, the 2025 stock repurchase program had $5.0 million of available capacity.
•In the first quarter of 2025, Red River Bank’s online, mobile banking, and bill payment systems were upgraded in order to improve our digital services for all customers.
•In the first quarter of 2025, S&P Global Market Intelligence ranked the Bank 14th of the top 50 best deposit franchises in 2024 for banks with assets between $3.0 and $10.0 billion.
•On March 14, 2025, our board of directors and executive management had the privilege of ringing the closing bell at the Nasdaq Market Site in New York to commemorate being a public company for 6 years.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2024 to March 31, 2025
(in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,186,432	$3,149,594	36,838	1.2%
Interest-bearing deposits in other banks	$215,717	$238,417	(22,700)	(9.5%)
Securities available-for-sale, at fair value	$566,874	$550,148	16,726	3.0%
Securities held-to-maturity, at amortized cost	$129,686	$131,796	(2,110)	(1.6%)
Loans held for investment	$2,114,742	$2,075,013	39,729	1.9%
Total deposits	$2,825,676	$2,805,106	20,570	0.7%
Total stockholders’ equity	$333,316	$319,739	13,577	4.2%

	As of and for the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Net Income	$10,352	$9,306	$8,188

Per Common Share Data:
Earnings per share, basic	$1.53	$1.37	$1.16
Earnings per share, diluted	$1.52	$1.37	$1.16
Book value per share	$49.18	$47.18	$43.43
Tangible book value per share (1,2)	$48.95	$46.95	$43.20
Realized book value per share (1,3)	$57.49	$56.07	$52.52
Cash dividends per share	$0.12	$0.09	$0.09
Shares outstanding	6,777,657	6,777,238	6,892,448
Weighted average shares outstanding, basic	6,777,332	6,797,469	7,050,048
Weighted average shares outstanding, diluted	6,796,707	6,816,299	7,066,709

Summary Performance Ratios:
Return on average assets	1.32%	1.18%	1.07%
Return on average equity	12.85%	11.46%	10.77%
Net interest margin	3.17%	3.04%	2.80%
Net interest margin FTE(4)	3.22%	3.09%	2.83%
Efficiency ratio(5)	55.51%	58.71%	60.37%
Loans HFI to deposits ratio	74.84%	73.97%	74.22%
Noninterest-bearing deposits to deposits ratio	32.08%	30.89%	32.61%
Noninterest income to average assets	0.67%	0.63%	0.64%
Operating expense to average assets	2.12%	2.14%	2.07%

Summary Credit Quality Ratios:
NPAs to assets	0.16%	0.10%	0.08%
Nonperforming loans to loans HFI	0.24%	0.16%	0.12%
ACL to loans HFI	1.03%	1.05%	1.06%
Net charge-offs to average loans	0.02%	0.01%	0.00%

Capital Ratios:
Stockholders’ equity to assets	10.46%	10.15%	9.74%
Tangible common equity to tangible assets(1,6)	10.42%	10.11%	9.69%
Total risk-based capital to risk-weighted assets	18.25%	18.13%	17.84%
Tier I risk-based capital to risk-weighted assets	17.25%	17.12%	16.82%
Common equity Tier I capital to risk-weighted assets	17.25%	17.12%	16.82%
Tier I risk-based capital to average assets	12.01%	11.86%	11.44%
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

RESULTS OF OPERATIONS
Net income for the first quarter of 2025 was $10.4 million, or $1.52 diluted EPS, an increase of $1.0 million, or 11.2%, compared to $9.3 million, or $1.37 diluted EPS, for the fourth quarter of 2024. The increase in net income was due to a $923,000 increase in net interest income, a $277,000 increase in noninterest income, and a $252,000 decrease in operating expenses, partially offset by a $256,000 increase in income tax expense and a $150,000 increase in the provision for credit losses. The return on assets for the first quarter of 2025 was 1.32%, compared to 1.18% for the fourth quarter of 2024. The return on equity was 12.85% for the first quarter of 2025, compared to 11.46% for the fourth quarter of 2024. Our efficiency ratio for the first quarter of 2025 was 55.51%, compared to 58.71% for the fourth quarter of 2024.
Net income for the three months ended March 31, 2025, was $10.4 million, or $1.52 diluted EPS, an increase of $2.2 million, or 26.4%, compared to $8.2 million, or $1.16 diluted EPS, for the three months ended March 31, 2024. The increase in net income was due to a $3.2 million increase in net interest income and a $344,000 increase in noninterest income, partially offset by a $715,000 increase in operating expenses, a $562,000 increase in income tax expense, and a $150,000 increase in the provision for credit losses. The return on assets for the three months ended March 31, 2025, was 1.32%, compared to 1.07% for the three months ended March 31, 2024. The return on equity was 12.85% for the three months ended March 31, 2025, compared to 10.77% for the three months ended March 31, 2024. Our efficiency ratio for the three months ended March 31, 2025, was 55.51%, compared to 60.37% for the three months ended March 31, 2024.
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
In the first half of 2024, the target range for the federal funds rate was consistent at 5.25%-5.50%. In September of 2024, the FOMC decreased the federal funds rate by 50 bps and then by an additional 50 bps during the fourth quarter of 2024, reducing the target federal funds range to 4.25%-4.50%. The target range for the federal funds rate was unchanged in the first quarter of 2025. The average effective federal funds rate was 4.33% for the first quarter of 2025, compared to 4.65% for the fourth quarter of 2024, and 5.33% for the first quarter of 2024. Net interest income and net interest margin FTE increased in the first quarter of 2025 compared to both the prior quarter as well as the first quarter of 2024.
First Quarter of 2025 vs. Fourth Quarter of 2024
Net interest income for the first quarter of 2025 was $24.6 million, which was $923,000, or 3.9%, higher than the fourth quarter of 2024, due to a $178,000 increase in interest and dividend income, combined with a $745,000 decrease in interest expense. The increase in interest and dividend income was mainly due to higher interest income on securities. Securities income increased $233,000 primarily due to reinvesting lower yielding securities cash flows into higher yielding securities. The decrease in interest expense was primarily due to lower rates on time deposits.
The net interest margin FTE increased 13 bps to 3.22% for the first quarter of 2025, compared to 3.09% for the prior quarter. This increase was due to improved yields on securities and loans, combined with lower deposit costs. The yield on securities increased 11 bps, primarily due to reinvesting lower yielding securities cash flows into higher yielding securities. The yield on loans increased 7 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The average rate on new and renewed loans was 7.02% for the first quarter of 2025 and 7.25% for the prior quarter. The cost of deposits decreased 10 bps to 1.61% for the first quarter of 2025, compared to 1.71% for the previous quarter, mainly due to lowering selected time deposit rates. As a result of this change, there was a 37 bp decrease in the rate on time deposits during the first quarter.
The FOMC kept the federal funds rate consistent in the first quarter of 2025, with the target federal funds range remaining at 4.25%-4.50%. The market’s expectation is that the FOMC may lower the target range of the federal funds rate several times in 2025. During the remainder of 2025, we anticipate receiving approximately $80.0 million in securities cash flows with an average yield of 3.28%, and we project approximately $162.2 million of fixed rate loans will mature with an average yield of 6.15%. We expect to redeploy these balances into slightly higher yielding assets. Additionally, during the second quarter of 2025, we expect $253.6 million of time deposits to mature with an average rate of 4.06%, which we anticipate repricing into slightly lower cost deposits. As of March 31, 2025, floating rate loans were 17.6% of loans HFI, and floating rate transaction deposits were 8.7% of interest-bearing transaction deposits. Depending on balance sheet activity, the movement in interest rates, and the economic outlook, we expect the net interest income and net interest margin FTE to remain fairly consistent for the remainder of 2025.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2025 and December 31, 2024:

	For the Three Months Ended
	March 31, 2025			December 31, 2024
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,089,712	$28,270	5.41%	$2,072,858	$28,285	5.34%
Securities - taxable	559,752	3,871	2.77%	555,622	3,636	2.62%
Securities - tax-exempt	189,729	985	2.08%	190,470	987	2.07%
Interest-bearing deposits in other banks	243,751	2,661	4.37%	225,660	2,699	4.74%
Nonmarketable equity securities	2,330	21	3.56%	2,307	23	3.99%
Total interest-earning assets	3,085,274	$35,808	4.64%	3,046,917	$35,630	4.60%
Allowance for credit losses	(21,789)			(21,824)
Noninterest-earning assets	107,295			109,992
Total assets	$3,170,780			$3,135,085
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,341,885	$5,641	1.70%	$1,263,775	$5,658	1.78%
Time deposits	592,368	5,557	3.80%	599,910	6,285	4.17%
Total interest-bearing deposits	1,934,253	11,198	2.35%	1,863,685	11,943	2.55%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,934,253	$11,198	2.35%	1,863,685	$11,943	2.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	884,484			918,804
Accrued interest and other liabilities	25,336			29,567
Total noninterest-bearing liabilities	909,820			948,371
Stockholders’ equity	326,707			323,029
Total liabilities and stockholders’ equity	$3,170,780			$3,135,085
Net interest income		$24,610			$23,687
Net interest spread			2.29%			2.05%
Net interest margin			3.17%			3.04%
Net interest margin FTE(3)			3.22%			3.09%
Cost of deposits			1.61%			1.71%
Cost of funds			1.47%			1.56%
(1)Includes average outstanding balances of loans HFS of $2.6 million and $3.2 million for the three months ended March 31, 2025 and December 31, 2024, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
Net interest income for the three months ended March 31, 2025 was $24.6 million, which was $3.2 million, or 15.2%, higher than $21.4 million for the three months ended March 31, 2024. Net interest income increased due to a $2.8 million increase in interest and dividend income, combined with a $457,000 decrease in interest expense.
The increase in interest and dividend income for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, was due to higher interest income on loans and securities, partially offset by a decrease in interest income on short-term liquid assets. Loan income increased $2.4 million due to higher rates on new and renewed loans compared to the existing portfolio yield, combined with higher balances in loans HFI. Securities income increased $792,000 primarily due to reinvesting lower yielding securities cash flows into higher yielding securities. The interest income on short-term liquid assets decreased $378,000 due to the FOMC lowering the federal funds rate during the second half of 2024. The decrease in interest expense for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, was primarily due to lower rates on time deposits.
Net interest margin FTE increased 39 bps to 3.22% for the three months ended March 31, 2025, from 2.83% for the three months ended March 31, 2024, primarily due to higher yields on securities and loans, combined with lower deposit costs. The yield on securities increased 47 bps mainly due to reinvesting lower yielding securities cash flows into higher yielding securities. The yield on loans increased 32 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The cost of deposits decreased 9 bps to 1.61% for the three months ended March 31, 2025, from 1.70% for the three months ended March 31, 2024, due to a 19 bp decrease in the rate on interest-bearing deposits. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits decreased 32 and 11 bps, respectively. These decreases occurred as we adjusted rates on selected transaction and time deposits during the second half of 2024 in response to the federal funds rate decreases by the FOMC. We also lowered selected time deposit rates in the first quarter of 2025.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025			March 31, 2024
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,089,712	$28,270	5.41%	$2,015,063	$25,893	5.09%
Securities - taxable	559,752	3,871	2.77%	569,600	3,048	2.14%
Securities - tax-exempt	189,729	985	2.08%	197,817	1,016	2.05%
Interest-bearing deposits in other banks	243,751	2,661	4.37%	224,301	3,039	5.42%
Nonmarketable equity securities	2,330	21	3.56%	2,240	22	3.95%
Total interest-earning assets	3,085,274	$35,808	4.64%	3,009,021	$33,018	4.35%
Allowance for credit losses	(21,789)			(21,402)
Noninterest-earning assets	107,295			100,486
Total assets	$3,170,780			$3,088,105
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,341,885	$5,641	1.70%	$1,261,361	$5,680	1.81%
Time deposits	592,368	5,557	3.80%	582,847	5,975	4.12%
Total interest-bearing deposits	1,934,253	11,198	2.35%	1,844,208	11,655	2.54%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,934,253	$11,198	2.35%	1,844,208	$11,655	2.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	884,484			913,114
Accrued interest and other liabilities	25,336			25,055
Total noninterest-bearing liabilities	909,820			938,169
Stockholders’ equity	326,707			305,728
Total liabilities and stockholders’ equity	$3,170,780			$3,088,105
Net interest income		$24,610			$21,363
Net interest spread			2.29%			1.81%
Net interest margin			3.17%			2.80%
Net interest margin FTE(3)			3.22%			2.83%
Cost of deposits			1.61%			1.70%
Cost of funds			1.47%			1.56%
(1)Includes average outstanding balances of loans HFS of $2.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.
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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2025 vs. December 31, 2024			March 31, 2025 vs. March 31, 2024
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$230	$(245)	$(15)	$960	$1,417	$2,377
Securities - taxable	27	208	235	(53)	876	823
Securities - tax-exempt	(4)	2	(2)	(42)	11	(31)
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in other banks	219	(257)	(38)	266	(644)	(378)
Nonmarketable equity securities	—	(2)	(2)	1	(2)	(1)
Total interest-earning assets	$472	$(294)	$178	$1,132	$1,658	$2,790
Interest-bearing liabilities:
Interest-bearing transaction deposits	$350	$(367)	$(17)	$363	$(402)	$(39)
Time deposits	(79)	(649)	(728)	98	(516)	(418)
Total interest-bearing deposits	271	(1,016)	(745)	461	(918)	(457)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$271	$(1,016)	$(745)	$461	$(918)	$(457)
Increase (decrease) in net interest income	$201	$722	$923	$671	$2,576	$3,247
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	Increase (Decrease)
Provision for credit losses	$450	$300	$150	50.0%
The provision for credit losses for the first quarter of 2025 was $450,000 for loans, which was $150,000 higher than the provision for credit losses of $300,000 for the prior quarter. The increase in the first quarter of 2025 was related to loan growth in the quarter, combined with uncertainty regarding tariffs and trade. The provision in the fourth quarter of 2024, which included $200,000 for loans and $100,000 for unfunded loan commitments, was due to potential economic challenges resulting from the recent inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024	Increase (Decrease)
Provision for credit losses	$450	$300	$150	50.0%

The provision for credit losses for the first quarter of 2025 was $450,000 for loans, which was $150,000 higher than the provision for credit losses of $300,000 for the first quarter of 2024. The increase in the first quarter of 2025 was related to loan growth in the quarter, combined with uncertainty regarding tariffs and trade. The provision in the first quarter of 2024 was due to potential economic challenges resulting from the inflationary environment, changing monetary policy, and loan growth.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
First Quarter of 2025 vs. Fourth Quarter of 2024
Noninterest income increased $277,000 to $5.3 million for the first quarter of 2025 compared to $5.0 million for the fourth quarter of 2024. The increase in noninterest income was mainly due to higher brokerage income and a gain on equity securities, partially offset by lower mortgage loan income and SBIC income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,383	$1,452	$(69)	(4.8%)
Debit card income, net	992	960	32	3.3%
Mortgage loan income	530	652	(122)	(18.7%)
Brokerage income	1,325	924	401	43.4%
Loan and deposit income	459	463	(4)	(0.9%)
Bank-owned life insurance income	213	216	(3)	(1.4%)
Gain (Loss) on equity securities	44	(91)	135	148.4%
SBIC income	280	346	(66)	(19.1%)
Other income (loss)	46	73	(27)	(37.0%)
Total noninterest income	$5,272	$4,995	$277	5.5%
Brokerage income increased $401,000 to $1.3 million for the first quarter of 2025, compared to the prior quarter. The higher income in the first quarter of 2025 was due to increased investing activity by clients. Assets under management were $1.14 billion as of March 31, 2025, which was consistent with December 31, 2024.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to the fluctuations in market rates between quarters, equity securities had a gain of $44,000 in the first quarter of 2025, compared to a loss of $91,000 for the previous quarter.
Mortgage loan income decreased $122,000 to $530,000 for the first quarter of 2025, compared to the prior quarter due to decreased purchase activity.
SBIC income decreased $66,000 to $280,000 for the first quarter of 2025, compared to the prior quarter. This decrease was primarily due to lower normal income received from these partnerships. We expect SBIC income to be lower in future quarters due to fund value fluctuations.
Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
Noninterest income increased $344,000 to $5.3 million for the three months ended March 31, 2025, compared to $4.9 million for the three months ended March 31, 2024. The increase in noninterest income was mainly due to higher brokerage income. Beginning in January 2024, net debit card income has been impacted by a new debit card provider contract.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,383	$1,368	$15	1.1%
Debit card income, net	992	1,022	(30)	(2.9%)
Mortgage loan income	530	456	74	16.2%
Brokerage income	1,325	987	338	34.2%
Loan and deposit income	459	492	(33)	(6.7%)
Bank-owned life insurance income	213	202	11	5.4%
Gain (Loss) on equity securities	44	(31)	75	241.9%
SBIC income	280	352	(72)	(20.5%)
Other income (loss)	46	80	(34)	(42.5%)
Total noninterest income	$5,272	$4,928	$344	7.0%
Brokerage income increased $338,000 to $1.3 million for the three months ended March 31, 2025, compared to the same period prior year, due to increased investing activity by clients. Assets under management were $1.14 billion and $1.07 billion as of March 31, 2025 and 2024, respectively.
Debit card income, net, decreased $30,000 to $992,000 for the three months ended March 31, 2025, compared to the same period prior year. For the three months ended March 31, 2024, debit card income benefited from $145,000 of nonrecurring income due to the termination of our prior debit card provider contract. This decrease was partially offset by lower debit card expenses for the three months ended March 31, 2025, due to the new debit card provider contract.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
First Quarter of 2025 vs. Fourth Quarter of 2024
Operating expense decreased $252,000 to $16.6 million for the first quarter of 2025, compared to $16.8 million for the fourth quarter of 2024. The decrease in operating expenses was mainly due to lower data processing expense and loan and deposit expenses, partially offset by higher personnel expenses.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,023	$9,769	$254	2.6%
Non-staff expenses:
Occupancy and equipment expenses	1,794	1,716	78	4.5%
Technology expenses	835	884	(49)	(5.5%)
Advertising	333	313	20	6.4%
Other business development expenses	558	486	72	14.8%
Data processing expense	288	681	(393)	(57.7%)
Other taxes	612	547	65	11.9%
Loan and deposit expenses	62	334	(272)	(81.4%)
Legal and professional expenses	632	658	(26)	(4.0%)
Regulatory assessment expenses	391	428	(37)	(8.6%)
Other operating expenses	1,060	1,024	36	3.5%
Total operating expenses	$16,588	$16,840	$(252)	(1.5%)

Data processing expense decreased $393,000 to $288,000 for the first quarter of 2025, compared to the prior quarter. This decrease was attributable to receipt of a $447,000 periodic refund from our data processing center in the first quarter of 2025. This decrease was partially offset by new expenses and $14,000 of nonrecurring implementation fees related to online, mobile banking, and bill payment systems implemented in the first quarter of 2025.
Loan and deposit expenses decreased $272,000 to $62,000 for the first quarter of 2025, compared to the prior quarter. This decrease was primarily attributable to receipt of a $173,000 negotiated, variable rebate from a vendor in the first quarter of 2025.
Personnel expenses increased $254,000 to $10.0 million for the first quarter of 2025, compared to the prior quarter. This increase was primarily due to an increase in head count, restarting of payroll tax expense, and increased revenue-based commission compensation. As of March 31, 2025 and December 31, 2024, we had 375 and 369 total employees, respectively.
Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
Operating expenses increased $715,000 to $16.6 million for the three months ended March 31, 2025, compared to $15.9 million for the three months ended March 31, 2024. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, technology expenses, and loan and deposit expenses, partially offset by lower other taxes and data processing expense.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,023	$9,550	$473	5.0%
Non-staff expenses:
Occupancy and equipment expenses	1,794	1,616	178	11.0%
Technology expenses	835	709	126	17.8%
Advertising	333	337	(4)	(1.2%)
Other business development expenses	558	475	83	17.5%
Data processing expense	288	347	(59)	(17.0%)
Other taxes	612	737	(125)	(17.0%)
Loan and deposit expenses	62	(42)	104	247.6%
Legal and professional expenses	632	618	14	2.3%
Regulatory assessment expenses	391	404	(13)	(3.2%)
Other operating expenses	1,060	1,122	(62)	(5.5%)
Total operating expenses	$16,588	$15,873	$715	4.5%
Personnel expenses increased $473,000 to $10.0 million for the three months ended March 31, 2025, compared to the same period prior year. This increase was primarily due to an increase in headcount and increased revenue-based commission compensation. As of March 31, 2025 and 2024, we had 375 and 358 total employees, respectively.
Occupancy and equipment expenses increased $178,000 to $1.8 million for the three months ended March 31, 2025, compared to the same period prior year. This increase was primarily due to an increase in equipment maintenance contract expense, a full period of expenses related to our new banking center opened in the New Orleans market in 2024, and nonrecurring expenses related to the renovation of a banking center.
Technology expenses increased $126,000 to $835,000 for the three months ended March 31, 2025, compared to the same period prior year. This increase was primarily due to continued software technology enhancements and upgrades.
Loan and deposit expenses increased $104,000 to $62,000 for the three months ended March 31, 2025, compared to the same period prior year. For the three months ended March 31, 2025, we received a $173,000 negotiated, variable rebate from a vendor compared to a $262,000 similar rebate in the same period prior year.
Other taxes decreased $125,000 to $612,000 for the three months ended March 31, 2025, compared to the same period prior year. This decrease was primarily due to $100,000 of stock repurchase excise tax expense for the three months ended March 31, 2024. Due to finalized guidance received in the second quarter of 2024, regulations require stock repurchase excise tax to be recorded as a reduction to stockholder's equity as opposed to being expensed. We did not repurchase any shares during the three months ended March 31, 2025.

Data processing expense decreased $59,000 to $288,000 for the three months ended March 31, 2025, compared to the same period prior year. This decrease was due to receipt of a $447,000 periodic refund from our data processing center in the first quarter of 2025 compared to a $284,000 similar refund in the same period prior year. This decrease was partially offset by new expenses and $14,000 of nonrecurring implementation fees related to online banking, mobile banking, and bill payment systems implemented in the first quarter of 2025.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	Increase (Decrease)
Income tax expense	$2,492	$2,236	$256	11.4%
For the quarters ended March 31, 2025 and December 31, 2024, income tax expense totaled $2.5 million and $2.2 million, respectively. This increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rate for the quarters ended March 31, 2025 and December 31, 2024, was 19.4% for each quarter.
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024	Increase (Decrease)
Income tax expense	$2,492	$1,930	$562	29.1%
For the three months ended March 31, 2025 and 2024, income tax expense totaled $2.5 million and $1.9 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the three months ended March 31, 2025 and 2024, were 19.4% and 19.1%, respectively.
FINANCIAL CONDITION
As of March 31, 2025, assets were $3.19 billion, which was $36.8 million, or 1.2%, higher than $3.15 billion as of December 31, 2024, primarily due to an increase in deposits. Total deposits increased $20.6 million, or 0.7%, to $2.83 billion as of March 31, 2025, from $2.81 billion as of December 31, 2024. Cash and cash equivalents decreased $16.8 million, or 6.3%, to $252.2 million and were 7.91% of assets as of March 31, 2025. Total securities increased $14.7 million, or 2.1%, to $699.5 million and were 21.95% of assets as of March 31, 2025. Loans HFI increased $39.7 million, or 1.9%, to $2.11 billion as of March 31, 2025. As of March 31, 2025, and December 31, 2024, we had no borrowings. Stockholders’ equity increased $13.6 million during the first three months of 2025 to $333.3 million as of March 31, 2025. As of March 31, 2025, the loans HFI to deposits ratio was 74.84%, compared to 73.97% as of December 31, 2024, and the noninterest-bearing deposits to total deposits ratio was 32.08%, compared to 30.89% as of December 31, 2024.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of March 31, 2025. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of March 31, 2025, interest-bearing deposits in other banks were $215.7 million and were 6.8% of assets, a decrease of $22.7 million, or 9.5%, compared to $238.4 million and 7.6% of assets as of December 31, 2024. This decrease was primarily due to funding loan and securities growth, which exceeded deposit growth in the first quarter of 2025.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of March 31, 2025, our total securities portfolio was 22.0% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $696.6 million as of March 31, 2025, an increase of $14.6 million, or 2.1%, from $681.9 million as of December 31, 2024.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2025, the estimated fair value of securities AFS was $566.9 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $4.6 million for the three months ended March 31, 2025, resulting in a net unrealized loss of $58.7 million as of March 31, 2025, compared to a net unrealized loss of $63.2 million as of December 31, 2024.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2025, the amortized cost of securities HTM was $129.7 million. Securities HTM had an unrealized loss of $21.8 million as of March 31, 2025, compared to an unrealized loss of $22.8 million as of December 31, 2024.
Investment activity for the three months ended March 31, 2025, included $36.8 million of securities purchased, partially offset by $26.8 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 2.73% for the three months ended March 31, 2025, compared to 2.26% for the three months ended March 31, 2024. The increase in yield was primarily due to reinvesting lower yielding securities cash flows received between March 31, 2024 and March 31, 2025, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of March 31, 2025, the average life of our securities portfolio was 6.7 years with an estimated effective duration of 4.7 years. As of December 31, 2024, the average life of our securities portfolio was 7.0 years with an estimated effective duration of 4.9 years.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2025, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$351,989	$1,002	$(24,708)	$328,283
Municipal bonds	201,832	—	(33,443)	168,389
U.S. Treasury securities	3,498	—	(14)	3,484
U.S. agency securities	68,205	14	(1,501)	66,718
Total Securities AFS	$625,524	$1,016	$(59,666)	$566,874

Securities HTM:
Mortgage-backed securities	$128,752	$—	$(21,671)	$107,081
U.S. agency securities	934	—	(88)	846
Total Securities HTM	$129,686	$—	$(21,759)	$107,927

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990
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

	Contractual Maturity as of March 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$370	2.46%	$8,282	4.41%	$46,879	1.78%	$272,752	3.32%	$328,283	3.13%
Municipal bonds	5,550	1.52%	11,991	2.25%	29,450	2.19%	121,398	2.09%	168,389	2.10%
U.S. Treasury securities	3,484	1.04%	—	—%	—	—%	—	—%	3,484	1.04%
U.S. agency securities	1,577	4.36%	4,223	2.73%	42,533	4.70%	18,385	3.82%	66,718	4.31%
Total Securities AFS	$10,981	1.81%	$24,496	3.04%	$118,862	2.88%	$412,535	2.94%	$566,874	2.91%
(1)Tax equivalent projected book yield as of March 31, 2025.

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

	Contractual Maturity as of March 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$128,752	2.39%	$128,752	2.39%
U.S. agency securities	—	—%	—	—%	934	2.61%	—	—%	934	2.61%
Total Securities HTM	$—	—%	$—	—%	$934	2.61%	$128,752	2.39%	$129,686	2.39%
(1)Tax equivalent projected book yield as of March 31, 2025.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of March 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $44,000 for the three months ended March 31, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of March 31, 2025, loans HFI were $2.11 billion, an increase of $39.7 million, or 1.9%, compared to $2.08 billion as of December 31, 2024. In the first quarter of 2025, we had steady new loan closing activity, combined with funding of loan construction commitments.
Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	March 31, 2025		December 31, 2024		Change from December 31, 2024 to March 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$892,205	42.2%	$884,641	42.6%	$7,564	0.9%
One-to-four family residential	617,679	29.2%	614,551	29.6%	3,128	0.5%
Construction and development	175,575	8.3%	155,229	7.5%	20,346	13.1%
Commercial and industrial	339,115	16.0%	327,086	15.8%	12,029	3.7%
Tax-exempt	61,722	2.9%	64,930	3.1%	(3,208)	(4.9%)
Consumer	28,446	1.4%	28,576	1.4%	(130)	(0.5%)
Total loans HFI	$2,114,742	100.0%	$2,075,013	100.0%	$39,729	1.9%
Total loans HFS	$2,178		$2,547		$(369)	(14.5%)
Average loan HFI size, excluding credit cards	$259		$250		$9	3.6%
CRE loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $54.2 million, or 2.6% of loans HFI, as of March 31, 2025, and $56.4 million, or 2.7% of loans HFI, as of December 31, 2024. The properties are primarily centered in low-rise suburban areas. As of March 31, 2025 and December 31, 2024, the average CRE loan size was $970,000 and $953,000, respectively.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of March 31, 2025, health care loans were $168.9 million, or 8.0% of loans HFI, compared to $167.3 million, or 8.1% of loans HFI, as of December 31, 2024. The average health care loan size was $370,000 as of March 31, 2025 and $372,000 as of December 31, 2024. Within the health care sector, loans to nursing and residential care facilities were

4.2% of loans HFI as of March 31, 2025, and 4.4% as of December 31, 2024. Loans to physician and dental practices were 3.4% of loans HFI as of March 31, 2025 and December 31, 2024.
Energy loans were 1.4% of loans HFI as of March 31, 2025 and December 31, 2024.
Geographic Markets
As of March 31, 2025, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	March 31, 2025
(dollars in thousands)	Amount	Percent
Central	$596,986	28.2%
Capital	577,618	27.3%
Northwest	346,947	16.4%
Southwest	181,479	8.6%
New Orleans	190,766	9.0%
Northshore	120,172	5.7%
Acadiana	100,774	4.8%
Total loans HFI	$2,114,742	100.0%
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
NPAs totaled $5.2 million as of March 31, 2025, an increase of $1.9 million, or 58.6%, from $3.3 million as of December 31, 2024. This increase was primarily due to a past due loan, partially offset by payoffs and charge-offs of nonaccrual loans. As of early April 2025, the past due loan was brought current by the customer, and NPAs were further reduced by receiving principal payments on two legacy nonaccrual loans. The ratio of NPAs to assets was 0.16% as of March 31, 2025, and 0.10% as of December 31, 2024.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonperforming loans:
Nonaccrual loans	$2,625	$2,968
Accruing loans 90 or more days past due	2,438	266
Total nonperforming loans	5,063	3,234
Foreclosed assets:
Real estate	125	38
Total foreclosed assets	125	38
Total NPAs	$5,188	$3,272

Nonaccrual loans to loans HFI	0.12%	0.14%
Nonperforming loans to loans HFI	0.24%	0.16%
NPAs to assets	0.16%	0.10%

Nonaccrual loans are summarized below by category:

(in thousands)	March 31, 2025	December 31, 2024
Real estate:
Commercial real estate	$762	$734
One-to-four family residential	574	686
Construction and development	702	920
Commercial and industrial	508	554
Tax-exempt	—	—
Consumer	79	74
Total nonaccrual loans	$2,625	$2,968
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.
The following table summarizes loans HFI by risk rating:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,098,241	99.2%	$2,060,335	99.3%
Special Mention	10,490	0.5%	8,330	0.4%
Substandard	6,011	0.3%	6,348	0.3%
Total loans HFI	$2,114,742	100.0%	$2,075,013	100.0%
There were no loans as of March 31, 2025 or December 31, 2024, classified as doubtful or loss.
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
As of March 31, 2025, the ACL was $21.8 million, or 1.03% of loans HFI. As of December 31, 2024, the ACL totaled $21.7 million, or 1.05% of loans HFI. The $104,000 increase in the ACL for the first quarter of 2025 was due to $450,000 from the provision for credit losses on loans, partially offset by $346,000 of net charge-offs.
The provision for credit losses for the first quarter of 2025 was $450,000 for loans, which was $150,000 higher than the provision for credit losses of $300,000 for the prior quarter. The increase in the first quarter of 2025 was related to loan growth in the quarter, combined with uncertainty regarding tariffs and trade. The provision in the first quarter of 2024 was due to potential economic challenges resulting from the inflationary environment, changing monetary policy, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The following table displays activity in the ACL for March 31, 2025, and March 31, 2024:

	As of and For the Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Loans HFI	$2,114,742	$2,038,072
Nonaccrual loans	$2,625	$2,257
Average loans	$2,089,712	$2,015,063

Allowance at beginning of period	$21,731	$21,336
Provision for credit losses	450	300
Charge-offs:
Real estate:
One-to-four family residential	(22)	—
Construction and development	(250)	—
Commercial and industrial	(39)	(51)
Consumer	(76)	(80)
Total charge-offs	(387)	(131)
Recoveries:
Real estate:
One-to-four family residential	3	3
Commercial and industrial	7	15
Consumer	31	41
Total recoveries	41	59
Net (charge-offs)/recoveries	(346)	(72)
Allowance at end of period	$21,835	$21,564

ACL to loans HFI	1.03%	1.06%
ACL to nonaccrual loans	831.81%	955.43%
Net charge-offs to average loans	0.02%	0.00%
We believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for credit losses on loans are subject to ongoing evaluations of the factors and loan portfolio risks, including economic pressures related to inflation, tariffs and trade, and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate, and material additional provisions for credit losses could be required.
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
Total deposits increased $20.6 million, or 0.7%, to $2.83 billion as of March 31, 2025, from $2.81 billion as of December 31, 2024. This increase was primarily a result of higher balances in consumer and commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers. Noninterest-bearing deposits increased by $40.0 million, or 4.6%, to $906.5 million as of March 31, 2025. Noninterest-bearing deposits as a percentage of total deposits were 32.08% as of March 31, 2025, compared to 30.89% as of December 31, 2024. Interest-bearing deposits decreased by $19.5 million, or 1.0%, to $1.92 billion as of March 31, 2025.
The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of March 31, 2025 and December 31, 2024, the average deposit account size was approximately $28,000.

The following table presents our deposits by account type as of the dates indicated:

	March 31, 2025		December 31, 2024		Change from December 31, 2024 to March 31, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$906,540	32.1%	$866,496	30.9%	$40,044	4.6%
Interest-bearing deposits:
Interest-bearing demand deposits	147,343	5.2%	154,720	5.5%	(7,377)	(4.8%)
NOW accounts	432,054	15.3%	467,118	16.7%	(35,064)	(7.5%)
Money market accounts	569,613	20.2%	556,769	19.8%	12,844	2.3%
Savings accounts	175,239	6.2%	169,894	6.1%	5,345	3.1%
Time deposits less than or equal to $250,000	403,354	14.2%	403,096	14.3%	258	0.1%
Time deposits greater than $250,000	191,533	6.8%	187,013	6.7%	4,520	2.4%
Total interest-bearing deposits	1,919,136	67.9%	1,938,610	69.1%	(19,474)	(1.0%)
Total deposits	$2,825,676	100.0%	$2,805,106	100.0%	$20,570	0.7%
The following table presents deposits by customer type as of the dates indicated:

	March 31, 2025		December 31, 2024		Change from December 31, 2024 to March 31, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,388,944	49.1%	$1,362,740	48.6%	$26,204	1.9%
Commercial	1,200,367	42.5%	1,178,488	42.0%	21,879	1.9%
Public	236,365	8.4%	263,878	9.4%	(27,513)	(10.4%)
Total deposits	$2,825,676	100.0%	$2,805,106	100.0%	$20,570	0.7%
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
Our average deposit balance was $2.82 billion for the three months ended March 31, 2025, an increase of $36.2 million, or 1.3%, from $2.78 billion for the three months ended December 31, 2024. The average cost of interest-bearing deposits and total deposits for the first quarter of 2025 was 2.35% and 1.61%, respectively, compared to 2.55% and 1.71% for the prior quarter, respectively. The decrease in the average cost of interest-bearing deposits and total deposits in the first quarter of 2025 as compared to the prior quarter was primarily due to lowering selected time deposit rates. Also, as of March 31, 2025, 8.7% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	March 31, 2025		December 31, 2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$884,484	0.00%	$918,804	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	136,723	3.25%	145,767	3.59%
NOW accounts	467,157	1.30%	393,312	1.26%
Money market accounts	566,541	2.13%	556,801	2.17%
Savings accounts	171,464	0.15%	167,895	0.15%
Time deposits	592,368	3.80%	599,910	4.17%
Total interest-bearing deposits	1,934,253	2.35%	1,863,685	2.55%
Total average deposits	$2,818,737	1.61%	$2,782,489	1.71%

As of March 31, 2025, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $875.2 million, or 31.0% of total deposits, compared to $879.8 million, or 31.4% of total deposits, as of December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of March 31, 2025, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $689.6 million, or 24.4% of total deposits, compared to $667.6 million, or 23.8% of total deposits, as of December 31, 2024. As of March 31, 2025, our cash and cash equivalents of $252.2 million combined with our available borrowing capacity of $1.66 billion equaled 218.4% of our estimated uninsured deposits and 277.1% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	March 31, 2025
Three months or less	$40,590
Over three months through six months	24,692
Over six months through 12 months	26,390
Over 12 months	2,361
Total	$94,033
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is secured by a blanket lien on selected Red River Bank loans that meet FHLB collateral requirements. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by pledged securities and eligible Red River Bank loans that are not pledged to the FHLB. As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of March 31, 2025, was $333.3 million compared to $319.7 million as of December 31, 2024. The $13.6 million, or 4.2%, increase in stockholders’ equity was attributable to $10.4 million of net income for the three months ended March 31, 2025, a $3.9 million, net of tax, market adjustment to AOCI related to securities, and $149,000 of stock compensation, partially offset by $813,000 in cash dividends.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $12.7 million, of which $10.0 million, net of tax, was included in AOCI.
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
For the three months ended March 31, 2025, we did not repurchase any shares of our common stock. As of March 31, 2025, we had $5.0 million available for repurchasing our common stock under the 2025 stock repurchase program.
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
For additional information on regulatory capital guidelines and limits for the Bank and the Company, see “Item 1. Financial Statements - Notes to the Unaudited Consolidated Financial Statements - Note 8. Regulatory Capital Requirements.”
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of March 31, 2025, we had sufficient liquid assets available and $1.66 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2025, and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $67.9 million, or 2.5%, for the first quarter of 2025, compared to the average deposits for the twelve months ended December 31, 2024. The increase in average total deposits was primarily a result of higher balances in consumer and commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers. Our average total loans increased $43.4 million, or 2.1%, for the first quarter of 2025, compared to average total loans for the twelve months ended December 31, 2024. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.
As of March 31, 2025, liquid assets were $252.2 million, compared to $269.0 million as of December 31, 2024. The decrease of $16.8 million, or 6.3%, was primarily due to funding loan and securities growth that exceeded deposit growth in the first quarter of 2025. The liquid assets to assets ratio was 7.91% as of March 31, 2025, compared to 8.54% as of December 31, 2024.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of March 31, 2025. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of March 31, 2025, we project receipt of approximately $80.0 million of principal repayments and maturities through December 31, 2025. As of March 31, 2025, approximately $439.1 million, or 64.8%, of the fair value of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of March 31, 2025 and December 31, 2024, our net borrowing capacity from the FHLB was $997.9 million and $931.6 million, respectively. There were no outstanding borrowings from the FHLB as of March 31, 2025 and December 31, 2024.
Another borrowing source is the Federal Reserve Bank’s Discount Window. The Bank has pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, the Bank has been approved for the Discount Window’s Borrower-In-Custody “BIC” program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of March 31, 2025, we had a total borrowing capacity of $127.0 million, including $89.1 million through the BIC program, compared to a total borrowing capacity of $157.8 million, including $118.7 million through the BIC program as of December 31, 2024. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of March 31, 2025 and December 31, 2024.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $95.0 million in federal funds as of March 31, 2025 and December 31, 2024. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We had no outstanding balances from these sources as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2025, we had $503.1 million in unfunded loan commitments and $14.6 million in commitments associated with outstanding standby letters of credit. As of December 31, 2024, we had $509.6 million in unfunded loan commitments and $11.9 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
We are party to various investment commitments in the normal course of business. Our exposure is represented by the contractual amount of these commitments.
In 2014, we committed to an investment into an SBIC limited partnership. As of March 31, 2025, there was a $226,000 outstanding commitment to this partnership.
In 2020, we committed to an additional investment into an SBIC limited partnership. As of March 31, 2025, there was a $1.9 million outstanding commitment to this partnership.
In 2021, we committed to an investment into a bank technology limited partnership. As of March 31, 2025, there was a $352,000 outstanding commitment to this partnership.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.41% as of March 31, 2025.
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

	March 31, 2025		December 31, 2024
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	5.0%	0.3%	4.7%	(0.4%)
+200	3.4%	0.9%	3.2%	0.3%
+100	1.8%	0.9%	1.6%	0.6%
Base	—%	—%	—%	—%
-100	(1.5%)	(1.0%)	(1.5%)	(0.2%)
-200	(4.4%)	(5.7%)	(4.4%)	(4.1%)
-300	(7.3%)	(13.2%)	(7.2%)	(11.1%)
The results above, as of March 31, 2025 and December 31, 2024, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of March 31, 2025, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of March 31, 2025, floating rate loans were 17.6% of loans HFI, and floating rate transaction deposits were 8.7% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2025, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Tangible common equity
Total stockholders’ equity	$333,316	$319,739	$299,314
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$331,770	$318,193	$297,768
Realized common equity
Total stockholders’ equity	$333,316	$319,739	$299,314
Adjustments:
Accumulated other comprehensive (income) loss	56,358	60,247	62,700
Total realized common equity (non-GAAP)	$389,674	$379,986	$362,014
Common shares outstanding	6,777,657	6,777,238	6,892,448
Book value per share	$49.18	$47.18	$43.43
Tangible book value per share (non-GAAP)	$48.95	$46.95	$43.20
Realized book value per share (non-GAAP)	$57.49	$56.07	$52.52

Tangible assets
Total assets	$3,186,432	$3,149,594	$3,073,298
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,184,886	$3,148,048	$3,071,752
Total stockholders’ equity to assets	10.46%	10.15%	9.74%
Tangible common equity to tangible assets (non-GAAP)	10.42%	10.11%	9.69%
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
There were no other material changes or developments during the reporting period with respect to methodologies that we use when developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For details on the significant accounting principles and practices we follow, see “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies” in this Report and “Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2025, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our purchases of shares of common stock made during the quarter are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
January 1 - January 31, 2025	—	$—	—	$5,000
February 1 - February 28, 2025	—	$—	—	$5,000
March 1 - March 31, 2025	—	$—	—	$5,000
Total	—	$—	—	$5,000
(1)Average price paid per share includes the commission expense paid on the share repurchases, but excludes the excise tax recorded on the share repurchases.
(2)On December 19, 2024, we announced that our board of directors approved the renewal of the 2024 stock repurchase program. The renewed stock repurchase program has similar terms to the 2024 stock repurchase program and authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
(3)The approximate dollar value of shares that may yet be purchased under the program is reduced by the amount of the commission expense and the excise tax recorded on the share repurchases.
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

10.1	Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program*+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: May 9, 2025	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)