Form 10-Q
period 2025-06-30
RED RIVER BANCSHARES INC
filed 2025-08-08
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, the registrant had 6,676,609 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BIC	Federal Reserve Bank’s Discount Window Borrower-in-Custody
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CODM	Chief operating decision maker
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
Report	Quarterly Report on Form 10-Q
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words, or such other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$42,453	$30,558
Interest-bearing deposits in other banks	167,989	238,417
Total Cash and Cash Equivalents	210,442	268,975
Securities available-for-sale, at fair value (amortized cost of $628,075 and $613,393, respectively)	566,981	550,148
Securities held-to-maturity, at amortized cost (fair value of $104,884 and $108,990, respectively)	127,305	131,796
Equity securities, at fair value	2,990	2,937
Nonmarketable equity securities	2,368	2,328
Loans held for sale	4,711	2,547
Loans held for investment	2,138,580	2,075,013
Less: Allowance for credit losses	(22,222)	(21,731)
Loans held for investment, net	2,116,358	2,053,282
Premises and equipment, net	58,622	59,441
Accrued interest receivable	10,027	10,048
Bank-owned life insurance	30,817	30,380
Intangible assets	1,546	1,546
Right-of-use assets	2,489	2,733
Other assets	33,436	33,433
Total Assets	$3,168,092	$3,149,594
LIABILITIES
Noninterest-bearing deposits	$897,997	$866,496
Interest-bearing deposits	1,912,608	1,938,610
Total Deposits	2,810,605	2,805,106
Accrued interest payable	6,242	7,583
Lease liabilities	2,613	2,864
Accrued expenses and other liabilities	13,282	14,302
Total Liabilities	2,832,742	2,829,855
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,676,609 and 6,777,238 shares, respectively	32,896	38,655
Additional paid-in capital	2,992	2,777
Retained earnings	357,488	338,554
Accumulated other comprehensive income (loss)	(58,026)	(60,247)
Total Stockholders’ Equity	335,350	319,739
Total Liabilities and Stockholders’ Equity	$3,168,092	$3,149,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$29,500	$26,882	$57,771	$52,775
Interest on securities	5,148	4,068	10,003	8,132
Interest on deposits in other banks	2,063	2,709	4,724	5,748
Dividends on stock	19	22	40	44
Total Interest and Dividend Income	36,730	33,681	72,538	66,699
INTEREST EXPENSE
Interest on deposits	10,911	11,894	22,109	23,549
Total Interest Expense	10,911	11,894	22,109	23,549
Net Interest Income	25,819	21,787	50,429	43,150
Provision for credit losses	450	300	900	600
Net Interest Income After Provision for Credit Losses	25,369	21,487	49,529	42,550
NONINTEREST INCOME
Service charges on deposit accounts	1,337	1,367	2,719	2,735
Debit card income, net	1,081	949	2,074	1,971
Mortgage loan income	567	650	1,097	1,106
Brokerage income	989	893	2,314	1,880
Loan and deposit income	418	492	877	984
Bank-owned life insurance income	224	216	437	418
Gain (Loss) on equity securities	9	(13)	53	(44)
SBIC income	47	454	327	806
Other income (loss)	46	90	92	170
Total Noninterest Income	4,718	5,098	9,990	10,026
OPERATING EXPENSES
Personnel expenses	10,216	9,603	20,239	19,154
Occupancy and equipment expenses	1,753	1,698	3,548	3,314
Technology expenses	821	724	1,655	1,433
Advertising	286	408	619	745
Other business development expenses	455	593	1,013	1,068
Data processing expense	721	651	1,009	998
Other taxes	609	500	1,221	1,237
Loan and deposit expenses	398	309	460	267
Legal and professional expenses	612	729	1,244	1,347
Regulatory assessment expenses	388	401	779	805
Other operating expenses	1,108	1,073	2,168	2,194
Total Operating Expenses	17,367	16,689	33,955	32,562
Income Before Income Tax Expense	12,720	9,896	25,564	20,014
Income tax expense	2,524	1,909	5,016	3,839
Net Income	$10,196	$7,987	$20,548	$16,175
EARNINGS PER SHARE
Basic	$1.51	$1.16	$3.04	$2.32
Diluted	$1.51	$1.16	$3.03	$2.31
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$10,196	$7,987	$20,548	$16,175
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(2,444)	872	2,151	(2,235)
Tax effect	513	(183)	(451)	470
Change in unrealized net loss on securities transferred to held-to-maturity	333	353	660	667
Tax effect	(70)	(74)	(139)	(140)
Total other comprehensive income (loss)	(1,668)	968	2,221	(1,238)
Comprehensive Income (Loss)	$8,528	$8,955	$22,769	$14,937
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	8,188	—	8,188
Stock incentive plan	—	—	78	—	—	78
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock	(200,000)	(10,000)	—	—	—	(10,000)
Cash dividend - $0.09 per share	—	—	—	(638)	—	(638)
Other comprehensive income (loss)	—	—	—	—	(2,206)	(2,206)
Balance as of March 31, 2024	6,892,448	$45,177	$2,485	$314,352	$(62,700)	$299,314
Net income	—	—	—	7,987	—	7,987
Stock incentive plan	—	—	105	—	—	105
Issuance of restricted shares of common stock through stock incentive plan	10,700	—	—	—	—	—
Repurchase of common stock	(16,220)	(764)	—	—	—	(764)
Cash dividend - $0.09 per share	—	—	—	(620)	—	(620)
Other comprehensive income (loss)	—	—	—	—	968	968
Balance as of June 30, 2024	6,886,928	$44,413	$2,590	$321,719	$(61,732)	$306,990

Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739
Net income	—	—	—	10,352	—	10,352
Stock incentive plan	—	—	94	—	—	94
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	994	55	—	—	—	55
Cash dividend - $0.12 per share	—	—	—	(813)	—	(813)
Other comprehensive income (loss)	—	—	—	—	3,889	3,889
Balance as of March 31, 2025	6,777,657	$38,710	$2,871	$348,093	$(56,358)	$333,316
Net income	—	—	—	10,196	—	10,196
Stock incentive plan	—	—	121	—	—	121
Forfeiture of restricted shares of common stock	(400)	—	—	—	—	—
Issuance of restricted shares of common stock through stock incentive plan	11,100	—	—	—	—	—
Repurchase of common stock, including excise tax	(111,748)	(5,814)	—	—	—	(5,814)
Cash dividend - $0.12 per share	—	—	—	(801)	—	(801)
Other comprehensive income (loss)	—	—	—	—	(1,668)	(1,668)
Balance as of June 30, 2025	6,676,609	$32,896	$2,992	$357,488	$(58,026)	$335,350
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,548	$16,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,344	1,202
Amortization	385	278
Share-based compensation earned	215	183
Share-based board compensation earned	35	42
Net (accretion) amortization on securities AFS	543	627
Net (accretion) amortization on securities HTM	(642)	(652)
(Gain) Loss on equity securities	(53)	44
(Gain) Loss on other assets owned	28	—
Provision for credit losses	900	600
Deferred income tax (benefit) expense	(824)	38
Net (increase) decrease in loans HFS	(2,164)	(2,572)
Net (increase) decrease in accrued interest receivable	21	375
Net (increase) decrease in BOLI	(437)	(418)
Net increase (decrease) in accrued interest payable	(1,341)	747
Net increase (decrease) in accrued income taxes payable	(511)	(522)
Other operating activities, net	(337)	685
Net cash provided by (used in) operating activities	17,710	16,832
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	53,245	75,248
Purchases	(68,470)	(34,908)
Activity in securities HTM:
Maturities, principal repayments, and calls	5,133	5,064
Capital contribution in partnerships	(50)	(40)
Return of capital in partnerships	476	—
Net (increase) decrease in loans HFI	(64,463)	(55,341)
Proceeds from sales of foreclosed assets	270	69
Proceeds from sales of premises and equipment	12	11
Purchases of premises and equipment	(525)	(2,024)
Net cash provided by (used in) investing activities	(74,372)	(11,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,499	(85,242)
Repurchase of common stock, excluding excise tax	(5,756)	(10,764)
Cash dividends	(1,614)	(1,258)
Net cash provided by (used in) financing activities	(1,871)	(97,264)
Net change in cash and cash equivalents	(58,533)	(92,353)
Cash and cash equivalents - beginning of period	268,975	305,426
Cash and cash equivalents - end of period	$210,442	$213,073
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$23,450	$22,802
Income taxes	$6,362	$4,256
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$487	$—
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
ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance issued in this update was designed to improve financial reporting by requiring entities to disclose additional information about specific expense categories in the notes to financial statements. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $697.3 million as of June 30, 2025.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2025, the estimated fair value of securities AFS was $567.0 million. The net unrealized loss on securities AFS decreased $2.2 million for the six months ended June 30, 2025, resulting in a net unrealized loss of $61.1 million as of June 30, 2025.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2025, the amortized cost of securities HTM was $127.3 million.
Investment activity for the six months ended June 30, 2025, included $68.5 million of securities purchased, partially offset by $58.4 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$365,751	$870	$(23,751)	$342,870
Municipal bonds	197,906	—	(36,847)	161,059
U.S. agency securities	64,418	28	(1,394)	63,052
Total Securities AFS	$628,075	$898	$(61,992)	$566,981

Securities HTM:
Mortgage-backed securities	$126,368	$—	$(22,338)	$104,030
U.S. agency securities	937	—	(83)	854
Total Securities HTM	$127,305	$—	$(22,421)	$104,884

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

The amortized cost and estimated fair value of securities AFS and securities HTM as of June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2025
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$4,972	$4,920
After one year but within five years	24,049	23,505
After five years but within ten years	129,066	120,202
After ten years	469,988	418,354
Total Securities AFS	$628,075	$566,981

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	937	854
After ten years	126,368	104,030
Total Securities HTM	$127,305	$104,884
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the evaluation of the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of June 30, 2025 and December 31, 2024. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of June 30, 2025 and December 31, 2024.
Accrued interest receivable totaled $3.0 million as of June 30, 2025 and December 31, 2024, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	June 30, 2025
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(603)	$84,282	$(23,148)	$170,860
Municipal bonds	(29)	1,462	(36,818)	159,272
U.S. agency securities	(66)	24,360	(1,328)	20,190
Total Securities AFS	$(698)	$110,104	$(61,294)	$350,322

	December 31, 2024
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(642)	$66,986	$(26,920)	$179,644
Municipal bonds	(136)	2,863	(34,415)	165,980
U.S. Treasury securities	—	—	(63)	10,932
U.S. agency securities	(82)	27,329	(1,544)	19,801
Total Securities AFS	$(860)	$97,178	$(62,942)	$376,357
As of June 30, 2025, the Company held 474 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of June 30, 2025, was 9.87% of the amortized cost basis of securities AFS.
For the three and six months ended June 30, 2025 and 2024, there were no proceeds from sales of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of June 30, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $53,000 for the six months ended June 30, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Pledged Securities
Securities with carrying values of approximately $222.2 million and $226.5 million were used as collateral as of June 30, 2025 and December 31, 2024, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	June 30, 2025	December 31, 2024
Real estate:
Commercial real estate	$883,586	$884,641
One-to-four family residential	623,477	614,551
Construction and development	194,195	155,229
Commercial and industrial	348,917	327,086
Tax-exempt	60,524	64,930
Consumer	27,881	28,576
Total loans HFI	$2,138,580	$2,075,013
Total loans HFS	$4,711	$2,547
Accrued interest receivable on loans HFI totaled $6.9 million as of June 30, 2025 and December 31, 2024, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the six months ended June 30, 2025:

(in thousands)	Beginning Balance December 31, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance June 30, 2025
Real estate:
Commercial real estate	$9,047	$24	$(19)	$—	$9,052
One-to-four family residential	6,452	356	(22)	12	6,798
Construction and development	1,653	212	(250)	—	1,615
Commercial and industrial	4,123	258	(46)	11	4,346
Tax-exempt	103	(5)	—	—	98
Consumer	353	55	(161)	66	313
Total allowance for credit losses	$21,731	$900	$(498)	$89	$22,222
The following table summarizes the activity in the ACL by category for the six months ended June 30, 2024:

(in thousands)	Beginning Balance December 31, 2023	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance June 30, 2024
Real estate:
Commercial real estate	$9,118	$(52)	$—	$—	$9,066
One-to-four family residential	7,484	131	—	5	7,620
Construction and development	1,309	69	—	—	1,378
Commercial and industrial	2,553	348	(211)	54	2,744
Tax-exempt	575	(45)	—	—	530
Consumer	297	149	(231)	74	289
Total allowance for credit losses	$21,336	$600	$(442)	$133	$21,627

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2025:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$—	$—
One-to-four family residential	540	408	948
Construction and development	—	—	—
Commercial and industrial	6	69	75
Tax-exempt	—	—	—
Consumer	—	75	75
Total loans HFI	$546	$552	$1,098
The following table presents nonaccrual loans as of December 31, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$458	$276	$734
One-to-four family residential	397	289	686
Construction and development	—	920	920
Commercial and industrial	412	142	554
Tax-exempt	—	—	—
Consumer	—	74	74
Total loans HFI	$1,267	$1,701	$2,968
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the six months ended June 30, 2025 and 2024.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of June 30, 2025:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$20	$—	$—	$883,566	$883,586	$—
One-to-four family residential	2,274	927	564	619,712	623,477	—
Construction and development	—	—	—	194,195	194,195	—
Commercial and industrial	95	25	15	348,782	348,917	15
Tax-exempt	—	—	—	60,524	60,524	—
Consumer	108	5	15	27,753	27,881	6
Total loans HFI	$2,497	$957	$594	$2,134,532	$2,138,580	$21

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

Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the periods ended June 30, 2025 and 2024, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of June 30, 2025, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of June 30, 2025, and gross charge-offs for the six months ended June 30, 2025:

	Year of Origination
(in thousands)	2025	2024	2023	2022	2021	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$62,740	$144,935	$95,382	$231,625	$198,300	$117,170	$26,539	$876,691
Special Mention	—	2,491	214	2,026	93	680	—	5,504
Substandard	—	703	—	—	688	—	—	1,391
Total	$62,740	$148,129	$95,596	$233,651	$199,081	$117,850	$26,539	$883,586

One-to-four family residential
Pass	$52,556	$86,622	$95,694	$106,593	$103,154	$151,633	$21,225	$617,477
Special Mention	301	113	—	2,264	787	304	—	3,769
Substandard	36	182	180	297	—	790	746	2,231
Total	$52,893	$86,917	$95,874	$109,154	$103,941	$152,727	$21,971	$623,477

Construction and development
Pass	$33,355	$88,625	$53,301	$10,063	$3,000	$1,845	$2,823	$193,012
Special Mention	—	—	—	—	—	—	—	—
Substandard	965	—	—	—	—	218	—	1,183
Total	$34,320	$88,625	$53,301	$10,063	$3,000	$2,063	$2,823	$194,195

Commercial and industrial
Pass	$40,671	$67,871	$33,882	$26,608	$30,691	$5,191	$141,982	$346,896
Special Mention	—	570	—	1,130	—	—	147	1,847
Substandard	74	24	—	6	8	—	62	174
Total	$40,745	$68,465	$33,882	$27,744	$30,699	$5,191	$142,191	$348,917

Tax-exempt
Pass	$—	$2,498	$2,262	$14,305	$6,036	$35,423	$—	$60,524
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$2,498	$2,262	$14,305	$6,036	$35,423	$—	$60,524

Consumer
Pass	$8,918	$8,422	$4,935	$2,206	$599	$159	$2,556	$27,795
Special Mention	—	—	—	—	—	—	—	—
Substandard	4	—	9	—	—	67	6	86
Total	$8,922	$8,422	$4,944	$2,206	$599	$226	$2,562	$27,881

Total loans HFI	$199,620	$403,056	$285,859	$397,123	$343,356	$313,480	$196,086	$2,138,580

Gross charge-offs	$2	$8	$252	$48	$5	$19	$164	$498

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2025 and December 31, 2024, unfunded loan commitments totaled approximately $509.4 million and $509.6 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2025 and December 31, 2024, commitments under standby letters of credit totaled approximately $15.0 million and $11.9 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company estimates expected credit losses for unfunded commitments over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of June 30, 2025 and December 31, 2024, the reserve on unfunded commitments was $642,000.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and For the Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Reserve for unfunded commitments at beginning of period	$642	$442
Provision for credit losses	—	—
Reserve for unfunded commitments at end of period	$642	$442
4.    Deposits
Deposits were $2.81 billion as of June 30, 2025 and December 31, 2024. The $5.5 million increase was primarily a result of higher balances in commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Deposits are summarized below:

(in thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing demand deposits	$897,997	$866,496
Interest-bearing deposits:
Interest-bearing demand deposits	154,870	154,720
NOW accounts	416,459	467,118
Money market accounts	568,839	556,769
Savings accounts	172,454	169,894
Time deposits less than or equal to $250,000	408,171	403,096
Time deposits greater than $250,000	191,815	187,013
Total interest-bearing deposits	$1,912,608	$1,938,610
Total deposits	$2,810,605	$2,805,106
Collateral for Deposits
As of June 30, 2025 and December 31, 2024, securities and FHLB letters of credit with values of approximately $221.2 million and $287.5 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under these agreements.
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
Fair Value Disclosure
Securities AFS, loans HFS, and equity securities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent loans, foreclosed assets, and certain other assets. The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Loans HFS	$4,711	$—	$4,711	$—
Securities AFS:
Mortgage-backed securities	$342,870	$—	$342,870	$—
Municipal bonds	$161,059	$—	$161,059	$—
U.S. agency securities	$63,052	$—	$63,052	$—
Equity securities	$2,990	$2,990	$—	$—

December 31, 2024
Loans HFS	$2,547	$—	$2,547	$—
Securities AFS:
Mortgage-backed securities	$307,100	$—	$307,100	$—
Municipal bonds	$168,843	$—	$168,843	$—
U.S. Treasury securities	$10,932	$—	$10,932	$—
U.S. agency securities	$63,273	$—	$63,273	$—
Equity securities	$2,937	$2,937	$—	$—
There were no transfers between Level 1, 2, or 3 during the six months ended June 30, 2025 or the year ended December 31, 2024.
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
The table below presents certain individually evaluated collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Carrying value of collateral dependent loans before allowance	$3,638	$1,672
Specific allowance	(443)	(658)
Fair value of collateral dependent loans	$3,195	$1,014
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.
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
The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$208	$38
Charge-offs	—	—
Fair value of foreclosed assets	$208	$38

There were no foreclosed assets that were remeasured subsequent to initial recognition as of June 30, 2025 and December 31, 2024.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
June 30, 2025
Collateral dependent loans	$8,977	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	5.61%
Foreclosed assets	$208	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2024
Collateral dependent loans	$7,841	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	8.90%
Foreclosed assets	$38	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of June 30, 2025 and December 31, 2024, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and due from banks	$42,453	$42,453	$42,453	$—	$—
Interest-bearing deposits in other banks	$167,989	$167,989	$167,989	$—	$—
Securities AFS	$566,981	$566,981	$—	$566,981	$—
Securities HTM	$127,305	$104,884	$—	$104,884	$—
Equity securities	$2,990	$2,990	$2,990	$—	$—
Nonmarketable equity securities	$2,368	$2,368	$—	$2,368	$—
Loans HFS	$4,711	$4,711	$—	$4,711	$—
Loans HFI, net of allowance	$2,116,358	$2,016,731	$—	$—	$2,016,731
Accrued interest receivable	$10,027	$10,027	$—	$—	$10,027
Financial liabilities:
Deposits	$2,810,605	$2,807,535	$—	$2,807,535	$—
Accrued interest payable	$6,242	$6,242	$—	$6,242	$—

December 31, 2024
Financial assets:
Cash and due from banks	$30,558	$30,558	$30,558	$—	$—
Interest-bearing deposits in other banks	$238,417	$238,417	$238,417	$—	$—
Securities AFS	$550,148	$550,148	$—	$550,148	$—
Securities HTM	$131,796	$108,990	$—	$108,990	$—
Equity securities	$2,937	$2,937	$2,937	$—	$—
Nonmarketable equity securities	$2,328	$2,328	$—	$2,328	$—
Loans HFS	$2,547	$2,547	$—	$2,547	$—
Loans HFI, net of allowance	$2,053,282	$1,923,754	$—	$—	$1,923,754
Accrued interest receivable	$10,048	$10,048	$—	$—	$10,048
Financial liabilities:
Deposits	$2,805,106	$2,801,310	$—	$2,801,310	$—
Accrued interest payable	$7,583	$7,583	$—	$7,583	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of June 30, 2025, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of June 30, 2025, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios for the Company as of June 30, 2025 and December 31, 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Risk-Based Capital	$414,694	18.33%	$237,573	10.50%
Tier I Risk-Based Capital	$391,830	17.32%	$192,321	8.50%
Common Equity Tier I Capital	$391,830	17.32%	$158,382	7.00%
Tier I Leverage Capital	$391,830	12.18%	$128,671	4.00%

December 31, 2024
Total Risk-Based Capital	$400,813	18.13%	$232,161	10.50%
Tier I Risk-Based Capital	$378,440	17.12%	$187,940	8.50%
Common Equity Tier I Capital	$378,440	17.12%	$154,774	7.00%
Tier I Leverage Capital	$378,440	11.86%	$127,615	4.00%
Capital amounts and ratios for the Bank as of June 30, 2025 and December 31, 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Risk-Based Capital	$406,316	17.96%	$237,485	10.50%	$226,176	10.00%
Tier I Risk-Based Capital	$383,452	16.95%	$192,250	8.50%	$180,941	8.00%
Common Equity Tier I Capital	$383,452	16.95%	$158,323	7.00%	$147,014	6.50%
Tier I Leverage Capital	$383,452	11.92%	$128,625	4.00%	$160,781	5.00%

December 31, 2024
Total Risk-Based Capital	$393,743	17.81%	$232,092	10.50%	$221,040	10.00%
Tier I Risk-Based Capital	$371,370	16.80%	$187,884	8.50%	$176,832	8.00%
Common Equity Tier I Capital	$371,370	16.80%	$154,728	7.00%	$143,676	6.50%
Tier I Leverage Capital	$371,370	11.64%	$127,582	4.00%	$159,477	5.00%
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
As of June 30, 2025, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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

For the three and six months ended June 30, 2025, the Company repurchased 11,748 shares of its common stock at an aggregate cost of $656,000, excluding excise tax, under the stock repurchase program. As of June 30, 2025, the Company had $4.3 million available for repurchasing its common stock under the 2025 stock repurchase program.
On May 22, 2025, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of the Company’s common stock for a total purchase price of approximately $5.1 million, excluding excise tax. This repurchase was supplemental to the Company’s 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. For the three and six months ended June 30, 2025, $58,000 of stock repurchase excise tax was recorded.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $12.4 million, of which $9.8 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Numerator:
Net income - basic	$10,196	$7,987	$20,548	$16,175
Net income - diluted	$10,196	$7,987	$20,548	$16,175

Denominator:
Weighted average shares outstanding - basic	6,740,312	6,896,030	6,758,720	6,973,039
Plus: Effect of Director Compensation Program	307	406	588	875
Plus: Effect of restricted stock	24,267	17,704	24,267	17,704
Weighted average shares outstanding - diluted	6,764,886	6,914,140	6,783,575	6,991,618

Earnings per common share:
Basic	$1.51	$1.16	$3.04	$2.32
Diluted	$1.51	$1.16	$3.03	$2.31

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
Financial results for the banking operations segment are presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest and dividend income	$36,730	$33,681	$72,538	$66,699
Interest expense	10,911	11,894	22,109	23,549
Provision for credit losses	450	300	900	600
Noninterest income	4,718	5,098	9,990	10,026
Depreciation and amortization	878	749	1,729	1,480
Other operating expenses	16,489	15,940	32,226	31,082
Income before income tax expense	$12,720	$9,896	$25,564	$20,014
Income tax expense	2,524	1,909	5,016	3,839
Segment net income	$10,196	$7,987	$20,548	$16,175
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$10,196	$7,987	$20,548	$16,175
Banking operations segment assets were $3.17 billion and $3.15 billion as of June 30, 2025 and December 31, 2024, respectively.
12.    Subsequent Events
On August 7, 2025, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of the Company’s common stock, no par value per share, for a total purchase price of approximately $5.3 million. This repurchase was supplemental to the Company’s 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2024 through June 30, 2025, and on our results of operations for the quarters ended June 30, 2025 and March 31, 2025, and for the six months ended June 30, 2025 and June 30, 2024.
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
SECOND QUARTER 2025 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the second quarter of 2025, we had an improved net interest margin and steady loan growth, which resulted in higher net interest income. We completed a significant private stock repurchase transaction, which complemented our public stock repurchase program activity. Also, in the second quarter, we revised our credit card program.
•Net income for the second quarter of 2025 was $10.2 million, or $1.51 diluted EPS, a decrease of $156,000, or 1.5%, compared to $10.4 million, or $1.52 diluted EPS, for the first quarter of 2025. Net income for the second quarter was impacted by a $1.2 million increase in net interest income, which was offset by a $554,000 decrease in noninterest income, along with an expected $779,000 increase in operating expenses. Net income for the first quarter benefited from approximately $620,000 of periodic items that reduced operating expenses.
•For the second quarter of 2025, the return on assets was 1.30%, and the return on equity was 12.27%.
•Net interest income and net interest margin FTE increased for the second quarter of 2025 compared to the prior quarter. Net interest income for the second quarter of 2025 was $25.8 million, which was $1.2 million, or 4.9%, higher than $24.6 million for the prior quarter. Net interest margin FTE increased 14 bps to 3.36% for the second quarter of 2025, compared to 3.22% for the prior quarter. These improvements were the result of higher securities and loan yields and a lower cost of deposits, along with an improved asset mix.
•As of June 30, 2025, assets were $3.17 billion, which was $18.3 million, or 0.6%, lower than March 31, 2025. This slight decrease was mainly due to a $15.1 million decrease in deposits.
•Deposits totaled $2.81 billion as of June 30, 2025, a decrease of $15.1 million, or 0.5%, compared to $2.83 billion as of March 31, 2025. In the second quarter of 2025, deposit activity was normal and included the seasonal outflow of funds for income tax payments.
•As of June 30, 2025, loans HFI were $2.14 billion, which was $23.8 million, or 1.1%, higher than $2.11 billion as of March 31, 2025. In the second quarter of 2025, we had steady new loan closing activity, combined with funding of loan construction commitments.
•As of June 30, 2025, total securities were $697.3 million, which was fairly consistent with $699.5 million as of March 31, 2025. We were able to reinvest the cash flows of maturing securities into securities with higher yields.

•As of June 30, 2025, liquid assets, which are cash and cash equivalents, were $210.4 million, and the liquid assets to assets ratio was 6.64%. We do not have any borrowings, brokered deposits, or internet-sourced deposits.
•As of June 30, 2025, NPAs were $1.3 million, or 0.04% of assets, and the ACL was $22.2 million, or 1.04% of loans HFI.
•We paid a quarterly cash dividend of $0.12 per common share in the second quarter of 2025.
•The 2025 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. No shares were repurchased in the first quarter of 2025. In the second quarter of 2025, we repurchased 11,748 shares on the open market at an aggregate cost of $656,000, excluding excise tax. As of June 30, 2025, the 2025 stock repurchase program had $4.3 million of available capacity.
•On May 22, 2025, we entered into a privately negotiated stock repurchase agreement for the repurchase of 100,000 shares of our common stock at a purchase price of $5.1 million, excluding excise tax. This repurchase was supplemental to our 2025 stock repurchase program.
•In the second quarter of 2025, we changed our credit card program provider to align with our debit card program provider.
•On July 24, 2025, our board of directors announced that the cash dividend for the third quarter of 2025 will be $0.15 per common share, which is a 25.0% increase from $0.12 per common share paid for each of the first and second quarters of 2025.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2024 to June 30, 2025
(in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,168,092	$3,149,594	18,498	0.6%
Interest-bearing deposits in other banks	$167,989	$238,417	(70,428)	(29.5%)
Securities available-for-sale, at fair value	$566,981	$550,148	16,833	3.1%
Securities held-to-maturity, at amortized cost	$127,305	$131,796	(4,491)	(3.4%)
Loans held for investment	$2,138,580	$2,075,013	63,567	3.1%
Total deposits	$2,810,605	$2,805,106	5,499	0.2%
Total stockholders’ equity	$335,350	$319,739	15,611	4.9%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$10,196	$10,352	$7,987	$20,548	$16,175

Per Common Share Data:
Earnings per share, basic	$1.51	$1.53	$1.16	$3.04	$2.32
Earnings per share, diluted	$1.51	$1.52	$1.16	$3.03	$2.31
Book value per share	$50.23	$49.18	$44.58	$50.23	$44.58
Tangible book value per share(1,2)	$50.00	$48.95	$44.35	$50.00	$44.35
Realized book value per share(1,3)	$58.92	$57.49	$53.54	$58.92	$53.54
Cash dividends per share	$0.12	$0.12	$0.09	$0.24	$0.18
Shares outstanding	6,676,609	6,777,657	6,886,928	6,676,609	6,886,928
Weighted average shares outstanding, basic	6,740,312	6,777,332	6,896,030	6,758,720	6,973,039
Weighted average shares outstanding, diluted	6,764,886	6,796,707	6,914,140	6,783,575	6,991,618

Summary Performance Ratios:
Return on average assets	1.30%	1.32%	1.05%	1.31%	1.06%
Return on average equity	12.27%	12.85%	10.69%	12.55%	10.73%
Net interest margin	3.31%	3.17%	2.87%	3.24%	2.83%
Net interest margin FTE(4)	3.36%	3.22%	2.92%	3.29%	2.89%
Efficiency ratio(5)	56.87%	55.51%	62.07%	56.20%	61.23%
Loans HFI to deposits ratio	76.09%	74.84%	75.38%	76.09%	75.38%
Noninterest-bearing deposits to deposits ratio	31.95%	32.08%	32.87%	31.95%	32.87%
Noninterest income to average assets	0.60%	0.67%	0.67%	0.64%	0.66%
Operating expense to average assets	2.21%	2.12%	2.19%	2.16%	2.13%

Summary Credit Quality Ratios:
NPAs to assets	0.04%	0.16%	0.11%	0.04%	0.11%
Nonperforming loans to loans HFI	0.05%	0.24%	0.16%	0.05%	0.16%
ACL to loans HFI	1.04%	1.03%	1.06%	1.04%	1.06%
Net charge-offs to average loans	0.00%	0.02%	0.01%	0.02%	0.02%

Capital Ratios:
Stockholders’ equity to assets	10.59%	10.46%	10.07%	10.59%	10.07%
Tangible common equity to tangible assets(1,6)	10.54%	10.42%	10.02%	10.54%	10.02%
Total risk-based capital to risk-weighted assets	18.33%	18.25%	18.01%	18.33%	18.01%
Tier I risk-based capital to risk-weighted assets	17.32%	17.25%	16.99%	17.32%	16.99%
Common equity Tier I capital to risk-weighted assets	17.32%	17.25%	16.99%	17.32%	16.99%
Tier I risk-based capital to average assets	12.18%	12.01%	11.74%	12.18%	11.74%
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

RESULTS OF OPERATIONS
Net income for the second quarter of 2025 was $10.2 million, or $1.51 diluted EPS, a decrease of $156,000, or 1.5%, compared to $10.4 million, or $1.52 diluted EPS, for the first quarter of 2025. The decrease in net income was due to a $779,000 increase in operating expenses, a $554,000 decrease in noninterest income, and a $32,000 increase in income tax expense, partially offset by a $1.2 million increase in net interest income. The return on assets for the second quarter of 2025 was 1.30%, compared to 1.32% for the first quarter of 2025. The return on equity was 12.27% for the second quarter of 2025, compared to 12.85% for the first quarter of 2025. Our efficiency ratio for the second quarter of 2025 was 56.87%, compared to 55.51% for the first quarter of 2025.
Net income for the six months ended June 30, 2025, was $20.5 million, or $3.03 diluted EPS, an increase of $4.4 million, or 27.0%, compared to $16.2 million, or $2.31 diluted EPS, for the six months ended June 30, 2024. The increase in net income was due to a $7.3 million increase in net interest income, partially offset by a $1.4 million increase in operating expenses, a $1.2 million increase in income tax expense, a $300,000 increase in the provision for credit losses, and a $36,000 decrease in noninterest income. The return on assets for the six months ended June 30, 2025, was 1.31%, compared to 1.06% for the six months ended June 30, 2024. The return on equity was 12.55% for the six months ended June 30, 2025, compared to 10.73% for the six months ended June 30, 2024. Our efficiency ratio for the six months ended June 30, 2025, was 56.20%, compared to 61.23% for the six months ended June 30, 2024.
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
In the first half of 2024, the target range for the federal funds rate was consistent at 5.25%-5.50%. In September of 2024, the FOMC decreased the federal funds rate by 50 bps and then by an additional 50 bps during the fourth quarter of 2024, reducing the target federal funds range to 4.25%-4.50%. The target range for the federal funds rate was unchanged in the first half of 2025. The average effective federal funds rate was 4.33% for the first and second quarters of 2025, compared to 5.33% for the first six months of 2024. Net interest income and net interest margin FTE increased in the second quarter of 2025, compared to the prior quarter. Also, net interest income and net interest margin FTE increased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Second Quarter of 2025 vs. First Quarter of 2025
Net interest income for the second quarter of 2025 was $25.8 million, which was $1.2 million, or 4.9%, higher than the first quarter of 2025, due to a $922,000 increase in interest and dividend income, combined with a $287,000 decrease in interest expense. The increase in interest and dividend income was mainly due to higher interest income on loans, partially offset by lower interest income on short-term liquid assets. Loan income increased $1.2 million due to higher yields on loans, combined with higher average loan balances. The income on short-term liquid assets decreased $598,000 due to a $57.5 million decrease in the average balance of these funds. The decrease in interest expense was due to lower rates on time deposits, along with a lower average balance on interest-bearing transaction deposits.
The net interest margin FTE increased 14 bps to 3.36% for the second quarter of 2025, compared to 3.22% for the prior quarter. This increase was due to improved yields on securities and loans, combined with lower deposit costs. The yield on securities increased 12 bps, primarily due to reinvesting lower yielding securities cash flows into higher yielding securities. The yield on loans increased 9 bps due to higher rates on new and renewed loans compared to the prior quarter. The average rate on new and renewed loans was 7.14% for the second quarter of 2025 and 7.02% for the prior quarter. The cost of deposits decreased 5 bps to 1.56% for the second quarter of 2025, compared to 1.61% for the previous quarter, primarily due to maturing time deposits repricing at lower rates.
The FOMC kept the federal funds rate consistent in the first half of 2025, with the target federal funds range remaining at 4.25%-4.50%. The market’s expectation is that the FOMC may lower the target range of the federal funds rate in the second half of 2025. During the remainder of 2025, we anticipate receiving approximately $50.0 million in securities cash flows with an average yield of 3.47%, and we project approximately $112.7 million of fixed rate loans will mature with an average yield of 6.14%. We expect to redeploy these balances into slightly higher yielding assets. Additionally, during the second half of 2025, we expect $439.0 million of time deposits to mature with an average rate of 3.71%. We anticipate maintaining a fairly consistent cost of deposits in the second half of 2025. As of June 30, 2025, floating rate loans were 18.0% of loans HFI, and floating rate transaction deposits were 8.9% of interest-bearing transaction deposits. Depending on balance sheet activity, the movement in interest rates, and the economic outlook, we expect the net interest income and net interest margin FTE to increase slightly in the third and fourth quarters of 2025.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2025 and March 31, 2025:

	For the Three Months Ended
	June 30, 2025			March 31, 2025
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,123,613	$29,500	5.50%	$2,089,712	$28,270	5.41%
Securities - taxable	573,069	4,169	2.91%	559,752	3,871	2.77%
Securities - tax-exempt	187,245	979	2.09%	189,729	985	2.08%
Interest-bearing deposits in other banks	186,283	2,063	4.38%	243,751	2,661	4.37%
Nonmarketable equity securities	2,351	19	3.25%	2,330	21	3.56%
Total interest-earning assets	3,072,561	$36,730	4.74%	3,085,274	$35,808	4.64%
Allowance for credit losses	(21,994)			(21,789)
Noninterest-earning assets	104,969			107,295
Total assets	$3,155,536			$3,170,780
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,282,240	$5,472	1.71%	$1,341,885	$5,641	1.70%
Time deposits	597,433	5,439	3.65%	592,368	5,557	3.80%
Total interest-bearing deposits	1,879,673	10,911	2.33%	1,934,253	11,198	2.35%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,879,673	$10,911	2.33%	1,934,253	$11,198	2.35%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	919,770			884,484
Accrued interest and other liabilities	22,706			25,336
Total noninterest-bearing liabilities	942,476			909,820
Stockholders’ equity	333,387			326,707
Total liabilities and stockholders’ equity	$3,155,536			$3,170,780
Net interest income		$25,819			$24,610
Net interest spread			2.41%			2.29%
Net interest margin			3.31%			3.17%
Net interest margin FTE(3)			3.36%			3.22%
Cost of deposits			1.56%			1.61%
Cost of funds			1.42%			1.47%
(1)Includes average outstanding balances of loans HFS of $2.5 million and $2.6 million for the three months ended June 30, 2025 and March 31, 2025, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
Net interest income for the six months ended June 30, 2025 was $50.4 million, which was $7.3 million, or 16.9%, higher than $43.2 million for the six months ended June 30, 2024. Net interest income increased due to a $5.8 million increase in interest and dividend income, combined with a $1.4 million decrease in interest expense.
The increase in interest and dividend income for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, was due to higher interest income on loans and securities, partially offset by a decrease in interest income on short-term liquid assets. Loan income increased $5.0 million due to higher rates on new and renewed loans compared to the existing portfolio yield, combined with higher average loan balances. Securities income increased $1.9 million primarily due to reinvesting lower yielding securities cash flows into higher yielding securities. Interest income on short-term liquid assets decreased $1.0 million due to the FOMC lowering the federal funds rate during the second half of 2024. The decrease in interest expense for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, was due to lower rates on total interest-bearing deposits, partially offset by a higher average balance in these deposits.
Net interest margin FTE increased 40 bps to 3.29% for the six months ended June 30, 2025, from 2.89% for the six months ended June 30, 2024, primarily due to higher yields on securities and loans, combined with lower deposit costs.

These positive variances were partially offset by a 104 bp decrease to the yield on short-term liquid assets, due to the lower average federal funds rate for the six months ended June 30, 2025.
The yield on securities increased 49 bps mainly due to reinvesting lower yielding securities cash flows into higher yielding securities. The yield on loans increased 31 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The cost of deposits decreased 13 bps to 1.59% for the six months ended June 30, 2025, from 1.72% for the six months ended June 30, 2024, due to a 24 bp decrease in the rate on interest-bearing deposits. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits decreased 42 and 13 bps, respectively. These decreases occurred as we adjusted rates on selected transaction and time deposits during the second half of 2024 in response to the federal funds rate decreases by the FOMC. We also lowered selected time deposit rates in the first quarter of 2025.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,106,756	$57,771	5.46%	$2,028,833	$52,775	5.15%
Securities - taxable	566,448	8,040	2.84%	558,032	6,117	2.19%
Securities - tax-exempt	188,480	1,963	2.08%	195,886	2,015	2.06%
Interest-bearing deposits in other banks	214,858	4,724	4.38%	211,985	5,748	5.42%
Nonmarketable equity securities	2,340	40	3.41%	2,251	44	3.94%
Total interest-earning assets	3,078,882	$72,538	4.69%	2,996,987	$66,699	4.41%
Allowance for credit losses	(21,892)			(21,528)
Noninterest-earning assets	106,126			98,559
Total assets	$3,163,116			$3,074,018
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,311,898	$11,113	1.71%	$1,245,917	$11,381	1.84%
Time deposits	594,914	10,996	3.73%	588,984	12,168	4.15%
Total interest-bearing deposits	1,906,812	22,109	2.34%	1,834,901	23,549	2.58%
Other borrowings	—	—	—%	1	—	4.78%
Total interest-bearing liabilities	1,906,812	$22,109	2.34%	1,834,902	$23,549	2.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	902,224			911,022
Accrued interest and other liabilities	24,014			24,961
Total noninterest-bearing liabilities	926,238			935,983
Stockholders’ equity	330,066			303,133
Total liabilities and stockholders’ equity	$3,163,116			$3,074,018
Net interest income		$50,429			$43,150
Net interest spread			2.35%			1.83%
Net interest margin			3.24%			2.83%
Net interest margin FTE(3)			3.29%			2.89%
Cost of deposits			1.59%			1.72%
Cost of funds			1.45%			1.58%
(1)Includes average outstanding balances of loans HFS of $2.6 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025 vs. March 31, 2025			June 30, 2025 vs. June 30, 2024
	Increase (Decrease) Due to Change in		Total Increase	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$459	$771	$1,230	$2,028	$2,968	$4,996
Securities - taxable	92	206	298	92	1,831	1,923
Securities - tax-exempt	(13)	7	(6)	(76)	24	(52)
Interest-bearing deposits in other banks	(628)	30	(598)	79	(1,103)	(1,024)
Nonmarketable equity securities	—	(2)	(2)	2	(6)	(4)
Total interest-earning assets	$(90)	$1,012	$922	$2,125	$3,714	$5,839
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(251)	$82	$(169)	$603	$(871)	$(268)
Time deposits	48	(166)	(118)	123	(1,295)	(1,172)
Total interest-bearing deposits	(203)	(84)	(287)	726	(2,166)	(1,440)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$(203)	$(84)	$(287)	$726	$(2,166)	$(1,440)
Increase (decrease) in net interest income	$113	$1,096	$1,209	$1,399	$5,880	$7,279
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	Increase (Decrease)
Provision for credit losses	$450	$450	$—	—%
The provision for credit losses for the second quarter of 2025 was $450,000 for loans, which was consistent with the prior quarter. The provision in the first and second quarters of 2025 was due to loan growth, combined with uncertainty regarding tariffs and trade. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	Increase (Decrease)
Provision for credit losses	$900	$600	$300	50.0%
The provision for credit losses for the six months ended June 30, 2025 was $900,000 for loans, an increase of $300,000, or 50.0%, from $600,000 for the six months ended June 30, 2024. The increase for the first six months of 2025 was related to loan growth, combined with uncertainty regarding tariffs and trade. The provision for the first six months of 2024 was due to the inflationary environment, changing monetary policy, economic forecasts, and loan growth.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Second Quarter of 2025 vs. First Quarter of 2025
Noninterest income decreased $554,000 to $4.7 million for the second quarter of 2025 compared to $5.3 million for the first quarter of 2025. The decrease in noninterest income was mainly due to lower brokerage income and SBIC income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,337	$1,383	$(46)	(3.3%)
Debit card income, net	1,081	992	89	9.0%
Mortgage loan income	567	530	37	7.0%
Brokerage income	989	1,325	(336)	(25.4%)
Loan and deposit income	418	459	(41)	(8.9%)
Bank-owned life insurance income	224	213	11	5.2%
Gain (Loss) on equity securities	9	44	(35)	(79.5%)
SBIC income	47	280	(233)	(83.2%)
Other income (loss)	46	46	—	—%
Total noninterest income	$4,718	$5,272	$(554)	(10.5%)
Brokerage income decreased $336,000 to $989,000 for the second quarter of 2025, compared to the prior quarter. The lower income in the second quarter of 2025 was due to decreased investing activity by clients. Assets under management were $1.19 billion as of June 30, 2025, and $1.14 billion as of March 31, 2025.
SBIC income decreased $233,000 to $47,000 for the second quarter of 2025, compared to the prior quarter. This decrease was mainly due to fund value adjustments as an SBIC fund enters its wind-down phase. We expect SBIC income to fluctuate in future quarters.
Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
Noninterest income was $10.0 million for the six months ended June 30, 2025, consistent with the six months ended June 30, 2024. A decrease in SBIC income and loan and deposit income was offset by an increase in brokerage income and net debit card income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,719	$2,735	$(16)	(0.6%)
Debit card income, net	2,074	1,971	103	5.2%
Mortgage loan income	1,097	1,106	(9)	(0.8%)
Brokerage income	2,314	1,880	434	23.1%
Loan and deposit income	877	984	(107)	(10.9%)
Bank-owned life insurance income	437	418	19	4.5%
Gain (Loss) on equity securities	53	(44)	97	220.5%
SBIC income	327	806	(479)	(59.4%)
Other income (loss)	92	170	(78)	(45.9%)
Total noninterest income	$9,990	$10,026	$(36)	(0.4%)
SBIC income decreased $479,000 to $327,000 for the six months ended June 30, 2025, compared to the same period prior year. This decrease was mainly due to fund value adjustments in the first half of 2025 as an SBIC fund enters its wind-down phase. In the first half of 2024, we received $114,000 of distribution payments, in addition to normal income.
Loan and deposit income decreased $107,000 to $877,000 for the six months ended June 30, 2025, compared to the same period prior year. Credit card income, net of expenses, is reported in loan and deposit income. In the second quarter of 2025, we changed our credit card program provider to align with our debit card program provider, which resulted in increased credit card expenses.
Brokerage income increased $434,000 to $2.3 million for the six months ended June 30, 2025, compared to the same period prior year, due to increased investing activity by clients in the first half of 2025. Assets under management were $1.19 billion and $1.09 billion as of June 30, 2025 and 2024, respectively.
Debit card income, net, increased $103,000 to $2.1 million for the six months ended June 30, 2025, compared to the same period prior year. For the six months ended June 30, 2025, debit card expenses were lower due to the new debit card provider contract. The first half of 2024 benefited from $145,000 of nonrecurring income due to the termination of our prior debit card provider contract.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Second Quarter of 2025 vs. First Quarter of 2025
Operating expenses increased $779,000 to $17.4 million for the second quarter of 2025, compared to $16.6 million for the first quarter of 2025. The increase in operating expenses was mainly due to higher data processing expense, loan and deposit expenses, and personnel expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,216	$10,023	$193	1.9%
Non-staff expenses:
Occupancy and equipment expenses	1,753	1,794	(41)	(2.3%)
Technology expenses	821	835	(14)	(1.7%)
Advertising	286	333	(47)	(14.1%)
Other business development expenses	455	558	(103)	(18.5%)
Data processing expense	721	288	433	150.3%
Other taxes	609	612	(3)	(0.5%)
Loan and deposit expenses	398	62	336	541.9%
Legal and professional expenses	612	632	(20)	(3.2%)
Regulatory assessment expenses	388	391	(3)	(0.8%)
Other operating expenses	1,108	1,060	48	4.5%
Total operating expenses	$17,367	$16,588	$779	4.7%
Data processing expense increased $433,000 to $721,000 for the second quarter of 2025, compared to the prior quarter. The first quarter of 2025 benefited from the receipt of a $447,000 periodic refund from our data processing center.
Loan and deposit expenses increased $336,000 to $398,000 for the second quarter of 2025, compared to the prior quarter. The first quarter of 2025 benefited from the receipt of a $173,000 negotiated, variable rebate from a vendor. Also, in the second quarter of 2025, there was an increase in loan-related expenses due to the timing of mortgage expenses and higher collections expense.
Personnel expenses increased $193,000 to $10.2 million for the second quarter of 2025, compared to the prior quarter. This increase was primarily due to annual raises effective April 2025. As of June 30, 2025 and March 31, 2025, we had 374 and 375 total employees, respectively.
Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
Operating expenses increased $1.4 million to $34.0 million for the six months ended June 30, 2025, compared to $32.6 million for the six months ended June 30, 2024. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, technology expenses, loan and deposit expenses, and data processing expense.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	Increase (Decrease)
Operating expenses:
Personnel expenses	$20,239	$19,154	$1,085	5.7%
Non-staff expenses:
Occupancy and equipment expenses	3,548	3,314	234	7.1%
Technology expenses	1,655	1,433	222	15.5%
Advertising	619	745	(126)	(16.9%)
Other business development expenses	1,013	1,068	(55)	(5.1%)
Data processing expense	1,009	998	11	1.1%
Other taxes	1,221	1,237	(16)	(1.3%)
Loan and deposit expenses	460	267	193	72.3%
Legal and professional expenses	1,244	1,347	(103)	(7.6%)
Regulatory assessment expenses	779	805	(26)	(3.2%)
Other operating expenses	2,168	2,194	(26)	(1.2%)
Total operating expenses	$33,955	$32,562	$1,393	4.3%
Personnel expenses increased $1.1 million to $20.2 million for the six months ended June 30, 2025, compared to the same period prior year. This increase was primarily due to an increase in headcount and increased revenue-based commission compensation. As of June 30, 2025 and 2024, we had 374 and 361 total employees, respectively.
Occupancy and equipment expenses increased $234,000 to $3.5 million for the six months ended June 30, 2025, compared to the same period prior year. This increase was primarily due to an increase in maintenance expense, a full period of expenses related to our New Orleans market 2024 expansion, and nonrecurring expenses related to a banking center renovation. The same period prior year had $67,000 of non-recurring expenses related to our new location in the New Orleans market and other 2024 property renovations.
Technology expenses increased $222,000 to $1.7 million for the six months ended June 30, 2025, compared to the same period prior year. This increase was primarily due to continued software technology enhancements and upgrades.
Loan and deposit expenses increased $193,000 to $460,000 for the six months ended June 30, 2025, compared to the same period prior year. In the first quarter of 2025, we received a $173,000 negotiated, variable rebate from a vendor compared to a $262,000 similar rebate in the same period prior year. Also, in the second quarter of 2025, there was an increase in loan-related expenses due to the timing of mortgage expenses and higher collections expense.
Data processing expense increased $11,000 to $1.0 million for the six months ended June 30, 2025, compared to the same period prior year. This increase was due to new expenses and $25,000 of nonrecurring implementation fees related to our first quarter 2025 online, mobile banking, and bill payment system upgrades. This increase was partially offset by the receipt of a $447,000 periodic refund from our data processing center in the first quarter of 2025, compared to a $284,000 similar refund in the same period prior year.
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

The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	Increase (Decrease)
Income tax expense	$2,524	$2,492	$32	1.3%
For the quarters ended June 30, 2025 and March 31, 2025, income tax expense remained consistent at $2.5 million. The slight increase in income tax expense was due to the increase to our accrued tax rate during the second quarter of 2025. Our effective income tax rates for the quarters ended June 30, 2025 and March 31, 2025, were 19.8% and 19.4%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	Increase (Decrease)
Income tax expense	$5,016	$3,839	$1,177	30.7%
For the six months ended June 30, 2025 and 2024, income tax expense totaled $5.0 million and $3.8 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the six months ended June 30, 2025 and 2024, were 19.6% and 19.2%, respectively.
FINANCIAL CONDITION
As of June 30, 2025, assets were $3.17 billion, which was $18.5 million, or 0.6%, higher than $3.15 billion as of December 31, 2024. Total deposits were consistent at $2.81 billion as of June 30, 2025 and December 31, 2024. Cash and cash equivalents decreased $58.5 million, or 21.8%, to $210.4 million and were 6.64% of assets as of June 30, 2025. Total securities increased $12.4 million, or 1.8%, to $697.3 million and were 22.01% of assets as of June 30, 2025. Loans HFI increased $63.6 million, or 3.1%, to $2.14 billion as of June 30, 2025. As of June 30, 2025, and December 31, 2024, we had no borrowings. Stockholders’ equity increased $15.6 million during the first six months of 2025 to $335.4 million as of June 30, 2025. As of June 30, 2025, the loans HFI to deposits ratio was 76.09%, compared to 73.97% as of December 31, 2024, and the noninterest-bearing deposits to total deposits ratio was 31.95%, compared to 30.89% as of December 31, 2024.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of June 30, 2025. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of June 30, 2025, interest-bearing deposits in other banks were $168.0 million and 5.3% of assets, a decrease of $70.4 million, or 29.5%, compared to $238.4 million and 7.6% of assets as of December 31, 2024. This decrease was primarily due to funding loan and securities growth, which exceeded deposit growth in the first half of 2025.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of June 30, 2025, our total securities portfolio was 22.0% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $694.3 million as of June 30, 2025, an increase of $12.3 million, or 1.8%, from $681.9 million as of December 31, 2024.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2025, the estimated fair value of securities AFS was $567.0 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $2.2 million for the six months ended June 30, 2025, resulting in a net unrealized loss of $61.1 million as of June 30, 2025, compared to a net unrealized loss of $63.2 million as of December 31, 2024.

Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2025, the amortized cost of securities HTM was $127.3 million. Securities HTM had an unrealized loss of $22.4 million as of June 30, 2025, compared to an unrealized loss of $22.8 million as of December 31, 2024.
Investment activity for the six months ended June 30, 2025, included $68.5 million of securities purchased, partially offset by $58.4 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 2.79% for the six months ended June 30, 2025, compared to 2.30% for the six months ended June 30, 2024. The increase in yield was primarily due to reinvesting lower yielding securities cash flows received between June 30, 2024 and June 30, 2025, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of June 30, 2025, the average life of our securities portfolio was 6.7 years with an estimated effective duration of 4.8 years. As of December 31, 2024, the average life of our securities portfolio was 7.0 years with an estimated effective duration of 4.9 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2025, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$365,751	$870	$(23,751)	$342,870
Municipal bonds	197,906	—	(36,847)	161,059
U.S. agency securities	64,418	28	(1,394)	63,052
Total Securities AFS	$628,075	$898	$(61,992)	$566,981

Securities HTM:
Mortgage-backed securities	$126,368	$—	$(22,338)	$104,030
U.S. agency securities	937	—	(83)	854
Total Securities HTM	$127,305	$—	$(22,421)	$104,884

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

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

	Contractual Maturity as of June 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$384	3.81%	$8,568	4.21%	$43,700	1.78%	$290,218	3.48%	$342,870	3.28%
Municipal bonds	3,237	1.58%	10,698	2.30%	36,225	2.19%	110,899	2.10%	161,059	2.12%
U.S. agency securities	1,299	1.46%	4,239	2.73%	40,277	4.66%	17,237	3.83%	63,052	4.23%
Total Securities AFS	$4,920	1.72%	$23,505	3.06%	$120,202	2.82%	$418,354	3.08%	$566,981	3.02%
(1)Tax equivalent projected book yield as of June 30, 2025.
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

	Contractual Maturity as of June 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$126,368	2.46%	$126,368	2.46%
U.S. agency securities	—	—%	—	—%	937	2.61%	—	—%	937	2.61%
Total Securities HTM	$—	—%	$—	—%	$937	2.61%	$126,368	2.46%	$127,305	2.46%
(1)Tax equivalent projected book yield as of June 30, 2025.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of June 30, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $53,000 for the six months ended June 30, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of June 30, 2025, loans HFI were $2.14 billion, an increase of $63.6 million, or 3.1%, compared to $2.08 billion as of December 31, 2024. In the first six months of 2025, we had steady new loan closing activity, combined with funding of loan construction commitments.

Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	June 30, 2025		December 31, 2024		Change from December 31, 2024 to June 30, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$883,586	41.3%	$884,641	42.6%	$(1,055)	(0.1%)
One-to-four family residential	623,477	29.2%	614,551	29.6%	8,926	1.5%
Construction and development	194,195	9.1%	155,229	7.5%	38,966	25.1%
Commercial and industrial	348,917	16.3%	327,086	15.8%	21,831	6.7%
Tax-exempt	60,524	2.8%	64,930	3.1%	(4,406)	(6.8%)
Consumer	27,881	1.3%	28,576	1.4%	(695)	(2.4%)
Total loans HFI	$2,138,580	100.0%	$2,075,013	100.0%	$63,567	3.1%
Total loans HFS	$4,711		$2,547		$2,164	85.0%
Average loan HFI size, excluding credit cards	$262		$250		$12	4.8%
CRE loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $52.1 million, or 2.4% of loans HFI, as of June 30, 2025, and $56.4 million, or 2.7% of loans HFI, as of December 31, 2024. The properties are primarily centered in low-rise suburban areas. As of June 30, 2025 and December 31, 2024, the average CRE loan size was $960,000 and $953,000, respectively.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of June 30, 2025, health care loans were $171.6 million, or 8.0% of loans HFI, compared to $167.3 million, or 8.1% of loans HFI, as of December 31, 2024. The average health care loan size was $378,000 as of June 30, 2025 and $372,000 as of December 31, 2024. Within the health care sector, loans to nursing and residential care facilities were 4.0% of loans HFI as of June 30, 2025, and 4.4% as of December 31, 2024. Loans to physician and dental practices were 3.4% of loans HFI as of June 30, 2025 and December 31, 2024.
Energy loans were 1.4% of loans HFI as of June 30, 2025 and December 31, 2024.
Geographic Markets
As of June 30, 2025, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	June 30, 2025
(dollars in thousands)	Amount	Percent
Central	$593,341	27.7%
Capital	593,223	27.7%
Northwest	341,116	16.0%
New Orleans	201,784	9.4%
Southwest	181,986	8.6%
Northshore	119,228	5.6%
Acadiana	107,902	5.0%
Total loans HFI	$2,138,580	100.0%
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

NPAs totaled $1.3 million as of June 30, 2025, a decrease of $1.9 million, or 59.4%, from $3.3 million as of December 31, 2024. This decrease was primarily due to a past due loan that was brought current by the customer in April 2025, principal payments received on nonaccrual loans, including two legacy nonaccrual loans in April 2025, and charge-offs. The ratio of NPAs to assets was 0.04% as of June 30, 2025, and 0.10% as of December 31, 2024.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonperforming loans:
Nonaccrual loans	$1,098	$2,968
Accruing loans 90 or more days past due	21	266
Total nonperforming loans	1,119	3,234
Foreclosed assets:
Real estate	208	38
Total foreclosed assets	208	38
Total NPAs	$1,327	$3,272

Nonaccrual loans to loans HFI	0.05%	0.14%
Nonperforming loans to loans HFI	0.05%	0.16%
NPAs to assets	0.04%	0.10%
Nonaccrual loans are summarized below by category:

(in thousands)	June 30, 2025	December 31, 2024
Real estate:
Commercial real estate	$—	$734
One-to-four family residential	948	686
Construction and development	—	920
Commercial and industrial	75	554
Tax-exempt	—	—
Consumer	75	74
Total nonaccrual loans	$1,098	$2,968
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.

The following table summarizes loans HFI by risk rating:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,122,395	99.3%	$2,060,335	99.3%
Special Mention	11,120	0.5%	8,330	0.4%
Substandard	5,065	0.2%	6,348	0.3%
Total loans HFI	$2,138,580	100.0%	$2,075,013	100.0%
There were no loans as of June 30, 2025 or December 31, 2024, classified as doubtful or loss.
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
As of June 30, 2025, the ACL was $22.2 million, or 1.04% of loans HFI. As of December 31, 2024, the ACL totaled $21.7 million, or 1.05% of loans HFI. The $491,000 increase in the ACL for the six months ended June 30, 2025, was due to $900,000 from the provision for credit losses on loans, partially offset by $409,000 of net charge-offs.
The provision for credit losses for the six months ended June 30, 2025 was $900,000 for loans, an increase of $300,000, or 50.0%, from $600,000 for the six months ended June 30, 2024. The increase for the first six months of 2025 was related to loan growth, combined with uncertainty regarding tariffs and trade. The provision for the first six months of 2024 was due to the inflationary environment, changing monetary policy, economic forecasts, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.

The following table displays activity in the ACL for June 30, 2025, and June 30, 2024:

	As of and For the Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Loans HFI	$2,138,580	$2,047,890
Nonaccrual loans	$1,098	$3,168
Average loans	$2,106,756	$2,028,833

Allowance at beginning of period	$21,731	$21,336
Provision for credit losses	900	600
Charge-offs:
Real estate:
Commercial real estate	(19)	—
One-to-four family residential	(22)	—
Construction and development	(250)	—
Commercial and industrial	(46)	(211)
Consumer	(161)	(231)
Total charge-offs	(498)	(442)
Recoveries:
Real estate:
One-to-four family residential	12	5
Commercial and industrial	11	54
Consumer	66	74
Total recoveries	89	133
Net (charge-offs)/recoveries	(409)	(309)
Allowance at end of period	$22,222	$21,627

ACL to loans HFI	1.04%	1.06%
ACL to nonaccrual loans	2,023.86%	682.67%
Net charge-offs to average loans	0.02%	0.02%
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
Total deposits were consistent at $2.81 billion as of June 30, 2025 and December 31, 2024. The $5.5 million increase was primarily a result of higher balances in commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Noninterest-bearing deposits increased by $31.5 million, or 3.6%, to $898.0 million as of June 30, 2025. Noninterest-bearing deposits as a percentage of total deposits were 31.95% as of June 30, 2025, compared to 30.89% as of December 31, 2024. Interest-bearing deposits decreased by $26.0 million, or 1.3%, to $1.91 billion as of June 30, 2025.
The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of June 30, 2025 and December 31, 2024, the average deposit account size was approximately $28,000.

The following table presents our deposits by account type as of the dates indicated:

	June 30, 2025		December 31, 2024		Change from December 31, 2024 to June 30, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$897,997	32.0%	$866,496	30.9%	$31,501	3.6%
Interest-bearing deposits:
Interest-bearing demand deposits	154,870	5.5%	154,720	5.5%	150	0.1%
NOW accounts	416,459	14.8%	467,118	16.7%	(50,659)	(10.8%)
Money market accounts	568,839	20.2%	556,769	19.8%	12,070	2.2%
Savings accounts	172,454	6.2%	169,894	6.1%	2,560	1.5%
Time deposits less than or equal to $250,000	408,171	14.5%	403,096	14.3%	5,075	1.3%
Time deposits greater than $250,000	191,815	6.8%	187,013	6.7%	4,802	2.6%
Total interest-bearing deposits	1,912,608	68.0%	1,938,610	69.1%	(26,002)	(1.3%)
Total deposits	$2,810,605	100.0%	$2,805,106	100.0%	$5,499	0.2%
The following table presents deposits by customer type as of the dates indicated:

	June 30, 2025		December 31, 2024		Change from December 31, 2024 to June 30, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,361,818	48.5%	$1,362,740	48.6%	$(922)	(0.1%)
Commercial	1,223,822	43.5%	1,178,488	42.0%	45,334	3.8%
Public	224,965	8.0%	263,878	9.4%	(38,913)	(14.7%)
Total deposits	$2,810,605	100.0%	$2,805,106	100.0%	$5,499	0.2%
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
Our average deposit balance was $2.80 billion for the three months ended June 30, 2025, a decrease of $19.3 million, or 0.7%, from $2.82 billion for the three months ended March 31, 2025. The average cost of interest-bearing deposits and total deposits for the second quarter of 2025 was 2.33% and 1.56%, respectively, compared to 2.35% and 1.61%, respectively, for the prior quarter. The decrease in the average cost of interest-bearing deposits and total deposits in the second quarter of 2025 as compared to the prior quarter was primarily due to lower time deposit rates. Also, as of June 30, 2025, 8.9% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	June 30, 2025		March 31, 2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$919,770	0.00%	$884,484	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	130,829	3.23%	136,723	3.25%
NOW accounts	422,748	1.31%	467,157	1.30%
Money market accounts	556,265	2.14%	566,541	2.13%
Savings accounts	172,398	0.15%	171,464	0.15%
Time deposits	597,433	3.65%	592,368	3.80%
Total interest-bearing deposits	1,879,673	2.33%	1,934,253	2.35%
Total average deposits	$2,799,443	1.56%	$2,818,737	1.61%

As of June 30, 2025, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $881.7 million, or 31.4% of total deposits, compared to $879.8 million, or 31.4% of total deposits, as of December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of June 30, 2025, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $706.2 million, or 25.1% of total deposits, compared to $667.6 million, or 23.8% of total deposits, as of December 31, 2024. As of June 30, 2025, our cash and cash equivalents of $210.4 million combined with our available borrowing capacity of $1.65 billion equaled 210.8% of our estimated uninsured deposits and 263.2% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	June 30, 2025
Three months or less	$42,390
Over three months through six months	35,499
Over six months through 12 months	12,731
Over 12 months	2,945
Total	$93,565
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is secured by a blanket lien on selected Red River Bank loans that meet FHLB collateral requirements. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by pledged securities and eligible Red River Bank loans that are not pledged to the FHLB. As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of June 30, 2025, was $335.4 million compared to $319.7 million as of December 31, 2024. The $15.6 million, or 4.9%, increase in stockholders’ equity was attributable to $20.5 million of net income for the six months ended June 30, 2025, a $2.2 million, net of tax, market adjustment to AOCI related to securities, and $270,000 of stock compensation, partially offset by the repurchase of 111,748 shares of common stock for $5.8 million, including excise tax, and $1.6 million in cash dividends.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $12.4 million, of which $9.8 million, net of tax, was included in AOCI.
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
For the three and six months ended June 30, 2025, we repurchased 11,748 shares of our common stock at an aggregate cost of $656,000, excluding excise tax, under the stock repurchase program. As of June 30, 2025, we had $4.3 million available for repurchasing our common stock under the 2025 stock repurchase program.
On May 22, 2025, we entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of our common stock for a total purchase price of approximately $5.1 million, excluding excise tax. This repurchase was supplemental to our 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. For the three and six months ended June 30, 2025, $58,000 of stock repurchase excise tax was recorded.

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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of June 30, 2025, we had sufficient liquid assets available and $1.65 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2025, and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $58.2 million, or 2.1%, for the first six months of 2025, compared to the average deposits for the twelve months ended December 31, 2024. The increase in average total deposits was primarily a result of higher balances in customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Our average total loans increased $60.4 million, or 3.0%, for the first six months of 2025, compared to average total loans for the twelve months ended December 31, 2024. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.
As of June 30, 2025, liquid assets were $210.4 million, compared to $269.0 million as of December 31, 2024. The decrease of $58.6 million, or 21.8%, was primarily due to funding loan and securities growth, which exceeded deposit growth for the first six months of 2025. The liquid assets to assets ratio was 6.64% as of June 30, 2025, compared to 8.54% as of December 31, 2024.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of June 30, 2025. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of June 30, 2025, we project receipt of approximately $50.0 million of principal repayments and maturities through December 31, 2025. As of June 30, 2025, approximately $451.2 million, or 66.9%, of the fair value of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of June 30, 2025 and December 31, 2024, our net borrowing capacity from the FHLB was $975.1 million and $931.6 million, respectively. There were no outstanding borrowings from the FHLB as of June 30, 2025 and December 31, 2024.
Another borrowing source is the Federal Reserve Bank’s Discount Window. The Bank has pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, the Bank has been approved for the BIC program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of June 30, 2025, we had a total borrowing capacity of $122.1 million, including $84.4 million through the

BIC program, compared to a total borrowing capacity of $157.8 million, including $118.7 million through the BIC program as of December 31, 2024. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of June 30, 2025 and December 31, 2024.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $100.0 million in federal funds as of June 30, 2025, and $95.0 million as of December 31, 2024. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We had no outstanding balances from these sources as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, we had $509.4 million in unfunded loan commitments and $15.0 million in commitments associated with outstanding standby letters of credit. As of December 31, 2024, we had $509.6 million in unfunded loan commitments and $11.9 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
We are party to various investment commitments in the normal course of business. Our exposure is represented by the contractual amount of these commitments.
In 2014, we committed to an investment into an SBIC limited partnership. As of June 30, 2025, there was a $226,000 outstanding commitment to this partnership.
In 2020, we committed to an additional investment into an SBIC limited partnership. As of June 30, 2025, there was a $1.9 million outstanding commitment to this partnership.
In 2021, we committed to an investment into a bank technology limited partnership. As of June 30, 2025, there was a $352,000 outstanding commitment to this partnership.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.55% as of June 30, 2025.
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

	June 30, 2025		December 31, 2024
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	3.7%	(0.1%)	4.7%	(0.4%)
+200	2.6%	0.7%	3.2%	0.3%
+100	1.4%	0.9%	1.6%	0.6%
Base	—%	—%	—%	—%
-100	(1.4%)	(0.9%)	(1.5%)	(0.2%)
-200	(4.3%)	(5.4%)	(4.4%)	(4.1%)
-300	(6.9%)	(11.8%)	(7.2%)	(11.1%)
The results above, as of June 30, 2025 and December 31, 2024, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of June 30, 2025, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of June 30, 2025, floating rate loans were 18.0% of loans HFI, and floating rate transaction deposits were 8.9% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2025, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2024
Tangible common equity
Total stockholders’ equity	$335,350	$333,316	$306,990
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$333,804	$331,770	$305,444
Realized common equity
Total stockholders’ equity	$335,350	$333,316	$306,990
Adjustments:
Accumulated other comprehensive (income) loss	58,026	56,358	61,732
Total realized common equity (non-GAAP)	$393,376	$389,674	$368,722
Common shares outstanding	6,676,609	6,777,657	6,886,928
Book value per share	$50.23	$49.18	$44.58
Tangible book value per share (non-GAAP)	$50.00	$48.95	$44.35
Realized book value per share (non-GAAP)	$58.92	$57.49	$53.54

Tangible assets
Total assets	$3,168,092	$3,186,432	$3,048,528
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,166,546	$3,184,886	$3,046,982
Total stockholders’ equity to assets	10.59%	10.46%	10.07%
Tangible common equity to tangible assets (non-GAAP)	10.54%	10.42%	10.02%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies - Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2025, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
April 1 - April 30, 2025	—	$—	—	$5,000
May 1 - May 31, 2025(4)	105,871	$51.26	5,871	$4,669
June 1 - June 30, 2025	5,877	$55.98	5,877	$4,337
Total	111,748	$51.51	11,748	$4,337
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
(4)On May 22, 2025, we entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of our common stock for a total purchase price of approximately $5.1 million, excluding excise tax. The repurchase was supplemental to the 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2021, file number 001-38888)

10.1
Stock Repurchase Agreement, dated May 22, 2025, by and between Red River Bancshares, Inc., S3 Dynamics, L.P., and S3 Management, L.L.C. (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2025, file number 001-38888)

10.2
Stock Repurchase Agreement, dated August 7, 2025, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, and John Charles Simpson (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2025, file number 001-38888)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: August 8, 2025	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)