Form 10-Q
period 2025-09-30
RED RIVER BANCSHARES INC
filed 2025-11-07
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, the registrant had 6,756,609 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BIC	Federal Reserve Bank’s Discount Window Borrower-in-Custody
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CODM	Chief operating decision maker
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
JAM FINTOP	JAM FINTOP Banktech, L.P. fund
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OREO	Other real estate owned
Report	Quarterly Report on Form 10-Q
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$33,651	$30,558
Interest-bearing deposits in other banks	127,404	238,417
Total Cash and Cash Equivalents	161,055	268,975
Securities available-for-sale, at fair value (amortized cost of $683,705 and $613,393, respectively)	636,679	550,148
Securities held-to-maturity, at amortized cost (fair value of $106,840 and $108,990, respectively)	124,853	131,796
Equity securities, at fair value	3,019	2,937
Nonmarketable equity securities	2,387	2,328
Loans held for sale	3,260	2,547
Loans held for investment	2,173,073	2,075,013
Less: Allowance for credit losses	(22,801)	(21,731)
Loans held for investment, net	2,150,272	2,053,282
Premises and equipment, net	58,573	59,441
Accrued interest receivable	10,281	10,048
Bank-owned life insurance	31,041	30,380
Intangible assets	1,546	1,546
Right-of-use assets	1,564	2,733
Other assets	29,833	33,433
Total Assets	$3,214,363	$3,149,594
LIABILITIES
Noninterest-bearing deposits	$918,974	$866,496
Interest-bearing deposits	1,919,809	1,938,610
Total Deposits	2,838,783	2,805,106
Accrued interest payable	6,681	7,583
Lease liabilities	1,623	2,864
Accrued expenses and other liabilities	15,965	14,302
Total Liabilities	2,863,052	2,829,855
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,576,609 and 6,777,238 shares, respectively	27,543	38,655
Additional paid-in capital	3,105	2,777
Retained earnings	367,302	338,554
Accumulated other comprehensive income (loss)	(46,639)	(60,247)
Total Stockholders’ Equity	351,311	319,739
Total Liabilities and Stockholders’ Equity	$3,214,363	$3,149,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$30,612	$27,909	$88,383	$80,684
Interest on securities	5,425	4,334	15,428	12,465
Interest on deposits in other banks	2,079	2,630	6,803	8,378
Dividends on stock	33	28	73	73
Total Interest and Dividend Income	38,149	34,901	110,687	101,600
INTEREST EXPENSE
Interest on deposits	11,263	12,444	33,372	35,993
Total Interest Expense	11,263	12,444	33,372	35,993
Net Interest Income	26,886	22,457	77,315	65,607
Provision for credit losses	650	300	1,550	900
Net Interest Income After Provision for Credit Losses	26,236	22,157	75,765	64,707
NONINTEREST INCOME
Service charges on deposit accounts	1,442	1,486	4,160	4,223
Debit card income, net	852	905	2,925	2,875
Mortgage loan income	652	732	1,749	1,838
Brokerage income	1,131	987	3,446	2,867
Loan and deposit income	393	588	1,270	1,572
Bank-owned life insurance income	224	217	661	635
Gain (Loss) on equity securities	28	107	82	63
SBIC income (loss)	(75)	301	252	1,107
Other income (loss)	378	96	470	266
Total Noninterest Income	5,025	5,419	15,015	15,446
OPERATING EXPENSES
Personnel expenses	10,511	9,700	30,750	28,854
Occupancy and equipment expenses	1,846	1,661	5,394	4,975
Technology expenses	831	865	2,486	2,298
Advertising	293	317	911	1,061
Other business development expenses	531	521	1,544	1,589
Data processing expense	724	652	1,734	1,650
Other taxes	604	622	1,825	1,859
Loan and deposit expenses	356	294	816	561
Legal and professional expenses	605	653	1,849	2,000
Regulatory assessment expenses	430	421	1,209	1,226
Other operating expenses	1,158	1,046	3,326	3,241
Total Operating Expenses	17,889	16,752	51,844	49,314
Income Before Income Tax Expense	13,372	10,824	38,936	30,839
Income tax expense	2,571	2,070	7,587	5,910
Net Income	$10,801	$8,754	$31,349	$24,929
EARNINGS PER SHARE
Basic	$1.63	$1.28	$4.67	$3.60
Diluted	$1.63	$1.27	$4.65	$3.59
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$10,801	$8,754	$31,349	$24,929
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	14,068	14,948	16,219	12,713
Tax effect	(2,955)	(3,140)	(3,406)	(2,670)
Change in unrealized net loss on securities transferred to held-to-maturity	347	380	1,007	1,047
Tax effect	(73)	(80)	(212)	(220)
Total other comprehensive income (loss)	11,387	12,108	13,608	10,870
Comprehensive Income (Loss)	$22,188	$20,862	$44,957	$35,799
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	8,188	—	8,188
Stock incentive plan	—	—	78	—	—	78
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock	(200,000)	(10,000)	—	—	—	(10,000)
Cash dividend - $0.09 per share	—	—	—	(638)	—	(638)
Other comprehensive income (loss)	—	—	—	—	(2,206)	(2,206)
Balance as of March 31, 2024	6,892,448	$45,177	$2,485	$314,352	$(62,700)	$299,314
Net income	—	—	—	7,987	—	7,987
Stock incentive plan	—	—	105	—	—	105
Issuance of restricted shares of common stock through stock incentive plan	10,700	—	—	—	—	—
Repurchase of common stock	(16,220)	(764)	—	—	—	(764)
Cash dividend - $0.09 per share	—	—	—	(620)	—	(620)
Other comprehensive income (loss)	—	—	—	—	968	968
Balance as of June 30, 2024	6,886,928	$44,413	$2,590	$321,719	$(61,732)	$306,990
Net income	—	—	—	8,754	—	8,754
Stock incentive plan	—	—	92	—	—	92
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Repurchase of common stock	(60,233)	(3,011)	—	—	—	(3,011)
Cash dividend - $0.09 per share	—	—	—	(615)	—	(615)
Other comprehensive income (loss)	—	—	—	—	12,108	12,108
Balance as of September 30, 2024	6,826,120	$41,402	$2,682	$329,858	$(49,624)	$324,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739
Net income	—	—	—	10,352	—	10,352
Stock incentive plan	—	—	94	—	—	94
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	994	55	—	—	—	55
Cash dividend - $0.12 per share	—	—	—	(813)	—	(813)
Other comprehensive income (loss)	—	—	—	—	3,889	3,889
Balance as of March 31, 2025	6,777,657	$38,710	$2,871	$348,093	$(56,358)	$333,316
Net income	—	—	—	10,196	—	10,196
Stock incentive plan	—	—	121	—	—	121
Forfeiture of restricted shares of common stock	(400)	—	—	—	—	—
Issuance of restricted shares of common stock through stock incentive plan	11,100	—	—	—	—	—
Repurchase of common stock, including excise tax	(111,748)	(5,814)	—	—	—	(5,814)
Cash dividend - $0.12 per share	—	—	—	(801)	—	(801)
Other comprehensive income (loss)	—	—	—	—	(1,668)	(1,668)
Balance as of June 30, 2025	6,676,609	$32,896	$2,992	$357,488	$(58,026)	$335,350
Net income	—	—	—	10,801	—	10,801
Stock incentive plan	—	—	113	—	—	113
Repurchase of common stock, including excise tax	(100,000)	(5,353)	—	—	—	(5,353)
Cash dividend - $0.15 per share	—	—	—	(987)	—	(987)
Other comprehensive income (loss)	—	—	—	—	11,387	11,387
Balance as of September 30, 2025	6,576,609	$27,543	$3,105	$367,302	$(46,639)	$351,311
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,349	$24,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,057	1,846
Amortization	590	482
Share-based compensation earned	328	275
Share-based board compensation earned	47	51
Net (accretion) amortization on securities AFS	801	909
Net (accretion) amortization on securities HTM	(980)	(1,022)
(Gain) Loss on equity securities	(82)	(63)
(Gain) Loss on other assets owned	36	(9)
Provision for credit losses	1,550	900
Deferred income tax (benefit) expense	(460)	400
Net (increase) decrease in loans HFS	(713)	(499)
Net (increase) decrease in accrued interest receivable	(233)	480
Net (increase) decrease in BOLI	(661)	(635)
Net increase (decrease) in accrued interest payable	(902)	3,751
Net increase (decrease) in accrued income taxes payable	(23)	216
Other operating activities, net	1,497	2,205
Net cash provided by (used in) operating activities	34,201	34,216
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	75,580	109,137
Purchases	(146,693)	(87,796)
Activity in securities HTM:
Maturities, principal repayments, and calls	7,923	8,113
Capital contribution in partnerships	(125)	(90)
Return of capital in partnerships	908	—
Net (increase) decrease in loans HFI	(99,027)	(63,609)
Proceeds from sales of foreclosed assets	470	69
Proceeds from sales of premises and equipment	12	11
Purchases of premises and equipment	(1,189)	(2,419)
Net cash provided by (used in) investing activities	(162,141)	(36,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	33,677	(54,763)
Repurchase of common stock, excluding excise tax	(11,056)	(13,775)
Cash dividends	(2,601)	(1,873)
Net cash provided by (used in) financing activities	20,020	(70,411)
Net change in cash and cash equivalents	(107,920)	(72,779)
Cash and cash equivalents - beginning of period	268,975	305,426
Cash and cash equivalents - end of period	$161,055	$232,647
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$34,274	$32,242
Income taxes	$8,079	$5,230
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$487	$38
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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $764.6 million as of September 30, 2025.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2025, the estimated fair value of securities AFS was $636.7 million. The net unrealized loss on securities AFS decreased $16.2 million for the nine months ended September 30, 2025, resulting in a net unrealized loss of $47.0 million as of September 30, 2025.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2025, the amortized cost of securities HTM was $124.9 million.
Investment activity for the nine months ended September 30, 2025, included $146.7 million of securities purchased, partially offset by $83.5 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$418,630	$2,045	$(19,456)	$401,219
Municipal bonds	196,828	15	(28,409)	168,434
U.S. agency securities	68,247	19	(1,240)	67,026
Total Securities AFS	$683,705	$2,079	$(49,105)	$636,679

Securities HTM:
Mortgage-backed securities	$123,913	$—	$(17,946)	$105,967
U.S. agency securities	940	—	(67)	873
Total Securities HTM	$124,853	$—	$(18,013)	$106,840

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

The amortized cost and estimated fair value of securities AFS and securities HTM as of September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2025
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$4,294	$4,270
After one year but within five years	25,471	25,178
After five years but within ten years	140,263	132,751
After ten years	513,677	474,480
Total Securities AFS	$683,705	$636,679

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	940	873
After ten years	123,913	105,967
Total Securities HTM	$124,853	$106,840
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the evaluation of the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of September 30, 2025 and December 31, 2024. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities, and it is more likely than not that the Company will not have to sell these securities before each security has recovered its amortized cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of September 30, 2025 and December 31, 2024.
Accrued interest receivable totaled $3.2 million and $3.0 million as of September 30, 2025 and December 31, 2024, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	September 30, 2025
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(184)	$45,581	$(19,272)	$176,289
Municipal bonds	—	—	(28,409)	163,407
U.S. agency securities	(66)	30,604	(1,174)	26,805
Total Securities AFS	$(250)	$76,185	$(48,855)	$366,501

	December 31, 2024
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(642)	$66,986	$(26,920)	$179,644
Municipal bonds	(136)	2,863	(34,415)	165,980
U.S. Treasury securities	—	—	(63)	10,932
U.S. agency securities	(82)	27,329	(1,544)	19,801
Total Securities AFS	$(860)	$97,178	$(62,942)	$376,357
As of September 30, 2025, the Company held 442 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of September 30, 2025, was 7.18% of the amortized cost basis of securities AFS.
For the three and nine months ended September 30, 2025 and 2024, there were no proceeds from sales of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of September 30, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $82,000 for the nine months ended September 30, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Pledged Securities
Securities with carrying values of approximately $219.7 million and $226.5 million were used as collateral as of September 30, 2025 and December 31, 2024, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	September 30, 2025	December 31, 2024
Real estate:
Commercial real estate	$896,211	$884,641
One-to-four family residential	618,320	614,551
Construction and development	202,589	155,229
Commercial and industrial	369,245	327,086
Tax-exempt	59,465	64,930
Consumer	27,243	28,576
Total loans HFI	$2,173,073	$2,075,013
Total loans HFS	$3,260	$2,547
Accrued interest receivable on loans HFI totaled $7.0 million and $6.9 million as of September 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the nine months ended September 30, 2025:

(in thousands)	Beginning Balance December 31, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance September 30, 2025
Real estate:
Commercial real estate	$9,047	$167	$(19)	$—	$9,195
One-to-four family residential	6,452	368	(26)	14	6,808
Construction and development	1,653	308	(250)	—	1,711
Commercial and industrial	4,123	621	(69)	16	4,691
Tax-exempt	103	(8)	—	—	95
Consumer	353	94	(228)	82	301
Total allowance for credit losses	$21,731	$1,550	$(592)	$112	$22,801
The following table summarizes the activity in the ACL by category for the nine months ended September 30, 2024:

(in thousands)	Beginning Balance December 31, 2023	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance September 30, 2024
Real estate:
Commercial real estate	$9,118	$213	$—	$—	$9,331
One-to-four family residential	7,484	(978)	—	7	6,513
Construction and development	1,309	(83)	—	—	1,226
Commercial and industrial	2,553	1,813	(218)	59	4,207
Tax-exempt	575	(469)	—	—	106
Consumer	297	304	(327)	100	374
Total allowance for credit losses	$21,336	$800	$(545)	$166	$21,757
(1)The $900,000 provision for credit losses on the consolidated statements of income for the nine months ended September 30, 2024, includes $800,000 for loans and $100,000 for unfunded loan commitments.

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2025:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$—	$—
One-to-four family residential	311	896	1,207
Construction and development	—	1,033	1,033
Commercial and industrial	6	106	112
Tax-exempt	—	—	—
Consumer	62	21	83
Total loans HFI	$379	$2,056	$2,435
The following table presents nonaccrual loans as of December 31, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$458	$276	$734
One-to-four family residential	397	289	686
Construction and development	—	920	920
Commercial and industrial	412	142	554
Tax-exempt	—	—	—
Consumer	—	74	74
Total loans HFI	$1,267	$1,701	$2,968
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the nine months ended September 30, 2025 and 2024.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of September 30, 2025:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$1,970	$—	$—	$894,241	$896,211	$—
One-to-four family residential	669	208	765	616,678	618,320	—
Construction and development	71	—	1,033	201,485	202,589	—
Commercial and industrial	23	92	47	369,083	369,245	—
Tax-exempt	—	—	—	59,465	59,465	—
Consumer	49	9	26	27,159	27,243	5
Total loans HFI	$2,782	$309	$1,871	$2,168,111	$2,173,073	$5

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

Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the periods ended September 30, 2025 and 2024, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of September 30, 2025, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of September 30, 2025, and gross charge-offs for the nine months ended September 30, 2025:

	Year of Origination
(in thousands)	2025	2024	2023	2022	2021	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$115,705	$147,833	$88,344	$224,709	$194,199	$102,618	$16,159	$889,567
Special Mention	—	2,289	—	—	91	675	—	3,055
Substandard	—	693	213	1,995	688	—	—	3,589
Total	$115,705	$150,815	$88,557	$226,704	$194,978	$103,293	$16,159	$896,211

One-to-four family residential
Pass	$74,862	$79,172	$91,964	$102,419	$97,928	$142,825	$23,265	$612,435
Special Mention	301	109	—	1,336	—	—	—	1,746
Substandard	36	304	545	629	782	1,098	745	4,139
Total	$75,199	$79,585	$92,509	$104,384	$98,710	$143,923	$24,010	$618,320

Construction and development
Pass	$54,543	$78,194	$54,095	$7,333	$2,796	$1,487	$2,897	$201,345
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,033	—	—	—	—	211	—	1,244
Total	$55,576	$78,194	$54,095	$7,333	$2,796	$1,698	$2,897	$202,589

Commercial and industrial
Pass	$83,409	$58,464	$30,527	$23,636	$27,327	$3,498	$140,389	$367,250
Special Mention	—	—	—	859	—	—	99	958
Substandard	837	65	—	24	7	—	104	1,037
Total	$84,246	$58,529	$30,527	$24,519	$27,334	$3,498	$140,592	$369,245

Tax-exempt
Pass	$—	$2,492	$2,221	$13,731	$6,036	$34,985	$—	$59,465
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$2,492	$2,221	$13,731	$6,036	$34,985	$—	$59,465

Consumer
Pass	$11,514	$6,427	$4,343	$1,865	$516	$109	$2,379	$27,153
Special Mention	—	—	—	—	—	—	—	—
Substandard	1	—	9	12	—	62	6	90
Total	$11,515	$6,427	$4,352	$1,877	$516	$171	$2,385	$27,243

Total loans HFI	$342,241	$376,042	$272,261	$378,548	$330,370	$287,568	$186,043	$2,173,073

Gross charge-offs	$7	$8	$256	$47	$5	$19	$250	$592

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2025 and December 31, 2024, unfunded loan commitments totaled approximately $527.5 million and $509.6 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2025 and December 31, 2024, commitments under standby letters of credit totaled approximately $14.3 million and $11.9 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company estimates expected credit losses for unfunded commitments over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of September 30, 2025 and December 31, 2024, the reserve on unfunded commitments was $642,000.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and For the Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Reserve for unfunded commitments at beginning of period	$642	$442
Provision for credit losses(1,2)	—	100
Reserve for unfunded commitments at end of period	$642	$542
(1)The $1.6 million provision for credit losses on the consolidated income statements for the nine months ended September 30, 2025, is all for loans.
(2)The $900,000 provision for credit losses on the consolidated statements of income for the nine months ended September 30, 2024, includes $800,000 for loans and $100,000 for unfunded loan commitments.
4.    Deposits
Deposits were $2.84 billion and $2.81 billion as of September 30, 2025 and December 31, 2024, respectively. The $33.7 million increase was primarily a result of higher balances in commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Deposits are summarized below:

(in thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing demand deposits	$918,974	$866,496
Interest-bearing deposits:
Interest-bearing demand deposits	164,184	154,720
NOW accounts	407,458	467,118
Money market accounts	571,562	556,769
Savings accounts	164,347	169,894
Time deposits less than or equal to $250,000	413,121	403,096
Time deposits greater than $250,000	199,137	187,013
Total interest-bearing deposits	$1,919,809	$1,938,610
Total deposits	$2,838,783	$2,805,106
Collateral for Deposits
As of September 30, 2025 and December 31, 2024, securities and FHLB letters of credit with values of approximately $219.5 million and $287.5 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under these agreements.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Loans HFS	$3,260	$—	$3,260	$—
Securities AFS:
Mortgage-backed securities	$401,219	$—	$401,219	$—
Municipal bonds	$168,434	$—	$168,434	$—
U.S. agency securities	$67,026	$—	$67,026	$—
Equity securities	$3,019	$3,019	$—	$—

December 31, 2024
Loans HFS	$2,547	$—	$2,547	$—
Securities AFS:
Mortgage-backed securities	$307,100	$—	$307,100	$—
Municipal bonds	$168,843	$—	$168,843	$—
U.S. Treasury securities	$10,932	$—	$10,932	$—
U.S. agency securities	$63,273	$—	$63,273	$—
Equity securities	$2,937	$2,937	$—	$—
There were no transfers between Level 1, 2, or 3 during the nine months ended September 30, 2025 or the year ended December 31, 2024.
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
The table below presents certain individually evaluated collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Carrying value of collateral dependent loans before allowance	$7,692	$1,672
Specific allowance	(682)	(658)
Fair value of collateral dependent loans	$7,010	$1,014
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.
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
The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$38
Charge-offs	—	—
Fair value of foreclosed assets	$—	$38

There were no foreclosed assets that were remeasured subsequent to initial recognition as of September 30, 2025 and December 31, 2024.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
September 30, 2025
Collateral dependent loans	$12,578	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	5.83%
Foreclosed assets	$—	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

December 31, 2024
Collateral dependent loans	$7,841	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	8.90%
Foreclosed assets	$38	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of September 30, 2025 and December 31, 2024, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and due from banks	$33,651	$33,651	$33,651	$—	$—
Interest-bearing deposits in other banks	$127,404	$127,404	$127,404	$—	$—
Securities AFS	$636,679	$636,679	$—	$636,679	$—
Securities HTM	$124,853	$106,840	$—	$106,840	$—
Equity securities	$3,019	$3,019	$3,019	$—	$—
Nonmarketable equity securities	$2,387	$2,387	$—	$2,387	$—
Loans HFS	$3,260	$3,260	$—	$3,260	$—
Loans HFI, net of allowance	$2,150,272	$2,067,775	$—	$—	$2,067,775
Accrued interest receivable	$10,281	$10,281	$—	$—	$10,281
Financial liabilities:
Deposits	$2,838,783	$2,836,608	$—	$2,836,608	$—
Accrued interest payable	$6,681	$6,681	$—	$6,681	$—

December 31, 2024
Financial assets:
Cash and due from banks	$30,558	$30,558	$30,558	$—	$—
Interest-bearing deposits in other banks	$238,417	$238,417	$238,417	$—	$—
Securities AFS	$550,148	$550,148	$—	$550,148	$—
Securities HTM	$131,796	$108,990	$—	$108,990	$—
Equity securities	$2,937	$2,937	$2,937	$—	$—
Nonmarketable equity securities	$2,328	$2,328	$—	$2,328	$—
Loans HFS	$2,547	$2,547	$—	$2,547	$—
Loans HFI, net of allowance	$2,053,282	$1,923,754	$—	$—	$1,923,754
Accrued interest receivable	$10,048	$10,048	$—	$—	$10,048
Financial liabilities:
Deposits	$2,805,106	$2,801,310	$—	$2,801,310	$—
Accrued interest payable	$7,583	$7,583	$—	$7,583	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of September 30, 2025, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of September 30, 2025, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios for the Company as of September 30, 2025 and December 31, 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Risk-Based Capital	$419,847	18.18%	$242,432	10.50%
Tier I Risk-Based Capital	$396,404	17.17%	$196,255	8.50%
Common Equity Tier I Capital	$396,404	17.17%	$161,622	7.00%
Tier I Leverage Capital	$396,404	12.17%	$130,245	4.00%

December 31, 2024
Total Risk-Based Capital	$400,813	18.13%	$232,161	10.50%
Tier I Risk-Based Capital	$378,440	17.12%	$187,940	8.50%
Common Equity Tier I Capital	$378,440	17.12%	$154,774	7.00%
Tier I Leverage Capital	$378,440	11.86%	$127,615	4.00%
Capital amounts and ratios for the Bank as of September 30, 2025 and December 31, 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Risk-Based Capital	$411,105	17.81%	$242,352	10.50%	$230,811	10.00%
Tier I Risk-Based Capital	$387,662	16.80%	$196,190	8.50%	$184,649	8.00%
Common Equity Tier I Capital	$387,662	16.80%	$161,568	7.00%	$150,027	6.50%
Tier I Leverage Capital	$387,662	11.91%	$130,207	4.00%	$162,758	5.00%

December 31, 2024
Total Risk-Based Capital	$393,743	17.81%	$232,092	10.50%	$221,040	10.00%
Tier I Risk-Based Capital	$371,370	16.80%	$187,884	8.50%	$176,832	8.00%
Common Equity Tier I Capital	$371,370	16.80%	$154,728	7.00%	$143,676	6.50%
Tier I Leverage Capital	$371,370	11.64%	$127,582	4.00%	$159,477	5.00%
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
As of September 30, 2025, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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

For the three months ended September 30, 2025, the Company did not repurchase any shares of its common stock under the stock repurchase program. For the nine months ended September 30, 2025, the Company repurchased 11,748 shares of its common stock at an aggregate cost of $656,000, excluding excise tax, under the stock repurchase program. As of September 30, 2025, the Company had $4.3 million available for repurchasing its common stock under the 2025 stock repurchase program.
On May 22, 2025, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of the Company’s common stock for a total purchase price of approximately $5.1 million, excluding excise tax. This repurchase was supplemental to the Company’s 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
On August 7, 2025, the Company entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of the Company’s common stock for a total purchase price of approximately $5.3 million, excluding excise tax. This repurchase was supplemental to the Company’s 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. For the three and nine months ended September 30, 2025, the Company recorded $53,000 and $111,000, respectively, of stock repurchase excise tax.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
During the second quarter of 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $12.0 million, of which $9.5 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Numerator:
Net income - basic	$10,801	$8,754	$31,349	$24,929
Net income - diluted	$10,801	$8,754	$31,349	$24,929

Denominator:
Weighted average shares outstanding - basic	6,616,826	6,851,223	6,710,902	6,932,137
Plus: Effect of Director Compensation Program	185	173	717	981
Plus: Effect of restricted stock	23,828	16,078	23,828	16,078
Weighted average shares outstanding - diluted	6,640,839	6,867,474	6,735,447	6,949,196

Earnings per common share:
Basic	$1.63	$1.28	$4.67	$3.60
Diluted	$1.63	$1.27	$4.65	$3.59

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
Financial results for the banking operations segment are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest and dividend income	$38,149	$34,901	$110,687	$101,600
Interest expense	11,263	12,444	33,372	35,993
Provision for credit losses	650	300	1,550	900
Noninterest income	5,025	5,419	15,015	15,446
Depreciation and amortization	918	848	2,647	2,328
Other operating expenses	16,971	15,904	49,197	46,986
Income before income tax expense	$13,372	$10,824	$38,936	$30,839
Income tax expense	2,571	2,070	7,587	5,910
Segment net income	$10,801	$8,754	$31,349	$24,929
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$10,801	$8,754	$31,349	$24,929
Banking operations segment assets were $3.21 billion and $3.15 billion as of September 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2024 through September 30, 2025, and on our results of operations for the quarters ended September 30, 2025 and June 30, 2025, and for the nine months ended September 30, 2025 and September 30, 2024.
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 28 banking centers throughout Louisiana and two combined LDPOs, one each in New Orleans, Louisiana and Lafayette, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes Covington; Acadiana, which includes the Lafayette MSA; and New Orleans.
Our priority is to drive shareholder value through the establishment of a market-leading commercial banking franchise based in Louisiana. We provide our services through relationship-oriented bankers who are committed to their customers and the communities where we offer our products and services. Our strategy is to expand market share in existing markets and engage in opportunistic new market de novo expansion, supplemented by strategic acquisitions of financial institutions with customer-oriented, compatible philosophies located in desirable geographic areas.
THIRD QUARTER 2025 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the third quarter of 2025, we had an improved net interest margin and record-high net income. Loans, deposits, and assets increased slightly. We completed a significant private stock repurchase and increased the quarterly cash dividend by 25.0%.
•Net income for the third quarter of 2025 was $10.8 million, or $1.63 diluted EPS, an increase of $605,000, or 5.9%, compared to $10.2 million, or $1.51 diluted EPS, for the second quarter of 2025. Net income for the third quarter was impacted by a $1.1 million increase in net interest income, combined with $253,000 of nonrecurring partnership income.
•For the third quarter of 2025, the return on assets was 1.34%, and the return on equity was 12.62%.
•Net interest income and net interest margin FTE increased for the third quarter of 2025 compared to the prior quarter. Net interest income for the third quarter of 2025 was $26.9 million, which was $1.1 million, or 4.1%, higher than $25.8 million for the prior quarter. Net interest margin FTE increased 7 bps to 3.43% for the third quarter of 2025, compared to 3.36% for the prior quarter. These improvements were the result of higher securities and loan yields, along with an improved earning asset mix.
~~•~~We participate as a member in JAM FINTOP. During the third quarter of 2025, JAM FINTOP completed the sale of an investment, which led to distributions of capital and income. As a result, other income (loss) for the third quarter included $253,000 of nonrecurring JAM FINTOP partnership income.
•As of September 30, 2025, loans HFI were $2.17 billion, which was $34.5 million, or 1.6%, higher than $2.14 billion as of June 30, 2025. In the third quarter of 2025, we experienced solid new loan and commitment activity, combined with funding of loan construction commitments.
•As of September 30, 2025, total securities were $764.6 million, which was $67.3 million, or 9.6%, higher than $697.3 million as of June 30, 2025. This increase was due to utilizing securities cash flows, along with other liquid funds, to purchase $78.2 million of securities with an average rate of 4.84%.
•Deposits totaled $2.84 billion as of September 30, 2025, an increase of $28.2 million, or 1.0%, compared to $2.81 billion as of June 30, 2025. This increase was driven mainly by higher noninterest-bearing and time deposit activity and balances.

•In the third quarter of 2025, the provision for credit losses totaled $650,000, compared to $450,000 for the prior quarter, and we sold all of our OREO. As of September 30, 2025, NPAs were $2.4 million, or 0.08% of assets, and the ACL was $22.8 million, or 1.05% of loans HFI.
•On July 24, 2025, our board of directors announced that the cash dividend for the third quarter of 2025 would be $0.15 per common share, which was a 25.0% increase from $0.12 per common share paid for each of the first and second quarters of 2025. In the third quarter of 2025, we paid the quarterly cash dividend of $0.15 per common share.
•The 2025 stock repurchase program authorizes us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. No shares were repurchased on the open market in the first and third quarters of 2025. In the second quarter of 2025, we repurchased 11,748 shares on the open market at an aggregate cost of $656,000, excluding excise tax. As of September 30, 2025, the 2025 stock repurchase program had $4.3 million of available capacity.
•On August 7, 2025, we entered into a privately negotiated stock repurchase agreement for the repurchase of 100,000 shares of our common stock at a purchase price of $5.3 million, excluding excise tax. This repurchase was supplemental to our 2025 stock repurchase program.
•As of September 30, 2025, capital levels were strong with a stockholders’ equity to assets ratio of 10.93%, a leverage ratio of 12.17%, a risk-based capital ratio of 18.18%, and a book value per share of $53.42.
•In the third quarter of 2025, we opened a loan and deposit production office in the Pinhook Tower building in Lafayette, Louisiana.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of
(in thousands)	September 30, 2025	June 30, 2025	December 31, 2024
Selected Period End Balance Sheet Data:
Total assets	$3,214,363	$3,168,092	$3,149,594
Interest-bearing deposits in other banks	$127,404	$167,989	$238,417
Securities available-for-sale, at fair value	$636,679	$566,981	$550,148
Securities held-to-maturity, at amortized cost	$124,853	$127,305	$131,796
Loans held for investment	$2,173,073	$2,138,580	$2,075,013
Total deposits	$2,838,783	$2,810,605	$2,805,106
Total stockholders’ equity	$351,311	$335,350	$319,739

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$10,801	$10,196	$8,754	$31,349	$24,929

Per Common Share Data:
Earnings per share, basic	$1.63	$1.51	$1.28	$4.67	$3.60
Earnings per share, diluted	$1.63	$1.51	$1.27	$4.65	$3.59
Book value per share	$53.42	$50.23	$47.51	$53.42	$47.51
Tangible book value per share(1,2)	$53.18	$50.00	$47.28	$53.18	$47.28
Realized book value per share(1,3)	$60.51	$58.92	$54.78	$60.51	$54.78
Cash dividends per share	$0.15	$0.12	$0.09	$0.39	$0.27
Shares outstanding	6,576,609	6,676,609	6,826,120	6,576,609	6,826,120
Weighted average shares outstanding, basic	6,616,826	6,740,312	6,851,223	6,710,902	6,932,137
Weighted average shares outstanding, diluted	6,640,839	6,764,886	6,867,474	6,735,447	6,949,196

Summary Performance Ratios:
Return on average assets	1.34%	1.30%	1.13%	1.32%	1.08%
Return on average equity	12.62%	12.27%	11.11%	12.58%	10.86%
Net interest margin	3.38%	3.31%	2.93%	3.29%	2.87%
Net interest margin FTE(4)	3.43%	3.36%	2.98%	3.34%	2.92%
Efficiency ratio(5)	56.06%	56.87%	60.09%	56.15%	60.84%
Loans HFI to deposits ratio	76.55%	76.09%	74.84%	76.55%	74.84%
Noninterest-bearing deposits to deposits ratio	32.37%	31.95%	32.12%	32.37%	32.12%
Noninterest income to average assets	0.62%	0.60%	0.70%	0.63%	0.67%
Operating expense to average assets	2.22%	2.21%	2.17%	2.18%	2.14%

Summary Credit Quality Ratios:
NPAs to assets	0.08%	0.04%	0.10%	0.08%	0.10%
Nonperforming loans to loans HFI	0.11%	0.05%	0.15%	0.11%	0.15%
ACL to loans HFI	1.05%	1.04%	1.06%	1.05%	1.06%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.02%	0.02%

Capital Ratios:
Stockholders’ equity to assets	10.93%	10.59%	10.46%	10.93%	10.46%
Tangible common equity to tangible assets(1,6)	10.89%	10.54%	10.41%	10.89%	10.41%
Total risk-based capital to risk-weighted assets	18.18%	18.33%	18.07%	18.18%	18.07%
Tier I risk-based capital to risk-weighted assets	17.17%	17.32%	17.05%	17.17%	17.05%
Common equity Tier I capital to risk-weighted assets	17.17%	17.32%	17.05%	17.17%	17.05%
Tier I risk-based capital to average assets	12.17%	12.18%	11.90%	12.17%	11.90%
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

RESULTS OF OPERATIONS
Net income for the third quarter of 2025 was $10.8 million, or $1.63 diluted EPS, an increase of $605,000, or 5.9%, compared to $10.2 million, or $1.51 diluted EPS, for the second quarter of 2025. The increase in net income was due to a $1.1 million increase in net interest income and a $307,000 increase in noninterest income, partially offset by a $522,000 increase in operating expenses, a $200,000 increase in the provision for credit losses, and a $47,000 increase in income tax expense. The return on assets for the third quarter of 2025 was 1.34%, compared to 1.30% for the second quarter of 2025. The return on equity was 12.62% for the third quarter of 2025, compared to 12.27% for the second quarter of 2025. Our efficiency ratio for the third quarter of 2025 was 56.06%, compared to 56.87% for the second quarter of 2025.
Net income for the nine months ended September 30, 2025, was $31.3 million, or $4.65 diluted EPS, an increase of $6.4 million, or 25.8%, compared to $24.9 million, or $3.59 diluted EPS, for the nine months ended September 30, 2024. The increase in net income was due to a $11.7 million increase in net interest income, partially offset by a $2.5 million increase in operating expenses, a $1.7 million increase in income tax expense, a $650,000 increase in the provision for credit losses, and a $431,000 decrease in noninterest income. The return on assets for the nine months ended September 30, 2025, was 1.32%, compared to 1.08% for the nine months ended September 30, 2024. The return on equity was 12.58% for the nine months ended September 30, 2025, compared to 10.86% for the nine months ended September 30, 2024. Our efficiency ratio for the nine months ended September 30, 2025, was 56.15%, compared to 60.84% for the nine months ended September 30, 2024.
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
In the first half of 2024, the target range for the federal funds rate was consistent at 5.25%-5.50%. In September of 2024, the FOMC decreased the federal funds rate by 50 bps and then by an additional 50 bps during the fourth quarter of 2024, reducing the target federal funds range to 4.25%-4.50% until September 2025. Late in the third quarter of 2025, the FOMC decreased the federal funds rate by an additional 25 bps, reducing the target range to 4.00%-4.25%. The average effective federal funds rate was 4.30% for the third quarter of 2025, compared to 4.33% for the second quarter of 2025. For the nine months ended September 30, 2025, the average effective federal funds rate was 4.32%, compared to 5.31% for the nine months ended September 30, 2024. Net interest income and net interest margin FTE increased in the third quarter of 2025, compared to the prior quarter. Also, net interest income and net interest margin FTE increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Third Quarter of 2025 vs. Second Quarter of 2025
Net interest income for the third quarter of 2025 was $26.9 million, which was $1.1 million, or 4.1%, higher than the second quarter of 2025, due to a $1.4 million increase in interest and dividend income, slightly offset by a $352,000 increase in interest expense. The increase in interest and dividend income was mainly due to higher interest income on loans and securities. Loan income increased $1.1 million due to higher yields on loans, combined with higher average loan balances. Securities income increased $277,000 due to purchasing higher yielding securities, combined with higher average securities balances. The increase in interest expense was due to higher rates on interest-bearing transaction accounts due to public entity deposit pricing competition.
The net interest margin FTE increased 7 bps to 3.43% for the third quarter of 2025, compared to 3.36% for the prior quarter. This increase was due to improved yields on securities and loans, partially offset by higher deposit costs. The yield on securities increased 10 bps, primarily due to purchasing $78.2 million of securities with an average rate of 4.84%, which was higher than the current portfolio yield. The yield on loans increased 7 bps due to higher rates on new and renewed loans compared to the existing portfolio, as well as higher average loan balances. The average rate on new and renewed loans was 7.02% for the third quarter of 2025 and 7.14% for the prior quarter. The cost of deposits increased 2 bps to 1.58% for the third quarter of 2025, compared to 1.56% for the previous quarter, which was driven by higher rates on interest-bearing transaction accounts due to public entity deposit pricing competition.
In 2025, the FOMC kept the federal funds rate consistent through mid-September, with the target federal funds range remaining at 4.25%-4.50%. On each of September 17, 2025 and October 29, 2025, the FOMC lowered the target range of the federal funds rate by 25 bps, resulting in a range of 3.75%-4.00%. The market’s expectation is that the FOMC may lower the target federal funds range by 25 bps in December 2025. In the fourth quarter of 2025, we expect to receive $33.4 million in securities cash flows at 3.72%, which we plan to redeploy at higher yields. We project $84.9 million of fixed rate loans with an average yield of 6.41% to mature and $387.1 million of floating rate loans at 6.62% to reprice. Based on the current rate forecast, we expect the total loan yield to be slightly lower in the fourth quarter of 2025. Additionally, we expect $261.2 million in time deposits at 3.71% to mature, which should reprice at slightly lower yields considering maturity volumes and renewal pricing. Rates on interest-bearing transaction deposits could be adjusted with target federal funds range reductions. We anticipate a slightly lower cost of deposits in the fourth quarter of 2025. As of September 30, 2025, floating rate loans were 17.8% of loans HFI, and floating rate transaction deposits were 8.9% of interest-bearing transaction deposits. Depending on balance sheet activity and the interest rate environment, we expect net interest income and net interest margin FTE to decrease slightly in the fourth quarter of 2025.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2025 and June 30, 2025:

	For the Three Months Ended
	September 30, 2025			June 30, 2025
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,151,676	$30,612	5.57%	$2,123,613	$29,500	5.50%
Securities - taxable	587,806	4,452	3.03%	573,069	4,169	2.91%
Securities - tax-exempt	184,712	973	2.11%	187,245	979	2.09%
Interest-bearing deposits in other banks	186,144	2,079	4.37%	186,283	2,063	4.38%
Nonmarketable equity securities	2,370	33	5.54%	2,351	19	3.25%
Total interest-earning assets	3,112,708	$38,149	4.81%	3,072,561	$36,730	4.74%
Allowance for credit losses	(22,416)			(21,994)
Noninterest-earning assets	107,647			104,969
Total assets	$3,197,939			$3,155,536
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,301,285	$5,764	1.76%	$1,282,240	$5,472	1.71%
Time deposits	606,373	5,499	3.60%	597,433	5,439	3.65%
Total interest-bearing deposits	1,907,658	11,263	2.34%	1,879,673	10,911	2.33%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,907,658	$11,263	2.34%	1,879,673	$10,911	2.33%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	927,503			919,770
Accrued interest and other liabilities	23,278			22,706
Total noninterest-bearing liabilities	950,781			942,476
Stockholders’ equity	339,500			333,387
Total liabilities and stockholders’ equity	$3,197,939			$3,155,536
Net interest income		$26,886			$25,819
Net interest spread			2.47%			2.41%
Net interest margin			3.38%			3.31%
Net interest margin FTE(3)			3.43%			3.36%
Cost of deposits			1.58%			1.56%
Cost of funds			1.44%			1.42%
(1)Includes average outstanding balances of loans HFS of $3.2 million and $2.5 million for the three months ended September 30, 2025 and June 30, 2025, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
Net interest income for the nine months ended September 30, 2025 was $77.3 million, which was $11.7 million, or 17.8%, higher than $65.6 million for the nine months ended September 30, 2024. Net interest income increased due to a $9.1 million increase in interest and dividend income, combined with a $2.6 million decrease in interest expense.
The increase in interest and dividend income for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, was due to higher interest income on loans and securities, partially offset by a decrease in interest income on short-term liquid assets. Loan income increased $7.7 million due to higher rates on new and renewed loans compared to the existing portfolio yield, combined with higher average loan balances. Securities income increased $3.0 million primarily due to purchasing higher yielding securities. Interest income on short-term liquid assets decreased $1.6 million due to the FOMC lowering the federal funds rate during the second half of 2024 and in

September 2025. The decrease in interest expense for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, was due to lower rates on total interest-bearing deposits, partially offset by a higher average balance in these deposits.
Net interest margin FTE increased 42 bps to 3.34% for the nine months ended September 30, 2025, from 2.92% for the nine months ended September 30, 2024, primarily due to higher yields on securities and loans, combined with lower deposit costs. These positive variances were partially offset by a 103 bp decrease to the yield on short-term liquid assets, due to the lower average federal funds rate for the nine months ended September 30, 2025.
The yield on securities increased 48 bps mainly due to purchasing $41.1 million of securities in the fourth quarter of 2024 and an additional $146.7 million of securities during the nine months ended September 30, 2025, at favorable rates. The yield on loans increased 29 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The cost of deposits decreased 17 bps to 1.58% for the nine months ended September 30, 2025, from 1.75% for the nine months ended September 30, 2024, due to a 28 bp decrease in the rate on interest-bearing deposits. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits decreased 51 and 16 bps, respectively. These decreases occurred as we adjusted rates on selected transaction and time deposits during the second half of 2024 in response to the federal funds rate decreases by the FOMC. We also lowered selected time deposit rates in 2025.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,121,894	$88,383	5.50%	$2,037,435	$80,684	5.21%
Securities - taxable	573,645	12,492	2.90%	553,714	9,461	2.28%
Securities - tax-exempt	187,210	2,936	2.09%	194,341	3,004	2.06%
Interest-bearing deposits in other banks	205,182	6,803	4.37%	206,023	8,378	5.40%
Nonmarketable equity securities	2,350	73	4.12%	2,262	73	4.27%
Total interest-earning assets	3,090,281	$110,687	4.73%	2,993,775	$101,600	4.47%
Allowance for credit losses	(22,069)			(21,586)
Noninterest-earning assets	106,639			100,586
Total assets	$3,174,851			$3,072,775
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,308,321	$16,877	1.72%	$1,240,737	$17,424	1.88%
Time deposits	598,776	16,495	3.68%	591,771	18,569	4.19%
Total interest-bearing deposits	1,907,097	33,372	2.34%	1,832,508	35,993	2.62%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,907,097	$33,372	2.34%	1,832,508	$35,993	2.62%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	910,743			907,722
Accrued interest and other liabilities	23,766			25,983
Total noninterest-bearing liabilities	934,509			933,705
Stockholders’ equity	333,245			306,562
Total liabilities and stockholders’ equity	$3,174,851			$3,072,775
Net interest income		$77,315			$65,607
Net interest spread			2.39%			1.85%
Net interest margin			3.29%			2.87%
Net interest margin FTE(3)			3.34%			2.92%
Cost of deposits			1.58%			1.75%
Cost of funds			1.44%			1.61%
(1)Includes average outstanding balances of loans HFS of $2.8 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025 vs. June 30, 2025			September 30, 2025 vs. September 30, 2024
	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)
(in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$390	$722	$1,112	$3,347	$4,352	$7,699
Securities - taxable	107	176	283	341	2,690	3,031
Securities - tax-exempt	(13)	7	(6)	(110)	42	(68)
Interest-bearing deposits in other banks	(2)	18	16	(35)	(1,540)	(1,575)
Nonmarketable equity securities	—	14	14	3	(3)	—
Total interest-earning assets	$482	$937	$1,419	$3,546	$5,541	$9,087
Interest-bearing liabilities:
Interest-bearing transaction deposits	$81	$211	$292	$949	$(1,496)	$(547)
Time deposits	81	(21)	60	220	(2,294)	(2,074)
Total interest-bearing deposits	162	190	352	1,169	(3,790)	(2,621)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$162	$190	$352	$1,169	$(3,790)	$(2,621)
Increase (decrease) in net interest income	$320	$747	$1,067	$2,377	$9,331	$11,708
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2025	June 30, 2025	Increase (Decrease)
Provision for credit losses	$650	$450	$200	44.4%
The provision for credit losses for the third quarter of 2025 was $650,000 for loans, which was $200,000 higher than the provision for credit losses from the prior quarter. This higher provision was primarily driven by loan growth, lingering impacts related to inflation and tariffs, and greater uncertainty with future unemployment. The provision in the second quarter of 2025 was due to loan growth, combined with uncertainty regarding tariffs and trade. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	Increase (Decrease)
Provision for credit losses	$1,550	$900	$650	72.2%

The provision for credit losses for the nine months ended September 30, 2025, was $1.6 million for loans, an increase of $650,000, or 72.2%, from $900,000 for the nine months ended September 30, 2024. The provision for 2024 included $800,000 for loans and $100,000 for unfunded commitments. The increase for the first nine months of 2025 was primarily driven by loan growth, lingering impacts related to inflation and tariffs, and greater uncertainty with future unemployment. The provision for the first nine months of 2024 was due to the inflationary environment, changing monetary policy, economic forecasts, and loan growth.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Third Quarter of 2025 vs. Second Quarter of 2025
Noninterest income increased $307,000 to $5.0 million for the third quarter of 2025 compared, to $4.7 million for the second quarter of 2025. The increase in noninterest income was mainly due to higher other income, brokerage income, and service charges on deposit accounts, partially offset by lower net debit card income and SBIC income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	September 30, 2025	June 30, 2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,442	$1,337	$105	7.9%
Debit card income, net	852	1,081	(229)	(21.2%)
Mortgage loan income	652	567	85	15.0%
Brokerage income	1,131	989	142	14.4%
Loan and deposit income	393	418	(25)	(6.0%)
Bank-owned life insurance income	224	224	—	—%
Gain (Loss) on equity securities	28	9	19	211.1%
SBIC income (loss)	(75)	47	(122)	(259.6%)
Other income (loss)	378	46	332	721.7%
Total noninterest income	$5,025	$4,718	$307	6.5%
Other income increased $332,000 to $378,000 for the third quarter of 2025, compared to the prior quarter. We participate as a member in JAM FINTOP. During the third quarter of 2025, JAM FINTOP completed the sale of an investment, which led to distributions of capital and income. As a result, other income for the third quarter included $253,000 of nonrecurring JAM FINTOP partnership income.
Brokerage income increased $142,000 to $1.1 million for the third quarter of 2025, compared to the prior quarter. The higher income in the third quarter of 2025 was due to increased investing activity by clients. Assets under management were $1.29 billion as of September 30, 2025, and $1.19 billion as of June 30, 2025.
Service charges on deposit accounts increased $105,000 to $1.4 million for the third quarter of 2025, compared to the prior quarter. This increase was mainly due to a larger number of non-sufficient fund transactions and related fee income in the third quarter of 2025.
Debit card income, net, decreased $229,000 to $852,000 for the third quarter of 2025, compared to the prior quarter. This decrease was mainly due to higher debit card processing expense in the third quarter of 2025.
The SBIC partnerships reported a loss of $75,000 in the third quarter of 2025, compared to $47,000 of income in the previous quarter. This $122,000 decrease was mainly due to fund value adjustments as an SBIC fund continues its wind-down phase. We expect SBIC income to be lower in future quarters.
Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
Noninterest income decreased $431,000 to $15.0 million for the nine months ended September 30, 2025, compared to $15.4 million for the nine months ended September 30, 2024. The decrease in noninterest income was mainly due to lower SBIC income and loan and deposit income, partially offset by higher brokerage income, other income, and net debit card income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$4,160	$4,223	$(63)	(1.5%)
Debit card income, net	2,925	2,875	50	1.7%
Mortgage loan income	1,749	1,838	(89)	(4.8%)
Brokerage income	3,446	2,867	579	20.2%
Loan and deposit income	1,270	1,572	(302)	(19.2%)
Bank-owned life insurance income	661	635	26	4.1%
Gain (Loss) on equity securities	82	63	19	30.2%
SBIC income (loss)	252	1,107	(855)	(77.2%)
Other income (loss)	470	266	204	76.7%
Total noninterest income	$15,015	$15,446	$(431)	(2.8%)
SBIC income decreased $855,000 to $252,000 for the nine months ended September 30, 2025, compared to the same period prior year. This decrease was mainly due to fund value adjustments as an SBIC fund continues its wind-down phase. For the nine months ended September 30, 2024, we received $114,000 of distribution payments, in addition to normal income.
Loan and deposit income decreased $302,000 to $1.3 million for the nine months ended September 30, 2025, compared to the same period prior year. Credit card income, net of expenses, is reported in loan and deposit income. In the second quarter of 2025, we changed our credit card program provider to align with our debit card program provider, which resulted in increased credit card expenses. The nine months ended September 30, 2024 benefited from $201,000 of nonrecurring loan-related fees.
Brokerage income increased $579,000 to $3.4 million for the nine months ended September 30, 2025, compared to the same period prior year, due to increased investing activity by clients. Assets under management were $1.29 billion and $1.13 billion as of September 30, 2025 and 2024, respectively.
Other income increased $204,000 to $470,000 for the nine months ended September 30, 2025, compared to the same period prior year. This increase was primarily due to $253,000 of nonrecurring income from the JAM FINTOP partnership, which resulted from the sale of an investment during the third quarter of 2025.
Debit card income, net, increased $50,000 to $2.9 million for the nine months ended September 30, 2025, compared to the same period prior year. For the nine months ended September 30, 2025, debit card expenses were lower due to the new debit card provider contract. The first half of 2024 benefited from $145,000 of nonrecurring income due to the termination of our prior debit card provider contract.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Third Quarter of 2025 vs. Second Quarter of 2025
Operating expenses increased $522,000 to $17.9 million for the third quarter of 2025, compared to $17.4 million for the second quarter of 2025. The increase in operating expenses was mainly due to higher personnel expenses and occupancy and equipment expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2025	June 30, 2025	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,511	$10,216	$295	2.9%
Non-staff expenses:
Occupancy and equipment expenses	1,846	1,753	93	5.3%
Technology expenses	831	821	10	1.2%
Advertising	293	286	7	2.4%
Other business development expenses	531	455	76	16.7%
Data processing expense	724	721	3	0.4%
Other taxes	604	609	(5)	(0.8%)
Loan and deposit expenses	356	398	(42)	(10.6%)
Legal and professional expenses	605	612	(7)	(1.1%)
Regulatory assessment expenses	430	388	42	10.8%
Other operating expenses	1,158	1,108	50	4.5%
Total operating expenses	$17,889	$17,367	$522	3.0%
Personnel expenses increased $295,000 to $10.5 million for the third quarter of 2025, compared to the prior quarter. This increase was primarily due to higher personnel-related accruals. As of September 30, 2025 and June 30, 2025, we had 377 and 374 total employees, respectively.
Occupancy and equipment expenses increased $93,000 to $1.8 million for third quarter of 2025, compared to the prior quarter. This increase was primarily due to $40,000 of nonrecurring expenses related to a new loan and deposit production office in the Acadiana market, as well as renovations to the main office building in the Central Louisiana market.
Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
Operating expenses increased $2.5 million to $51.8 million for the nine months ended September 30, 2025, compared to $49.3 million for the nine months ended September 30, 2024. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, loan and deposit expenses, technology expenses, and data processing expense.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	Increase (Decrease)
Operating expenses:
Personnel expenses	$30,750	$28,854	$1,896	6.6%
Non-staff expenses:
Occupancy and equipment expenses	5,394	4,975	419	8.4%
Technology expenses	2,486	2,298	188	8.2%
Advertising	911	1,061	(150)	(14.1%)
Other business development expenses	1,544	1,589	(45)	(2.8%)
Data processing expense	1,734	1,650	84	5.1%
Other taxes	1,825	1,859	(34)	(1.8%)
Loan and deposit expenses	816	561	255	45.5%
Legal and professional expenses	1,849	2,000	(151)	(7.6%)
Regulatory assessment expenses	1,209	1,226	(17)	(1.4%)
Other operating expenses	3,326	3,241	85	2.6%
Total operating expenses	$51,844	$49,314	$2,530	5.1%

Personnel expenses increased $1.9 million to $30.8 million for the nine months ended September 30, 2025, compared to the same period prior year. This increase was primarily due to an increase in headcount, increased revenue-based commission compensation, annual raises, and higher personnel-related accruals. As of September 30, 2025 and 2024, we had 377 and 366 total employees, respectively.
Occupancy and equipment expenses increased $419,000 to $5.4 million for the nine months ended September 30, 2025, compared to the same period prior year. This increase was primarily due to an increase in maintenance expense, a full period of expenses related to our New Orleans market expansion in 2024, expenses related to our Acadiana market expansion in 2025, and nonrecurring expenses related to renovations of a banking center and to the main office building. The same period prior year had $76,000 of nonrecurring expenses related to our new location in the New Orleans market and other 2024 property renovations.
Loan and deposit expenses increased $255,000 to $816,000 for the nine months ended September 30, 2025, compared to the same period prior year. In the first quarter of 2025, we received a $173,000 negotiated, variable rebate from a vendor, compared to a $262,000 similar rebate in the same period prior year. Also, for the nine months ended September 30, 2025, there was an increase in loan-related expenses due to the timing of mortgage expenses and higher collections expense.
Technology expenses increased $188,000 to $2.5 million for the nine months ended September 30, 2025, compared to the same period prior year. This increase was primarily due to continued software technology enhancements and upgrades, partially offset by lower technology communication expenses from a new vendor relationship.
Data processing expense increased $84,000 to $1.7 million for the nine months ended September 30, 2025, compared to the same period prior year. This increase was due to new expenses and $31,000 of nonrecurring implementation fees related to our first quarter 2025 online, mobile banking, and bill payment system upgrades. This increase was partially offset by the receipt of a $447,000 periodic refund from our data processing center in the first quarter of 2025, compared to a $284,000 similar refund in the same period prior year.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	September 30, 2025	June 30, 2025	Increase (Decrease)
Income tax expense	$2,571	$2,524	$47	1.9%
For the quarters ended September 30, 2025 and June 30, 2025, income tax expense totaled $2.6 million and $2.5 million, respectively. The slight increase in income tax expense was due to the increase in pre-tax income during the third quarter of 2025. Our effective income tax rates for the quarters ended September 30, 2025 and June 30, 2025, were 19.2% and 19.8%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	Increase (Decrease)
Income tax expense	$7,587	$5,910	$1,677	28.4%
For the nine months ended September 30, 2025 and 2024, income tax expense totaled $7.6 million and $5.9 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the nine months ended September 30, 2025 and 2024, were 19.5% and 19.2%, respectively.

FINANCIAL CONDITION
As of September 30, 2025, assets were $3.21 billion, which was $64.8 million, or 2.1%, higher than $3.15 billion as of December 31, 2024. Total deposits increased $33.7 million, or 1.2%, to $2.84 billion as of September 30, 2025, from $2.81 billion as of December 31, 2024. Cash and cash equivalents decreased $107.9 million, or 40.1%, to $161.1 million and were 5.01% of assets as of September 30, 2025. Total securities increased $79.7 million, or 11.6%, to $764.6 million and were 23.79% of assets as of September 30, 2025. Loans HFI increased $98.1 million, or 4.7%, to $2.17 billion as of September 30, 2025. As of September 30, 2025, and December 31, 2024, we had no borrowings. Stockholders’ equity increased $31.6 million during the first nine months of 2025 to $351.3 million as of September 30, 2025. As of September 30, 2025, the loans HFI to deposits ratio was 76.55%, compared to 73.97% as of December 31, 2024, and the noninterest-bearing deposits to total deposits ratio was 32.37%, compared to 30.89% as of December 31, 2024.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of September 30, 2025. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of September 30, 2025, interest-bearing deposits in other banks were $127.4 million and 4.0% of assets, a decrease of $111.0 million, or 46.6%, compared to $238.4 million and 7.6% of assets as of December 31, 2024. This decrease was primarily due to funding loan and securities growth, which exceeded deposit growth during the nine months ended September 30, 2025.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of September 30, 2025, our total securities portfolio was 23.8% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $761.5 million as of September 30, 2025, an increase of $79.6 million, or 11.7%, from $681.9 million as of December 31, 2024.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2025, the estimated fair value of securities AFS was $636.7 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $16.2 million for the nine months ended September 30, 2025, resulting in a net unrealized loss of $47.0 million as of September 30, 2025, compared to a net unrealized loss of $63.2 million as of December 31, 2024.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2025, the amortized cost of securities HTM was $124.9 million. Securities HTM had an unrealized loss of $18.0 million as of September 30, 2025, compared to an unrealized loss of $22.8 million as of December 31, 2024.
Investment activity for the nine months ended September 30, 2025, included $146.7 million of securities purchased, partially offset by $83.5 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 2.84% for the nine months ended September 30, 2025, compared to 2.36% for the nine months ended September 30, 2024. The increase in yield was primarily due to reinvesting lower yielding securities cash flows received between September 30, 2024 and September 30, 2025, as well as other liquid funds, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of September 30, 2025, the average life of our securities portfolio was 6.2 years with an estimated effective duration of 4.3 years. As of December 31, 2024, the average life of our securities portfolio was 7.0 years with an estimated effective duration of 4.9 years.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2025, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$418,630	$2,045	$(19,456)	$401,219
Municipal bonds	196,828	15	(28,409)	168,434
U.S. agency securities	68,247	19	(1,240)	67,026
Total Securities AFS	$683,705	$2,079	$(49,105)	$636,679

Securities HTM:
Mortgage-backed securities	$123,913	$—	$(17,946)	$105,967
U.S. agency securities	940	—	(67)	873
Total Securities HTM	$124,853	$—	$(18,013)	$106,840

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990
The following table shows the fair value of securities AFS that mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date the last underlying mortgage matures. Yields are weighted-average tax equivalent yields calculated by dividing projected annual income by the average amortized cost of the applicable securities while using a 21.0% federal income tax rate, when applicable.

	Contractual Maturity as of September 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$204	3.78%	$9,658	3.79%	$48,860	2.06%	$342,497	3.74%	$401,219	3.53%
Municipal bonds	2,763	1.65%	11,058	2.36%	43,281	2.18%	111,332	2.10%	168,434	2.13%
U.S. agency securities	1,303	4.37%	4,462	2.76%	40,610	4.65%	20,651	4.12%	67,026	4.35%
Total Securities AFS	$4,270	2.58%	$25,178	2.97%	$132,751	2.86%	$474,480	3.32%	$636,679	3.21%
(1)Tax equivalent projected book yield as of September 30, 2025.

The following table shows the amortized cost of securities HTM that mature during each of the periods indicated. The contractual maturity of a mortgage-backed security is the date the last underlying mortgage matures. Yields are weighted-average tax equivalent yields calculated by dividing projected annual income by the average amortized cost of the applicable securities while using a 21.0% federal income tax rate, when applicable.

	Contractual Maturity as of September 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$123,913	2.49%	$123,913	2.49%
U.S. agency securities	—	—%	—	—%	940	2.61%	—	—%	940	2.61%
Total Securities HTM	$—	—%	$—	—%	$940	2.61%	$123,913	2.49%	$124,853	2.49%
(1)Tax equivalent projected book yield as of September 30, 2025.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of September 30, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $82,000 for the nine months ended September 30, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of September 30, 2025, loans HFI were $2.17 billion, an increase of $98.1 million, or 4.7%, compared to $2.08 billion as of December 31, 2024. During the nine months ended September 30, 2025, we had steady new loan and commitment activity, combined with funding of loan construction commitments. As of September 30, 2025, we had $125.4 million of unfunded construction loan commitments, which we expect to fund over time.
Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	September 30, 2025		December 31, 2024		Change from December 31, 2024 to September 30, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$896,211	41.2%	$884,641	42.6%	$11,570	1.3%
One-to-four family residential	618,320	28.5%	614,551	29.6%	3,769	0.6%
Construction and development	202,589	9.3%	155,229	7.5%	47,360	30.5%
Commercial and industrial	369,245	17.0%	327,086	15.8%	42,159	12.9%
Tax-exempt	59,465	2.7%	64,930	3.1%	(5,465)	(8.4%)
Consumer	27,243	1.3%	28,576	1.4%	(1,333)	(4.7%)
Total loans HFI	$2,173,073	100.0%	$2,075,013	100.0%	$98,060	4.7%
Total loans HFS	$3,260		$2,547		$713	28.0%
Average loan HFI size, excluding credit cards	$268		$250		$18	7.2%
CRE loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $51.9 million, or 2.4% of loans HFI, as of September 30, 2025, and $56.4 million, or 2.7% of loans HFI, as of December 31, 2024. The properties are primarily centered in low-rise suburban areas. As of September 30, 2025 and December 31, 2024, the average CRE loan size was $975,000 and $953,000, respectively.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of September 30, 2025, health care loans were $177.3 million, or 8.2% of loans HFI, compared to $167.3 million, or 8.1% of loans HFI, as of December 31, 2024. The average health care loan size was $426,000 as of

September 30, 2025 and $372,000 as of December 31, 2024. Within the health care sector, loans to nursing and residential care facilities were 4.1% of loans HFI as of September 30, 2025, and 4.4% as of December 31, 2024. Loans to physician and dental practices were 3.4% of loans HFI as of September 30, 2025 and December 31, 2024.
Energy loans were 1.4% of loans HFI as of September 30, 2025 and December 31, 2024.
Geographic Markets
As of September 30, 2025, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	September 30, 2025
(dollars in thousands)	Amount	Percent
Central	$616,897	28.4%
Capital	568,900	26.2%
Northwest	340,590	15.7%
New Orleans	226,865	10.4%
Southwest	183,126	8.4%
Northshore	120,857	5.6%
Acadiana	115,838	5.3%
Total loans HFI	$2,173,073	100.0%
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
NPAs totaled $2.4 million as of September 30, 2025, a decrease of $832,000, or 25.4%, from $3.3 million as of December 31, 2024. The decrease was primarily due to payoffs and charge-offs of nonaccrual loans and the sale of OREO. As of September 30, 2025, we did not have any OREO. The ratio of NPAs to assets was 0.08% as of September 30, 2025, and 0.10% as of December 31, 2024.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonperforming loans:
Nonaccrual loans	$2,435	$2,968
Accruing loans 90 or more days past due	5	266
Total nonperforming loans	2,440	3,234
Foreclosed assets:
Real estate	—	38
Total foreclosed assets	—	38
Total NPAs	$2,440	$3,272

Nonaccrual loans to loans HFI	0.11%	0.14%
Nonperforming loans to loans HFI	0.11%	0.16%
NPAs to assets	0.08%	0.10%

Nonaccrual loans are summarized below by category:

(in thousands)	September 30, 2025	December 31, 2024
Real estate:
Commercial real estate	$—	$734
One-to-four family residential	1,207	686
Construction and development	1,033	920
Commercial and industrial	112	554
Tax-exempt	—	—
Consumer	83	74
Total nonaccrual loans	$2,435	$2,968
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.
The following table summarizes loans HFI by risk rating:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,157,215	99.3%	$2,060,335	99.3%
Special Mention	5,759	0.3%	8,330	0.4%
Substandard	10,099	0.4%	6,348	0.3%
Total loans HFI	$2,173,073	100.0%	$2,075,013	100.0%
There were no loans as of September 30, 2025 or December 31, 2024, classified as doubtful or loss.
Allowance for Credit Losses
In determining the ACL for loans HFI, we estimate losses on a collective pool basis when similar risk characteristics and risk profiles exist. Loans that do not share similar risk characteristics are evaluated individually and excluded from the collective evaluation. The ACL is determined using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
As of September 30, 2025, the ACL was $22.8 million, or 1.05% of loans HFI. As of December 31, 2024, the ACL totaled $21.7 million, or 1.05% of loans HFI. The $1.1 million increase in the ACL for the nine months ended September 30, 2025, was due to $1.6 million from the provision for credit losses on loans, partially offset by $480,000 of net charge-offs.
The provision for credit losses on loans for the nine months ended September 30, 2025, was $1.6 million, an increase of $750,000, or 93.8%, from $800,000 for the nine months ended September 30, 2024. The increase for the first nine months of 2025 was primarily driven by loan growth, lingering impacts related to inflation and tariffs, and greater uncertainty with future unemployment. The provision for the first nine months of 2024 was due to the inflationary environment, changing monetary policy, economic forecasts, and loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The following table displays activity in the ACL for September 30, 2025, and September 30, 2024:

	As of and For the Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Loans HFI	$2,173,073	$2,056,048
Nonaccrual loans	$2,435	$3,023
Average loans	$2,121,894	$2,037,435

Allowance at beginning of period	$21,731	$21,336
Provision for credit losses(1)	1,550	800
Charge-offs:
Real estate:
Commercial real estate	(19)	—
One-to-four family residential	(26)	—
Construction and development	(250)	—
Commercial and industrial	(69)	(218)
Consumer	(228)	(327)
Total charge-offs	(592)	(545)
Recoveries:
Real estate:
One-to-four family residential	14	7
Commercial and industrial	16	59
Consumer	82	100
Total recoveries	112	166
Net (charge-offs)/recoveries	(480)	(379)
Allowance at end of period	$22,801	$21,757

ACL to loans HFI	1.05%	1.06%
ACL to nonaccrual loans	936.39%	719.72%
Net charge-offs to average loans	0.02%	0.02%
(1)The $900,000 provision for credit losses on the consolidated statements of income for the nine months ended September 30, 2024, includes $800,000 for loans and $100,000 for unfunded loan commitments.
We believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above. Future provisions for credit losses on loans are subject to ongoing evaluations of the factors and loan portfolio risks, including economic pressures related to inflation, unemployment, tariffs and trade, and natural disasters affecting the state of Louisiana. A decline in market area economic conditions, deterioration of asset quality, or growth in portfolio size could cause the allowance to become inadequate, and material additional provisions for credit losses could be required.
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
Total deposits increased $33.7 million, or 1.2%, to $2.84 billion as of September 30, 2025, from $2.81 billion as of December 31, 2024. This increase was primarily a result of higher balances in commercial customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Noninterest-bearing deposits increased by $52.5 million, or 6.1%, to $919.0 million as of September 30, 2025. Noninterest-bearing deposits as a percentage of total deposits were 32.37% as of September 30, 2025, compared to 30.89% as of

December 31, 2024. Interest-bearing deposits decreased by $18.8 million, or 1.0%, to $1.92 billion as of September 30, 2025.
The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of September 30, 2025 and December 31, 2024, the average deposit account size was approximately $28,000.
The following table presents our deposits by account type as of the dates indicated:

	September 30, 2025		December 31, 2024		Change from December 31, 2024 to September 30, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$918,974	32.4%	$866,496	30.9%	$52,478	6.1%
Interest-bearing deposits:
Interest-bearing demand deposits	164,184	5.8%	154,720	5.5%	9,464	6.1%
NOW accounts	407,458	14.3%	467,118	16.7%	(59,660)	(12.8%)
Money market accounts	571,562	20.1%	556,769	19.8%	14,793	2.7%
Savings accounts	164,347	5.8%	169,894	6.1%	(5,547)	(3.3%)
Time deposits less than or equal to $250,000	413,121	14.6%	403,096	14.3%	10,025	2.5%
Time deposits greater than $250,000	199,137	7.0%	187,013	6.7%	12,124	6.5%
Total interest-bearing deposits	1,919,809	67.6%	1,938,610	69.1%	(18,801)	(1.0%)
Total deposits	$2,838,783	100.0%	$2,805,106	100.0%	$33,677	1.2%
The following table presents deposits by customer type as of the dates indicated:

	September 30, 2025		December 31, 2024		Change from December 31, 2024 to September 30, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,366,716	48.1%	$1,362,740	48.6%	$3,976	0.3%
Commercial	1,248,666	44.0%	1,178,488	42.0%	70,178	6.0%
Public	223,401	7.9%	263,878	9.4%	(40,477)	(15.3%)
Total deposits	$2,838,783	100.0%	$2,805,106	100.0%	$33,677	1.2%
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
Our average deposit balance was $2.84 billion for the three months ended September 30, 2025, an increase of $35.7 million, or 1.3%, from $2.80 billion for the three months ended June 30, 2025. The average cost of interest-bearing deposits and total deposits for the third quarter of 2025 was 2.34% and 1.58%, respectively, compared to 2.33% and 1.56%, respectively, for the prior quarter. The increase in the average cost of interest-bearing deposits and total deposits in the third quarter of 2025 as compared to the prior quarter was primarily due to higher rates on public entity NOW accounts due to pricing competition. Also, as of September 30, 2025, 8.9% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	September 30, 2025		June 30, 2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$927,503	0.00%	$919,770	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	149,934	3.11%	130,829	3.23%
NOW accounts	419,161	1.39%	422,748	1.31%
Money market accounts	563,758	2.15%	556,265	2.14%
Savings accounts	168,432	0.15%	172,398	0.15%
Time deposits	606,373	3.60%	597,433	3.65%
Total interest-bearing deposits	1,907,658	2.34%	1,879,673	2.33%
Total average deposits	$2,835,161	1.58%	$2,799,443	1.56%
As of September 30, 2025, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $893.2 million, or 31.5% of total deposits, compared to $879.8 million, or 31.4% of total deposits, as of December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of September 30, 2025, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $721.3 million, or 25.4% of total deposits, compared to $667.6 million, or 23.8% of total deposits, as of December 31, 2024. As of September 30, 2025, our cash and cash equivalents of $161.1 million, combined with our available borrowing capacity of $1.73 billion, equaled 211.7% of our estimated uninsured deposits and 262.2% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	September 30, 2025
Three months or less	$40,587
Over three months through six months	29,645
Over six months through 12 months	25,485
Over 12 months	3,670
Total	$99,387
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is secured by a blanket lien on selected Red River Bank loans that meet FHLB collateral requirements. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by pledged securities and eligible Red River Bank loans that are not pledged to the FHLB. As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of September 30, 2025, was $351.3 million, compared to $319.7 million as of December 31, 2024. The $31.6 million, or 9.9%, increase in stockholders’ equity was attributable to $31.3 million of net income for the nine months ended September 30, 2025, a $13.6 million, net of tax, market adjustment to AOCI related to securities, and $383,000 of stock compensation, partially offset by the repurchase of 211,748 shares of common stock for $11.2 million, including excise tax, and $2.6 million in cash dividends.
During the second quarter of 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from AFS to HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $12.0 million, of which $9.5 million, net of tax, was included in AOCI.
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
For the three months ended September 30, 2025, we did not repurchase any shares of our common stock under the stock repurchase program. For the nine months ended September 30, 2025, we repurchased 11,748 shares of our common stock at an aggregate cost of $656,000, excluding excise tax, under the stock repurchase program. As of September 30, 2025, we had $4.3 million available for repurchasing our common stock under the 2025 stock repurchase program.
On May 22, 2025, we entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of our common stock for a total purchase price of approximately $5.1 million, excluding excise tax. This repurchase was supplemental to our 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
On August 7, 2025, we entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of our common stock for a total purchase price of approximately $5.3 million, excluding excise tax. This repurchase was supplemental to our 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. For the three and nine months ended September 30, 2025, we recorded $53,000 and $111,000, respectively, of stock repurchase excise tax.
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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of September 30, 2025, we had sufficient liquid assets available and $1.73 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2025, and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $67.0 million, or 2.4%, for the nine months ended September 30, 2025, compared to the average deposits for the twelve months ended December 31, 2024. The increase in average total deposits was primarily a result of higher balances in customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and income tax payments. Our average total loans increased $75.6 million, or 3.7%, for the nine months ended September 30,

2025, compared to average total loans for the twelve months ended December 31, 2024. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.
As of September 30, 2025, liquid assets were $161.1 million, compared to $269.0 million as of December 31, 2024. The decrease of $107.9 million, or 40.1%, was primarily due to funding loan and securities growth, which exceeded deposit growth for the nine months ended September 30, 2025. The liquid assets to assets ratio was 5.01% as of September 30, 2025, compared to 8.54% as of December 31, 2024.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of September 30, 2025. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of September 30, 2025, we project receipt of approximately $33.4 million of principal repayments and maturities through December 31, 2025. As of September 30, 2025, approximately $524.8 million, or 70.3%, of the fair value of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of September 30, 2025 and December 31, 2024, our net borrowing capacity from the FHLB was $979.2 million and $931.6 million, respectively. There were no outstanding borrowings from the FHLB as of September 30, 2025 and December 31, 2024.
Another borrowing source is the Federal Reserve Bank’s Discount Window. The Bank has pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, the Bank has been approved for the BIC program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of September 30, 2025, we had a total borrowing capacity of $125.9 million, including $86.6 million through the BIC program, compared to a total borrowing capacity of $157.8 million, including $118.7 million through the BIC program as of December 31, 2024. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of September 30, 2025 and December 31, 2024.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $100.0 million in federal funds as of September 30, 2025, and $95.0 million as of December 31, 2024. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We had no outstanding balances from these sources as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, we had $527.5 million in unfunded loan commitments and $14.3 million in commitments associated with outstanding standby letters of credit. As of December 31, 2024, we had $509.6 million in unfunded loan commitments and $11.9 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
We are party to various investment commitments in the normal course of business. Our exposure is represented by the contractual amount of these commitments.
In 2014, we committed to an investment into an SBIC limited partnership. As of September 30, 2025, there was a $226,000 outstanding commitment to this partnership.
In 2020, we committed to a second investment into an SBIC limited partnership. As of September 30, 2025, there was a $1.9 million outstanding commitment to this partnership.

In 2021, we committed to an investment into JAM FINTOP, a bank technology limited partnership. As of September 30, 2025, there was a $277,000 outstanding commitment to this partnership.
On September 26, 2025, we committed to a third investment into an SBIC limited partnership. As of September 30, 2025, there was a $3.0 million outstanding commitment to this partnership.
Construction Commitment
The Company has one committed construction agreement to construct a new lending headquarters building in the Northwest market, and there was approximately $1.8 million remaining on this commitment as of September 30, 2025.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.51% as of September 30, 2025.
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

	September 30, 2025		December 31, 2024
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	3.0%	(0.5%)	4.7%	(0.4%)
+200	2.2%	0.5%	3.2%	0.3%
+100	1.2%	0.8%	1.6%	0.6%
Base	—%	—%	—%	—%
-100	(1.4%)	(1.6%)	(1.5%)	(0.2%)
-200	(3.7%)	(6.5%)	(4.4%)	(4.1%)
-300	(6.0%)	(13.9%)	(7.2%)	(11.1%)
The results above, as of September 30, 2025 and December 31, 2024, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of September 30, 2025, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of September 30, 2025, floating rate loans were 17.8% of loans HFI, and floating rate transaction deposits were 8.9% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2025, total intangible assets were $1.5 million, which is less than 1.0% of total assets.

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

(dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024
Tangible common equity
Total stockholders’ equity	$351,311	$335,350	$324,318
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$349,765	$333,804	$322,772
Realized common equity
Total stockholders’ equity	$351,311	$335,350	$324,318
Adjustments:
Accumulated other comprehensive (income) loss	46,639	58,026	49,624
Total realized common equity (non-GAAP)	$397,950	$393,376	$373,942
Common shares outstanding	6,576,609	6,676,609	6,826,120
Book value per share	$53.42	$50.23	$47.51
Tangible book value per share (non-GAAP)	$53.18	$50.00	$47.28
Realized book value per share (non-GAAP)	$60.51	$58.92	$54.78

Tangible assets
Total assets	$3,214,363	$3,168,092	$3,101,750
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,212,817	$3,166,546	$3,100,204
Total stockholders’ equity to assets	10.93%	10.59%	10.46%
Tangible common equity to tangible assets (non-GAAP)	10.89%	10.54%	10.41%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies - Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2025, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
July 1 - July 31, 2025	—	$—	—	$4,337
August 1 - August 31, 2025(4)	100,000	$53.00	—	$4,337
September 1 - September 30, 2025	—	$—	—	$4,337
Total	100,000	$53.00	—	$4,337
(1)Average price paid per share includes the commission expense, if any, paid on the share repurchases, but excludes the excise tax recorded on the share repurchases.
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
(4)On August 7, 2025, we entered into a privately negotiated stock repurchase agreement for the purchase of 100,000 shares of our common stock for a total purchase price of approximately $5.3 million, excluding excise tax. The repurchase was supplemental to the 2025 stock repurchase program and did not impact the amount of permitted repurchases thereunder.
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: November 7, 2025	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)