Form 10-K
period 2025-12-31
RED RIVER BANCSHARES INC
filed 2026-03-13
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $276.1 million as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the Registrant (and any trusts or entities that they own or control) are “affiliates”.
As of February 27, 2026, the Registrant had 6,577,186 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders of Red River Bancshares, Inc. to be held on May 7, 2026, are incorporated by reference into Part III of this Report to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this Report to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this Report are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2008 Plan	2008 Equity Incentive Plan
2018 Plan	2018 Equity Incentive Plan
401(k) Plan	Red River Bank 401(k) Profit Sharing Plan
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BHCA	The Bank Holding Company Act of 1956, as amended
BIC	Federal Reserve Bank’s Discount Window Borrower-in-Custody
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CCB	Capital conservation buffer
CECL	Current Expected Credit Losses, related to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CFPB	Consumer Financial Protection Bureau
CODM	Chief operating decision maker
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation Program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Dodd-Frank Act	Dodd-Frank and Wall Street Consumer Protection Act of 2010
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	United States Federal Housing Administration
FHLB(s)	Federal Home Loan Bank(s)
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale

ABBREVIATION OR ACRONYM	DEFINITION
HTM	Held-to-maturity
ISO	Information Security Officer
IT	Information technology
JAM FINTOP	JAM FINTOP Banktech, L.P. fund
LBCA	Louisiana Business Corporation Act
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NAICS	North American Industry Classification System, which is an industry classification system used to categorize loans by the borrower’s type of business
NIST	National Institute of Standards and Technology
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OFAC	Office of Foreign Assets Control
OFI	Louisiana Office of Financial Institutions
OREO	Other real estate owned
OTC	Operations and Technology Committee
PCD	Purchased credit deteriorated
Report	Annual Report on Form 10-K
RESPA	Real Estate Procedures Act of 1974
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
TILA	Truth in Lending Act
TMSOs	Treasury Management Sales Officers
U.S.	United States of America
VA	United States Department of Veterans Affairs

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
•natural disasters and adverse weather, acts of terrorism, trade and tariff policies, trade wars, pandemics, an outbreak of hostilities or tensions with other countries, or other international or domestic calamities, and other matters beyond our control;
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
As of December 31, 2025, we were the sixth largest financial institution headquartered in Louisiana based on assets, with total assets of $3.35 billion, loans HFI of $2.25 billion, total deposits of $2.96 billion, and total stockholders’ equity of $365.2 million.
OUR MARKETS
As of December 31, 2025, we operated from a network of 28 banking centers throughout Louisiana and two combined LDPOs, one each in New Orleans, Louisiana and Lafayette, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes the Slidell-Mandeville-Covington MSA; Acadiana, which includes the Lafayette MSA; and New Orleans, which includes the New Orleans-Metairie MSA.
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

Opportunistic New Market Expansion
When evaluating potential new market opportunities, our standard due diligence includes both an assessment of the local economy as well as analysis of the local banking landscape. Our target markets include markets with significant disruption by competitors and where market share is held by large national and regional banks. We generally establish a presence with an LDPO and then build or buy and remodel a banking center. Since 2017, as part of our new market expansion plan, we expanded operations into four new markets. In 2017, we began operations in the Southwest Louisiana market, which includes the Lake Charles, Louisiana MSA. During 2019, we entered the Northshore market, located on the north shore of Lake Pontchartrain, near New Orleans, Louisiana. In 2020, we entered the Acadiana market, which includes the Lafayette, Louisiana MSA. In 2021, we entered the New Orleans market by opening a combined LDPO in downtown New Orleans, Louisiana, which was followed by a full-service banking center in 2022. In 2024, we opened our third banking location in the New Orleans market with a full-service banking center in Metairie, Louisiana. Also in 2024, we purchased property in Lafayette, Louisiana, and plan to build a new banking center at that location, which would be our second full-service banking center in the Acadiana market. In the third quarter of 2025, we opened a combined LDPO in Lafayette, Louisiana.
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
Real Estate Loans
Commercial Real Estate Loans (Owner Occupied). We focus on the banking needs of established operating companies, which includes owner occupied office and industrial real estate loans. Risks associated with owner occupied CRE include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, environmental contamination, and the quality of the borrower’s management. In addition to a proven management team and track record, we focus on businesses with a history of strong, recurring cash flows. In particular, we target wholesale and professional service companies, as well as businesses with unique strengths in niche markets. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well-diversified by industry type. As of December 31, 2025, our owner occupied CRE loans were 20.5% of loans HFI.
Commercial Real Estate Loans (Non-Owner Occupied). Our pursuit of non-owner occupied CRE properties is reserved primarily for developers and other persons or entities of influence who present additional business and personal relationship opportunities. This strategy is evidenced by our modest level of these loans relative to our capital, which has been consistent for many years. Risks associated with non-owner occupied CRE include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We target property types with a greater ability to withstand changes in market forces. Our underwriting criteria for non-owner occupied properties is even more conservative than our underwriting criteria for owner occupied properties due to the higher inherent risks generally associated with the former. Our target rate of return is also higher for non-owner occupied CRE loans. As of December 31, 2025, our non-owner occupied CRE loans were 20.4% of loans HFI.

One-to-Four Family Residential Loans. We offer primary and secondary liens on one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial and industrial, CRE, and construction and development loan portfolios, we are exposed to risks based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As of December 31, 2025, our one-to-four family residential loans were 28.0% of loans HFI.
Construction and Development Loans. Our construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of CRE investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the construction loan. As of December 31, 2025, our construction and development loans were 9.8% of loans HFI.
Commercial and Industrial Loans
We have expertise in meeting the financing needs of commercial operating companies. Our specialists in these areas understand the cash cycle, working capital, and the fixed asset acquisition needs of businesses, which allows us to deliver customizable and effective financing solutions. The risks associated with commercial and industrial loans are derived from the expectation that the loans are generally serviced from the operations of the business, and those operations may not be successful. In addition, the collateral securing commercial and industrial loans generally includes movable property, which may decline in value more rapidly than anticipated. We recommend and utilize sound commercial and industrial loan structures that limit our risks as a lender, while also helping to drive the success of our clients’ businesses. Commercial and industrial loans comprised 17.5% of loans HFI as of December 31, 2025.
Tax-Exempt Loans
We make tax-exempt loans to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans undergo the same underwriting as any of our other loans and are typically secured by and paid for by ad valorem taxes. As of December 31, 2025, our tax-exempt loans were 2.6% of loans HFI.
Consumer Loans
We also make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any. As of December 31, 2025, our consumer loans were 1.2% of loans HFI.
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
Commitments to Extend Credit
We had outstanding commitments to extend credit in the forms of lines of credit and standby letters of credit of approximately $560.2 million as of December 31, 2025. We use the same credit policies in making these commitments as we do for our other loans.
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
Brokerage Services
We offer a broad range of products and services designed to meet the financial planning needs of our clients in the markets we serve. Our investment executives strive to understand each client’s unique financial situation and through our partnership with LPL Financial LLC, our registered broker-dealer, our investment executives are able to offer stocks, bonds, mutual funds, alternative investments, advisory services, annuities, and insurance products to address their individual needs. As of December 31, 2025, our investment group held $1.33 billion of assets under management.
Other Banking Services
We offer banking products and services with a focus on customer convenience and accessibility. We offer a full suite of online banking services, including access to account balances, online transfers, online bill payment, and electronic delivery of customer statements. In addition, we offer banking services in person, through ATMs, drive-through facilities, night deposits, telephone, mail, and mobile banking. We also offer debit cards, credit cards, cashier’s checks, wire transfer services, and safe deposit boxes.
INFORMATION TECHNOLOGY SYSTEMS
We continue to make investments in our IT systems supporting our deposit and lending operations and treasury management initiatives. Since 2021, we have invested in JAM FINTOP to strategically develop technology partnerships as we expand our digital offerings. We believe these investments are essential to enhancing our capabilities for offering new products and services, improving the overall customer experience, providing scale for future growth and acquisitions, and increasing controls and efficiencies in corporate support areas. We utilize a core data processing platform from a nationally recognized bank software vendor providing us with capabilities to support our continued growth. While we operate and manage our internal network infrastructure, we leverage the capabilities of third-party service providers to provide technical expertise around network design, architecture, and cybersecurity services required for us to operate as an effective and efficient organization.
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
HUMAN CAPITAL
As of December 31, 2025, we had 375 employees, including 367 full-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.
We believe that we maintain employment and benefit programs that are appropriate with respect to position responsibilities, competitive with the external market, and capable of attracting, retaining, and motivating competent employees. We recognize the importance of our employee’s financial health and well-being and strive to provide comprehensive compensation and benefits packages to help meet those needs. Compensation and benefits include market-competitive pay, health insurance, dental insurance, vision insurance, employer paid and voluntary life insurance, health and dependent care flexible spending accounts, paid holidays, paid vacation and sick time, and other insurance and benefit options. We also offer a 401(k) Plan, and we make matching contributions to that plan. In addition, we offer stock-based compensation to key employees as a way to attract, reward, and retain talent. For more information on our benefit plans and stock-based compensation, see “Item 8. Financial Statements and Supplementary Data - Note 9. Employee Benefits” and “- Note 10. Stock-Based Compensation Plans,” respectively, in this Report.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
For information regarding our executive officers, see “Item 10. Directors, Executive Officers, and Corporate Governance” in this Report.
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
On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions, and the price and terms of credit. The purpose of the rule is to increase transparency and combat discrimination in small business lending. As a bank with moderate volume lending as prescribed by this final rule, the current compliance deadline is January 1, 2027. However, the CFPB issued a notice of proposed rulemaking in November 2025 that would make certain changes to the rule, including changing the number of lending transactions that would require financial institutions to comply with this rule, reducing the number of data points financial institutions must collect and report, and extending the compliance deadline to January 1, 2028. Under this proposed rule, we do not currently meet the threshold for reporting. We will continue to monitor future developments with this rulemaking.
On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks, credit unions, and other financial service providers to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The rule is in a current state of uncertainty as a federal court has issued a preliminary injunction prohibiting the CFPB from enforcing it until the CFPB can complete its reconsideration of the rule. In August 2025, the CFPB issued an advance notice of proposed rulemaking seeking comments as it evaluates issuing a proposed rule that would replace the current rule.
At this time, it is difficult to anticipate the continued impact the above-described legislation and regulations may have on our business, our customers, and the financial industry generally. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act and other regulations may impact the profitability of our business activities; require changes to certain of our business practices; impose upon us more stringent capital, liquidity, and leverage requirements; or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.
Additionally, the future implementation and enforcement of regulations may be affected by the current government of the U.S., which has made significant changes in the leadership of the various bank regulatory agencies. In early February 2025, the CFPB’s Acting Director issued directives to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations. Since this time, the CFPB has remained largely dormant, with limited rulemaking issuances or other activity. In November 2025, the Acting Director notified a federal court that, pursuant to a legal opinion issued by the Department of Justice’s Office of Legal Counsel, the CFPB cannot request funds from the Federal Reserve under Dodd-Frank to fund its operations. In December 2025, the federal court rejected this legal interpretation. In January 2026, the Acting Director notified the federal court that he had requested funding from the Federal Reserve to fund its operations for the first quarter of 2026. The future of the CFPB is uncertain at this time.
Holding Company Capital Requirements
At the holding company level, we are subject to the same minimum capital ratios under Basel III as the Bank. These minimum capital requirements are set forth below under the heading “- Bank Regulation - Capital Adequacy Requirements.” The Federal Reserve monitors the capital adequacy of the Company and considers its capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company.
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
Regulatory Restrictions on Dividends; Source of Strength
As a Louisiana corporation, the Company is subject to certain restrictions on dividends under the LBCA. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either: (1) the corporation would not be able to pay its debts as they come due in the usual course of business; or (2) the corporation’s total assets would be less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. The Company’s status as a bank holding company also affects its ability to pay dividends in two additional ways. First, since the Company is a holding company with no material business activities of its own, its ability to pay dividends could become dependent upon the ability of the Bank to transfer funds to it in the form of dividends, loans, and advances. The Bank’s ability to pay dividends and make other distributions and payments to the Company is itself subject to various legal, regulatory, and other restrictions, and the present and future dividend policy of the Bank is subject to the discretion of its board of directors. Second, as a bank holding company, the Company’s payment of dividends must comply with the laws, regulations, and policies of the Federal Reserve. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited because of the CCB under the Basel III regulatory capital framework. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under any applicable minimum capital requirements. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from the Bank, which is subject to certain restrictions on dividends as discussed in more detail below.

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
As part of the Economic Growth Act, an optional CBLR framework is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements. In December 2025, the federal banking agencies issued a notice of proposed rulemaking that would, among other things, lower the 9.00% leverage ratio requirement to 8.00%.
As of December 31, 2025, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
To be well-capitalized, a bank must have a total risk-based capital ratio of at least 10.00%, a Tier I risk-based capital ratio of at least 8.00%, a common equity Tier I risk-based capital ratio of at least 6.50%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. We believe that, as of December 31, 2025, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

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
Concentrated CRE Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank may have a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total risk-based capital, or (2) total non-owner occupied CRE loans, excluding owner occupied properties, represent 300.0% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s CRE loan portfolio has increased 50.0% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for CRE lending. As of December 31, 2025, the Bank’s total reported loans for construction, land development, and other land represented less than 100.0% of the Bank’s total risk-based capital, and its total CRE loans, excluding owner occupied properties, represented less than 300.0% of the Bank’s total risk-based capital. As a result, the Bank does not have a concentration in CRE lending.
Community Reinvestment Act
The CRA and the related regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s CRA performance record when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks’

performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “Satisfactory” rating in its most recent CRA examination in 2025.
On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Most of the new rule’s requirements were originally scheduled to become applicable beginning January 1, 2026. However, a federal court issued an injunction in March 2024 that indefinitely extended the compliance date until the injunction is lifted. Further, in July 2025, the federal banking agencies issued a notice of proposed rulemaking to rescind the October 2023 final rulemaking and replace it with the prior CRA regulation. If and when applicable, under the final rule, (1) the federal banking agencies would evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations would be updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach would be adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and (4) CRA evaluations and data collection would be tailored according to bank size and type.
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
The Dodd-Frank Act created the CFPB, which has broad authority to regulate the offering and provision of consumer financial products. The CFPB has authority to promulgate regulations; issue orders, guidance, interpretations, and policy statements; conduct examinations; and bring enforcement actions regarding consumer financial products and services. In general, banks with assets of $10.0 billion or less, such as the Bank, will continue to be examined for consumer compliance, and subject to enforcement actions, by their primary federal regulator. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary federal regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain consumer protection rules adopted by the CFPB against certain institutions. As previously referenced in “- Bank Holding Company Regulation - Financial Services Industry Reform,” since February 2025, the CFPB has engaged in minimal supervision and enforcement activity, and the future of the CFPB is presently uncertain.
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
Federal laws and regulations also include certain information security guidelines that require a bank, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cybersecurity risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks. Under Federal guidance, banks are required to provide notice to affected customers of a data breach under certain circumstances and to the primary federal regulator within certain timeframes for certain data security incidents.
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
Future Legislation and Regulatory Reform
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation, and policies, and the effects of such legislation, regulation, and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or prospects, and the overall growth and distribution of loans, investments, and deposits. Such legislation, regulation, and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans, and prospects of commercial banks in the past and are expected to continue to do so.

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
Our loan portfolio includes owner occupied and non-owner occupied CRE loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2025, our owner occupied CRE loans totaled $461.7 million, or 20.5% of loans HFI. Also, as of December 31, 2025, our construction and development loans, non-owner occupied CRE loans, and non-real estate secured loans financing CRE activities totaled $683.3 million, or 30.4% of loans HFI. The repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This projected income may be adversely affected by changes in the economy, changes in interest rates, or local market conditions. CRE loans expose us to greater credit risk than loans secured by residential real estate, because there are fewer potential purchasers for the CRE collateral, which can make liquidation more difficult in the event of default of the underlying loan. Additionally, non-owner occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied CRE loans may be larger on an individual loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our CRE loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability.
A significant portion of our loan portfolio consists of real estate loans, which subjects us to the potential impairment of the collateral securing the loan if the real estate market experiences negative changes and the costs and potential risks associated with the ownership of the real property if we are forced to foreclose.
Real estate values in our markets have experienced periods of fluctuation in the past. As of December 31, 2025, $1.77 billion, or 78.7%, of loans HFI were secured by real estate as the primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Real estate values and real estate markets are affected by many factors, such as changes in national, regional, or local economic conditions; the rate of unemployment; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature, such as hurricanes, flooding, and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Additionally, we may have to foreclose on the collateral property. We may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate, including potential environmental liability due to contamination of a property either during ownership or after the divesting of it. As of December 31, 2025, we held OREO totaling $36,000. This amount could increase in the future, depending upon the level of our real estate foreclosures and our ability to efficiently divest the foreclosed OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Consequently, we could be required to increase our ACL, adversely affecting our profitability.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2025, $628.8 million, or 28.0%, of our total loan portfolio was secured by primary and secondary liens on one-to-four family residential loans. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the borrowers’ ability to meet their loan payment obligations. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of losses due to default. A downturn in the housing market coupled with elevated unemployment rates may also result in a decline in demand for our products and services. Rising insurance costs may affect the borrower’s ability to make timely payments and may also impact the value of the underlying real estate due to higher costs of ownership.
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
A portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment, or other commercial collateral, and the deterioration in the collateral’s value could expose us to credit losses.
As of December 31, 2025, approximately $392.8 million, or 17.5%, of loans HFI were commercial and industrial loans collateralized, in general, by general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and therefore have the potential for larger losses on an individual loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries that are sensitive to commodity prices, real estate values, or liquidity, which could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions where our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage.
Our ACL may prove to be insufficient to absorb losses inherent in our loan portfolio.
The ACL is a valuation account that is deducted from the amortized cost basis of loans HFI to present management’s best estimate of the expected credit losses to be recognized over the lifetime of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The determination of the amount of allowance involves a high degree of judgment and subjectivity. As of December 31, 2025, our ACL totaled $23.4 million, which represents approximately 1.04% of loans HFI. The actual amount of credit losses is affected by changes in economic, operating, and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. All of these factors are beyond our control, and such losses may exceed our current estimates.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. Because real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure and to determine certain estimated losses. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO or personal property, and our ACL may not reflect accurate estimated losses.
The amount of our nonperforming assets may increase significantly, resulting in additional losses, costs, and expenses.
As of December 31, 2025, we had NPAs of $3.5 million, or 0.11% of assets. NPAs adversely affect our net income in various ways. We do not record interest income on OREO or on nonperforming loans, which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the market value of the collateral, which may ultimately result in a loss. An increase in the level of NPAs also increases our risk profile, which may cause our regulators to require additional amounts of capital. Finally, NPAs can take significant time and resources to resolve, causing the related costs of maintaining those assets to increase. These effects may be particularly pronounced in a declining real estate market where valuations are falling and excess inventory is present.
The small to medium-sized businesses that we lend to may have fewer resources to handle adverse business developments, which may impair their ability to repay loans.
A significant portion of our business is focused on small to medium-sized businesses, which frequently have smaller market shares than their competition; may be more vulnerable to economic downturns, inflation, labor market and supply chain constraints, tariffs, trade policy, and trade wars; may often need substantial additional capital to expand or compete; and may experience substantial volatility in operating results. Any of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents, and efforts of one individual or a small group of individuals. The death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay loans.
We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and other parties.
In deciding whether and upon what terms to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information, and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to entering into a transaction. In addition, there could be a significant breakdown or failure in our systems or processes in compiling that information, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations, or systems. Whether a misrepresentation is made by the applicant, an employee, or another third party, we generally bear the risk of loss associated with the misrepresentation. We are often contractually required to indemnify counterparties for losses caused by a material misrepresentation, and a loan subject to a material misrepresentation is typically not marketable or, if sold, is subject to repurchase. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result.
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

An increase in the general level of interest rates may reduce loan demand and loan fees, decrease loan repayments, create deposit rate pressure, while increasing the yield on short-term interest-bearing assets and on new and renewing loans and securities. Higher interest rates could adversely affect the ability of borrowers of floating rate loans to meet their higher payment obligations, which could result in an increase in delinquencies and charge-offs. Higher interest rates could also increase the cost of deposits.
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
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the U.S. Our business environment can be impacted by uncertainty about the federal fiscal and monetary policymaking process, as well as events such as government debt ceilings and shutdowns. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Federal fiscal and monetary policymaking decisions could lead to changes in interest rates, inflation, or other economic impacts such as recessions. The primary impact of inflation on our operations is our ability to manage the impact of changes in interest rates, which could impact the demand for our products and services. In addition, we could also experience increased operating costs related to providing our products and services as a result of inflation, supply chain disruptions, or increased wage pressure.
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
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2025, we had $560.2 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to reduced income or the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from alternative sources. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due.
Negative conditions in the health care sector could lead to increased credit losses in our loan portfolio.
Health care loans, which were $194.3 million, or 8.6% of loans HFI as of December 31, 2025, are our largest industry concentration. These loans consist of loans to nursing and residential care facilities and physician and dental practices. To the extent that adverse economic conditions or other factors disproportionately and negatively impact the health care sector, it could lead to increased credit losses in our loan portfolio
Volatility in oil and natural gas prices along with cyclical downturns in the energy industry, particularly in Louisiana, could lead to increased credit losses in our loan portfolio.
As of December 31, 2025, we had energy loans of $27.7 million, or 1.2% of loans HFI. We also may have indirect exposure to energy prices, as some of our non-energy customers’ businesses may be affected by volatility in the oil and gas industry and energy prices. General uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances, or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Louisiana, all of which could lead to increased credit losses in our loan portfolio.

Natural disasters and other external events could result in a disruption of our operations and increases in credit losses.
We are a community banking franchise concentrated in Louisiana. A significant portion of our business is generated from Louisiana markets that have been, and may continue to be, impacted by major hurricanes, floods, tropical storms, tornadoes, ice storms, and other natural disasters. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. A deterioration in local economic conditions or in the residential or CRE markets could have an adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. As of December 31, 2025, 94.4% of loans HFI were made to borrowers who reside or conduct business in Louisiana, and substantially all of our real estate loans are secured by properties located in Louisiana. If the population, employment, or income growth in any of our markets is negative or slower than projected, income levels, deposits, and real estate development could be adversely impacted, which could adversely affect our business and profitability.
Additionally, our business could be adversely affected by the effects of war and international conflict, civil unrest, inflation, trade and tariff policies, trade wars, labor market and supply chain constraints, perceived or actual stock market bubbles, government shutdowns, or a widespread outbreak of pandemics.
Further, we are monitoring the ongoing military conflicts between Russia and Ukraine, as well as current tensions in Venezuela, China, and the Middle East, including Iran, and between China and Taiwan. While we do not expect that these conflicts or tensions will be directly material to us, associated effects of the geopolitical instability, such as the imposition of sanctions against any country and their response to such sanctions (including retaliatory acts like cyber-attacks and sanctions against other countries), could adversely affect the global economy or domestic markets, including ours.
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
We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors. Our business plan emphasizes relationship banking in order to originate loans, attract deposits, and provide other financial services. As a result, our reputation is one of the most valuable components of our business. We face deposit and other competition from both bank and non-bank providers through a variety of new and evolving alternative payment mechanisms. These alternative payment mechanisms include cryptocurrencies and crypto assets, especially stablecoins, prepaid systems, and payment services targeting users of social networks, communications platforms, and gaming, which may attract funds from traditional banking channels like ours. Some of our competitors are larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Credit unions have become more active through organic growth and growth through acquisitions, and their tax-exempt status may enable them to compete more effectively on rates. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory, and technological changes; and the emergence of alternative sources for financial services, including fintech companies, all of which could cause us to lose some of our existing customers, and we may not be successful attracting new customers. Our failure to compete effectively in our primary markets could cause us to lose market share.
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
Also, as consolidation of the financial services industry continues, the number of appropriate targets may decrease and the price for potential acquisitions may increase, which could reduce our potential returns and reduce the attractiveness of these opportunities to us. In addition, we cannot provide assurance that we will be able to successfully integrate any business or assets we acquire. The integration of acquired operations and assets may require substantial management time, effort, and resources and may divert management’s focus from other strategic opportunities and operational matters.
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
New lines of business, products, product enhancements, services, or technologies may subject us to additional risks.
As we continue to grow, our success will be partially dependent upon our ability to address the needs of our customers and enhance operational efficiencies. From time to time, we may implement new lines of business; offer new products, services, or technologies; or offer product enhancements within our existing lines of business. In doing so, we may invest significant time and resources. At the same time, we may not allocate the appropriate level of resources or expertise necessary to make these new efforts successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements, services, or technologies may not be achieved, and price and profitability targets may not prove feasible. As a result, we may not fully realize the anticipated benefits from these efforts, or we may incur significant costs to overcome related challenges in a timely manner. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the ultimate implementation. For example, many of our larger competitors have substantially greater resources to invest in these efforts. As a result, they may be able to offer additional or superior products, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking technology-driven products and services that we are not able to provide. Any new line of business, product, product enhancement, service, or technology could also have a significant impact on the effectiveness of our system of internal controls and subject us to additional, unknown risks.
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
Risks Related to Our Operations
We rely heavily on our executive management team, directors, and other key employees, and we could be adversely affected by an unexpected loss of their service.
Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate, and retain highly qualified management, directors, and employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be difficult. We may not be successful in retaining our key employees. Further, we may not be able to identify and hire qualified replacement personnel on terms acceptable to us, or at all, whether due to tightening labor conditions or otherwise. If we unexpectedly lose the services of one or more of our management team, directors, or key personnel and are unable to replace them, we would also lose the benefit of their skills, knowledge of our primary markets, and years of industry experience, which could adversely affect our business and profitability.
We are subject to laws regarding the privacy, information security, and protection of personal information. Unauthorized access, cyber-crime, and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.
In the ordinary course of our business, we necessarily collect, use, and retain, on various information systems that we maintain and in those maintained by third-party providers and, in some cases, vendors retained by those third parties, personal and financial information concerning individuals and businesses with which we have a banking or other relationship. We also maintain important internal company data such as personally identifiable information about our employees and information about our operations. Threats to data security such as unauthorized access and cyber-attacks emerge and change rapidly. These threats may increase our costs for protection or remediation. They may also result in competing time constraints between applicable privacy and other requirements and our ability to secure data in accordance with customer expectations and evolving laws and regulations governing the privacy and protection of personal information.
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
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, and account analysis. Our business depends on the successful and uninterrupted functioning of our IT and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our IT and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity. Additionally, our operations could be interrupted if any of our third-party service providers experience financial difficulty, are inadvertently or intentionally negligent, are subject to cybersecurity breaches or other cyber events, fail to effectively manage their providers, terminate their services, or fail to comply with applicable banking regulations.
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
The use of statistical and quantitative models and other quantitative analysis is part of management’s decision-making and is used in our operations. It is also prevalent in regulatory compliance. While we are not currently subject to annual stress testing under the Dodd-Frank Act or the Federal Reserve’s Comprehensive Capital Analysis and Review submissions, we currently utilize asset/liability management modeling and stress testing for monitoring and managing interest rate risk and liquidity. We also use a software system to model and evaluate the ACL. While we believe the quantitative techniques and approaches of these models improve our decision-making, they also create the possibility that faulty data, flawed quantitative approaches, or misunderstanding or misuse of their outputs could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, cause adverse regulatory scrutiny.

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
The development and use of AI presents risks and challenges that may adversely affect our business.
We or our third-party (or fourth-party) vendors, clients, or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, or that is otherwise harmful. We may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which such third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, all of which are matters into which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business.
Risks Related to an Investment in Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult to sell shares at the volumes, prices, or times desired.
An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency and is subject to price fluctuations and risk of loss. There are many factors that may impact the market price and trading volume of our common stock. In particular, the realization of any of the risks described in this “Item 1A. Risk Factors” of this Report could have a material adverse effect on the market price of our common stock, causing the price of our common stock to decline. The stock market and, in particular, the market for financial institution stocks, has experienced substantial fluctuations, which may or may not be related to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult for investors to sell shares at volumes, prices, or times desired and could result in a risk of loss.
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
We maintain a stock repurchase program. The repurchase program authorizes us to purchase up to a set amount of our outstanding shares of common stock between specific dates. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions. In the past few years we have also repurchased shares of our common stock outside of our stock repurchase programs in privately negotiated repurchases with approval from our board of directors.
Repurchases could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, stock repurchases could diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities, and pay dividends, and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness. Repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.
Our directors and named executive officers have significant control over our business.
As of December 31, 2025, our directors and named executive officers beneficially owned approximately 16.5% of our issued and outstanding shares of common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the issuance of stock, the sale of substantially all of our assets, and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
The rights of our common shareholders may be subordinate to the holders of any debt securities or preferred stock that we may issue in the future.
As of December 31, 2025, we did not have any outstanding long-term debt. However, any future indebtedness that we may incur may be senior to our common stock. As a result, we would make payments on our potential future indebtedness before any dividends could be paid on our common stock, and, in the event of our bankruptcy, dissolution, or liquidation, the holders of our potential future indebtedness would be satisfied in full before any distributions could be made to the holders of our common stock.
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
Certain provisions of our articles of incorporation and bylaws, each as amended and restated, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us, enable our board of directors to issue additional shares of authorized, but unissued capital stock; specify that our shareholders do not have preemptive rights; issue “blank check” preferred stock with such designations, rights, and preferences as may be determined from time to time by the board; increase the size of the board and fill the vacancies created by the increase; not be elected by cumulative voting; amend our bylaws without shareholder approval; require the request of holders of at least 25.0% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting; establish an advance notice procedure for director nominations and other shareholder proposals; and require prior regulatory application and approval of any transaction involving a change in control of our organization.
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
Our subsidiary, Red River Bank, is also subject to separate regulatory capital requirements imposed by the FDIC. If the Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the FDIC. Prompt corrective action can include progressively more restrictive constraints on operations, management, and capital distributions. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For example, banking organizations experiencing significant internal growth, making acquisitions, or experiencing financial difficulties are often expected to maintain strong capital positions substantially above the minimum supervisory levels.
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
The impact of past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. New proposals for legislation and regulation will continue to be introduced in the U.S. Congress and by regulatory agencies, which could substantially increase regulation of the financial services industry; impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, fees on products and services (including overdraft fees and NSF fees), financial product offerings, and disclosures; and have an effect on collection and bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. While the current administration has generally favored less regulatory burden on financial institutions, the priorities of the current administration or of future administrations could change
Certain aspects of future regulatory or legislative changes, if enacted or adopted, may impact the profitability of our business activities by requiring more oversight or changing certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest rate spreads. They also may require us to invest significant management attention and resources to make necessary operational changes to comply, which could further impact the profitability of our business activities and increase our costs.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our ERM program is designed to identify, assess, and mitigate risks across our Company, including financial, operational, reputational, strategic, legal, liquidity, and credit. Cybersecurity is a critical component of this program as it is necessary for supporting our business and protecting our customers in an increasingly complex environment. The cybersecurity component of our ERM program is designed around the NIST Cybersecurity Framework Version 2.0 and is aligned with FFIEC guidance, including the Information Security and Business Continuity Management booklets, and is designed to protect the security, availability, integrity, and confidentiality of our computer systems, networks, software, and information assets, including client and other sensitive data. Cybersecurity is an ongoing initiative that we monitor very closely. Threats to data security emerge and change rapidly. Cyber threats could include attacks that are common to most industries, such as ransomware attacks, unauthorized access, tampering, malware insertion, or other system integrity events, but could also include attacks from highly organized perpetrators targeting financial services companies.
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
•A training program that educates employees about cybersecurity risks and how to protect themselves from cyber-attacks.
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
Item 2. Properties
As of December 31, 2025, Red River Bank operated from a network of 28 banking centers throughout Louisiana and two combined LDPOs, one each in New Orleans, Louisiana and Lafayette, Louisiana. The Bank’s principal executive office is located at 1412 Centre Court Drive, Suite 301, Alexandria, Louisiana 71301. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes the Slidell-Mandeville-Covington MSA; Acadiana, which includes the Lafayette MSA; and New Orleans, which includes the New Orleans-Metairie MSA.
As of December 31, 2025, the Bank owned its main office building, its operations center, and 22 of its banking centers. The remaining banking office facilities were subject to lease agreements. Our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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

Holders of Record
As of February 27, 2026, there were approximately 213 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our purchases of shares of common stock made during the quarter are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)(4)
October 1 - October 31, 2025	—	$—	—	$4,337
November 1 - November 30, 2025	—	$—	—	$4,337
December 1 - December 31, 2025	—	$—	—	$4,337
Total	—	$—	—	$4,337
(1)Average price paid per share includes the commission expense, if any, paid on the share repurchases, but excludes the excise tax recorded on the share repurchases.
(2)On December 19, 2024, we announced that our board of directors approved the renewal of the 2024 stock repurchase program. The 2025 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions, and in privately negotiated transactions.
(3)On December 18, 2025, we announced that our board of directors approved the renewal and increase of the 2025 stock repurchase program. The renewed and increased 2026 stock repurchase program has similar terms to the 2025 stock repurchase program and authorizes us to purchase up to $10.0 million of our outstanding shares of common stock from January 1, 2026 through December 31, 2026. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
(4)The approximate dollar value of shares that may yet be purchased under the program is reduced by the amount of the commission expense and the excise tax recorded on the share repurchases.

Stock Performance Graph
The following graph shows a comparison of the cumulative total shareholder return for our common stock, the Nasdaq Composite Index, and the S&P US Small Cap Banks Index between December 31, 2020, and December 31, 2025. The graph below represents $100 invested in each of our common stock, the Nasdaq Composite Index, and the S&P US Small Cap Banks Index on December 31, 2020, and reflects those values as of the close of trading and assumes the reinvestment of dividends, if any.

Total Return Performance
225
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of Red River Bancshares, Inc. on a consolidated basis during the year ended December 31, 2025 and selected prior periods. This discussion and analysis should be read in conjunction with information presented elsewhere in this Report, including our audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. As of December 31, 2025, Red River Bank operated from a network of 28 banking centers throughout Louisiana and two combined LDPOs, one each in New Orleans, Louisiana and Lafayette, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes the Slidell-Mandeville-Covington MSA; Acadiana, which includes the Lafayette MSA; and New Orleans, which includes the New Orleans-Metairie MSA.
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
2025 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In 2025, we had record-high net income and EPS, and an improved net interest margin, along with solid balance sheet growth. We also increased our cash dividend, had significant stock buyback activity, continued our organic expansion initiative, and improved our digital banking systems.
•Net income for the year ended December 31, 2025, was $42.8 million, or $6.38 diluted EPS, an increase of $8.5 million, or 24.9%, compared to $34.2 million, or $4.95 diluted EPS, for the year ended December 31, 2024. The increase in net income was mainly due to higher net interest income.
•The return on assets was 1.33% for 2025 and 1.11% for 2024.
•The return on equity was 12.58% for 2025 and 11.02% for 2024.
•Net interest income and net interest margin FTE increased for 2025 compared to 2024. Net interest income for 2025 was $105.6 million, which was $16.3 million, or 18.2%, higher than $89.3 million for the prior year. Net interest margin FTE increased 42 bps to 3.38% for 2025, compared to 2.96% for the prior year. These improvements were due to higher loans and securities yields, lower cost of deposits, and an improved earning asset mix.
•As of December 31, 2025, loans HFI were $2.25 billion, which was $173.7 million, or 8.4%, higher than $2.08 billion as of December 31, 2024. In 2025, we had robust new loan and commitment activity, combined with funding of loan construction commitments.
•As of December 31, 2025, assets were $3.35 billion, which was $201.3 million, or 6.4%, higher than $3.15 billion as of December 31, 2024, driven by a $158.3 million increase in deposits.
•Deposits totaled $2.96 billion as of December 31, 2025, an increase of $158.3 million, or 5.6%, compared to $2.81 billion as of December 31, 2024. In 2025, there were increases in most deposit categories.
•As of December 31, 2025, total securities were $773.0 million, which was $88.1 million, or 12.9%, higher than $684.9 million as of December 31, 2024. This increase was mainly due to utilizing securities cash flows, along with other liquid funds, to purchase $182.1 million of securities at favorable yields.
•The provision for credit losses was $2.3 million for 2025, compared to $1.2 million for 2024, mainly due to loan growth. As of December 31, 2025, NPAs were $3.5 million, or 0.11% of assets, and the ACL was $23.4 million, or 1.04% of loans HFI.

•We paid quarterly cash dividends per common share of $0.12 in the first and second quarters of 2025, and $0.15 in the third and fourth quarters of 2025, resulting in total 2025 cash dividends per common share of $0.54. This was a 50.0% increase from $0.36 per common share paid in 2024. In the first quarter of 2026, we declared a quarterly cash dividend of $0.25 per common share.
•The 2025 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. In 2025, we repurchased 11,748 shares of our common stock on the open market at an aggregate cost of $656,000, excluding excise tax. The 2025 stock repurchase program expired on December 31, 2025, with $4.3 million of available capacity.
•During 2025, we completed two privately negotiated stock repurchases for an aggregate of 200,000 shares of our common stock at a total purchase price of $10.4 million, excluding excise tax. These repurchases were supplemental to our 2025 stock repurchase program.
•In 2025, we repurchased a total of 211,748 shares of our common stock, or 3.12% of our December 31, 2024 outstanding shares. For the year ended December 31, 2025, these repurchases benefited earnings per share by $0.10.
•On December 18, 2025, our Board of Directors approved the renewal and increase of our stock repurchase program for 2026. The 2026 stock repurchase program authorizes us to purchase up to $10.0 million of our outstanding shares of common stock from January 1, 2026 through December 31, 2026.
•In 2025 and early 2026, we also completed various projects and other events:
◦In the first quarter of 2025, Red River Bank’s online, mobile banking, and bill payment systems were upgraded in order to improve our digital services for all customers.
◦In the first quarter of 2025, S&P Global Market Intelligence ranked Red River Bank 14th of the top 50 best deposit franchises in 2024 for banks with assets between $3.0 and $10.0 billion.
◦On March 14, 2025, our board of directors and executive management had the privilege of ringing the closing bell at the Nasdaq Market Site in New York to commemorate being a public company for six years.
◦In the second quarter of 2025, we changed our credit card program provider to align with our debit card program provider.
◦In the third quarter of 2025, we opened an LDPO in the Pinhook Tower building in Lafayette, Louisiana.
◦In early January 2026, we held a ground-breaking ceremony for our second full-service banking center in the Acadiana market.
The following tables set forth selected historical consolidated financial information for each of the periods indicated. The historical financial information as of and for the years ended December 31, 2025, 2024, and 2023, except for the selected ratios, is derived from our audited consolidated financial statements. Our historical results may not be indicative of our future performance.

	As of December 31,
(in thousands)	2025	2024	2023
Selected Period End Balance Sheet Data:
Total assets	$3,350,910	$3,149,594	$3,128,810
Interest-bearing deposits in other banks	$187,707	$238,417	$252,364
Securities available-for-sale, at fair value	$647,310	$550,148	$570,092
Securities held-to-maturity, at amortized cost	$122,619	$131,796	$141,236
Loans held for investment	$2,248,669	$2,075,013	$1,992,858
Total deposits	$2,963,412	$2,805,106	$2,801,888
Total stockholders’ equity	$365,150	$319,739	$303,851

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Net Income	$42,764	$34,235	$34,879

Per Common Share Data:
Earnings per share, basic	$6.40	$4.96	$4.87
Earnings per share, diluted	$6.38	$4.95	$4.86
Book value per share	$55.52	$47.18	$42.85
Tangible book value per share(1,2)	$55.29	$46.95	$42.63
Realized book value per share(1,3)	$62.11	$56.07	$51.38
Cash dividends per share	$0.54	$0.36	$0.32
Shares outstanding	6,576,609	6,777,238	7,091,637
Weighted average shares outstanding, basic	6,677,053	6,898,286	7,164,314
Weighted average shares outstanding, diluted	6,705,177	6,918,060	7,181,728

Summary Performance Ratios:
Return on average assets	1.33%	1.11%	1.15%
Return on average equity	12.58%	11.02%	12.44%
Net interest margin	3.33%	2.91%	2.87%
Net interest margin FTE(4)	3.38%	2.96%	2.91%
Efficiency ratio(5)	55.84%	60.29%	59.39%
Loans HFI to deposits ratio	75.88%	73.97%	71.13%
Noninterest-bearing deposits to deposits ratio	30.84%	30.89%	32.71%
Noninterest income to average assets	0.62%	0.66%	0.70%
Operating expense to average assets	2.19%	2.14%	2.11%

Summary Credit Quality Ratios:
NPAs to assets	0.11%	0.10%	0.08%
Nonperforming loans to loans HFI	0.16%	0.16%	0.13%
ACL to loans HFI	1.04%	1.05%	1.07%
Net charge-offs to average loans	0.03%	0.03%	0.02%

Capital Ratios:
Stockholders’ equity to assets	10.90%	10.15%	9.71%
Tangible common equity to tangible assets(1,6)	10.86%	10.11%	9.67%
Total risk-based capital to risk-weighted assets	18.03%	18.13%	18.28%
Tier I risk-based capital to risk-weighted assets	17.02%	17.12%	17.24%
Common equity Tier I capital to risk-weighted assets	17.02%	17.12%	17.24%
Tier I risk-based capital to average assets	12.21%	11.86%	11.56%
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

RESULTS OF OPERATIONS
The following is a discussion of results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. A discussion regarding our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.
General
Net income for the year ended December 31, 2025, was $42.8 million, or $6.38 diluted EPS, an increase of $8.5 million, or 24.9%, compared to $34.2 million, or $4.95 diluted EPS, for the year ended December 31, 2024. The increase in net income was mainly due to a $16.3 million increase in net interest income, partially offset by a $3.9 million increase in operating expenses, a $2.2 million increase in income tax expense, a $1.1 million increase in the provision for credit losses, and a $477,000 decrease in noninterest income. The return on assets for the year ended December 31, 2025, was 1.33%, compared to 1.11% for the prior year. The return on equity was 12.58% for the year ended December 31, 2025, compared to 11.02% for the prior year. Our efficiency ratio for the year ended December 31, 2025, was 55.84%, compared to 60.29% for the year ended December 31, 2024.
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
The Federal Reserve sets the target federal funds rate, which is the cost of immediately available overnight funds, and influences other market rates, such as the prime rate. These market rates impact pricing of certain assets and liabilities used by financial institutions. In 2024, the FOMC decreased the federal funds rate by 50 bps in each of the third and fourth quarters, resulting in a target federal funds range of 4.25%-4.50%. In 2025, the FOMC reduced the federal funds rate by 25 bps in the third quarter and an additional 50 bps in the fourth quarter, reducing the target federal funds range to 3.50%-3.75%. The average effective federal funds rate was 4.21% for 2025 compared to 5.14% for 2024. The net interest income and net interest margin FTE increased for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Net interest income for the year ended December 31, 2025, was $105.6 million, which was $16.3 million, or 18.2%, higher than the year ended December 31, 2024, and was driven by a $12.7 million increase in interest and dividend income and a $3.6 million decrease in interest expense. For 2025, loan income increased $11.1 million, primarily due to higher rates on new and renewed loans compared to the existing portfolio yield, combined with higher average loan balances. Securities income increased $4.2 million due to purchasing higher yielding securities, combined with higher average securities balances. Interest income on short-term liquid assets decreased $2.6 million, primarily due to the FOMC lowering the target federal funds range in 2025. For 2025, interest expense decreased $3.6 million due to lower rates on total interest-bearing deposits, slightly offset by higher interest-bearing deposit balances.
Net interest margin FTE increased 42 bps to 3.38% for the year ended December 31, 2025, from 2.96% for the year ended December 31, 2024, with improvements in each quarter in 2025. These improvements were due to having higher yields on securities and loans, combined with a lower cost of deposits. These positive variances were partially offset by a 96 bp decrease to the yield on short-term liquid assets, due to the lower average federal funds rate for the year ended December 31, 2025.
The yield on securities increased 47 bps due to purchasing $182.1 million of securities with an average rate of 4.91%. The yield on loans increased 28 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The average rate on new and renewed loans was 6.95% for the year ended December 31, 2025, compared to 7.62% for the prior year. The cost of deposits decreased 18 bps to 1.56% for the year ended December 31, 2025, from 1.74% for the year ended December 31, 2024. For the same time periods, the rates on time deposits and interest-bearing transaction deposits decreased 54 and 15 bps, respectively. These decreases occurred as we adjusted rates on selected transaction and time deposits in response to the federal funds rate decreases by the FOMC in 2024 and 2025.
As of December 31, 2025, the target federal funds range was 3.50%-3.75%. The market’s expectation is that the FOMC may lower the target federal funds range by 25-50 bps in 2026. Income on short-term liquid assets follows the target federal funds range, which we expect to decrease in 2026. In 2026, we project $261.4 million of fixed rate loans at 5.85% to mature and $434.0 million of floating rate loans at 6.24% to reprice. We expect to redeploy these balances into loans with slightly higher rates. We also expect to receive $125.3 million in securities cash flows at 3.69%, which we plan to redeploy into securities at higher yields. Rates on interest-bearing transaction deposits could be lowered with target federal funds range reductions. We expect $573.9 million in time deposits at 3.57% to mature in 2026, with the opportunity to reprice slightly lower. As of December 31, 2025, floating rate loans were 19.3% of loans HFI, and floating rate transaction deposits were 8.1% of interest-bearing transaction deposits. Depending on balance sheet activity and the interest rate environment, we expect net interest income and net interest margin FTE to increase slightly during the first half of 2026.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the years presented:

	For the Years Ended December 31,
	2025			2024
(dollars in thousands)	Average Balance Outstanding	Interest Income/Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,145,150	$120,047	5.52%	$2,046,339	$108,969	5.24%
Securities - taxable	586,645	17,392	2.96%	554,194	13,098	2.36%
Securities - tax-exempt	186,379	3,909	2.10%	193,368	3,991	2.06%
Interest-bearing deposits in other banks	195,507	8,445	4.26%	210,959	11,077	5.22%
Nonmarketable equity securities	2,360	93	3.92%	2,273	95	4.19%
Total interest-earning assets	3,116,041	$149,886	4.76%	3,007,133	$137,230	4.50%
Allowance for credit losses	(22,313)			(21,646)
Noninterest-earning assets	110,043			102,951
Total assets	$3,203,771			$3,088,438
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,318,439	$22,403	1.70%	$1,246,528	$23,082	1.85%
Time deposits	601,214	21,926	3.65%	593,817	24,854	4.19%
Total interest-bearing deposits	1,919,653	44,329	2.31%	1,840,345	47,936	2.60%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,919,653	$44,329	2.31%	1,840,345	$47,936	2.60%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	920,009			910,507
Accrued interest and other liabilities	24,271			26,884
Total noninterest-bearing liabilities	944,280			937,391
Stockholders’ equity	339,838			310,702
Total liabilities and stockholders’ equity	$3,203,771			$3,088,438
Net interest income		$105,557			$89,294
Net interest spread			2.45%			1.90%
Net interest margin			3.33%			2.91%
Net interest margin FTE(3)			3.38%			2.96%
Cost of deposits			1.56%			1.74%
Cost of funds			1.42%			1.59%
(1)Includes average outstanding balances of loans HFS of $2.9 million for each of the years ended December 31, 2025 and 2024.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.

Rate/Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31, 2025 vs 2024
	Increase (Decrease) Due to Change in		Total Increase
(in thousands)	Volume	Rate	(Decrease)(1)
Interest-earning assets:
Loans	$5,265	$5,813	$11,078
Securities - taxable	767	3,527	4,294
Securities - tax-exempt	(144)	62	(82)
Interest-bearing deposits in other banks	(821)	(1,811)	(2,632)
Nonmarketable equity securities	4	(6)	(2)
Total interest-earning assets	$5,071	$7,585	$12,656
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,332	$(2,011)	$(679)
Time deposits	310	(3,238)	(2,928)
Total interest-bearing deposits	1,642	(5,249)	(3,607)
Other borrowings	—	—	—
Total interest-bearing liabilities	$1,642	$(5,249)	$(3,607)
Increase (decrease) in net interest income	$3,429	$12,834	$16,263
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Increase (Decrease)
Provision for credit losses	$2,300	$1,200	$1,100	91.7%
The provision for credit losses for the year ended December 31, 2025, was $2.3 million for loans, an increase of $1.1 million from $1.2 million for the year ended December 31, 2024. The provision for credit losses for 2024 included $1.0 million for loans and $200,000 for unfunded commitments. In 2025, the higher provision was primarily driven by loan growth, lingering impacts related to inflation and tariffs, and greater uncertainty with future unemployment. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Noninterest income decreased $477,000 to $20.0 million for the year ended December 31, 2025, compared to $20.4 million for the prior year. The decrease in noninterest income was primarily due to lower income from SBIC limited partnerships of which the Bank is a member, lower loan and deposit fee income, and lower net debit card income, partially offset by higher brokerage income, higher other income, and a gain on equity securities.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$5,591	$5,674	$(83)	(1.5%)
Debit card income, net	3,823	3,836	(13)	(0.3%)
Mortgage loan income	2,398	2,490	(92)	(3.7%)
Brokerage income	4,733	3,791	942	24.8%
Loan and deposit income	1,724	2,034	(310)	(15.2%)
Bank-owned life insurance income	887	851	36	4.2%
Gain (Loss) on equity securities	94	(28)	122	435.7%
SBIC income (loss)	55	1,453	(1,398)	(96.2%)
Other income	659	340	319	93.8%
Total noninterest income	$19,964	$20,441	$(477)	(2.3%)
SBIC income decreased $1.4 million to $55,000 for 2025, compared to 2024. This decrease was mainly due to fund value adjustments as an SBIC fund entered its wind-down phase in 2025.
Loan and deposit income decreased $310,000 to $1.7 million for 2025, compared to 2024. Credit card income, net of expenses, is reported in loan and deposit income. In the second quarter of 2025, we changed our credit card program provider to align with our debit card program provider, which resulted in increased credit card expenses. Also, 2025 and 2024 benefited from $89,000 and $201,000 of nonrecurring loan-related fees, respectively.
Debit card income, net, was $3.8 million for 2025 and 2024. 2025 included higher debit card activity and net revenue. 2024 benefited from $145,000 of nonrecurring income due to the termination of our prior debit card provider contract.
Brokerage income increased $942,000 to $4.7 million for 2025, compared to 2024, due to increased investing activity by clients. Assets under management were $1.33 billion and $1.14 billion as of December 31, 2025 and 2024, respectively.
Other income increased $319,000 to $659,000 for 2025, compared to 2024. We participate as a member in JAM FINTOP. During the third quarter of 2025, JAM FINTOP completed the sale of an investment, which led to distributions of capital and income. As a result, other income for 2025 included $379,000 of nonrecurring JAM FINTOP partnership income.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to the fluctuations in market rates, equity securities had a gain of $94,000 in 2025, compared to a loss of $28,000 in 2024.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Operating expenses increased $3.9 million to $70.1 million for the year ended December 31, 2025, compared to $66.2 million for the year ended December 31, 2024. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, loan and deposit expenses, other operating expenses, technology expenses, and data processing expense, partially offset by lower legal and professional expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Increase (Decrease)
Operating expenses:
Personnel expenses	$41,704	$38,623	$3,081	8.0%
Non-staff expenses:
Occupancy and equipment expenses	7,143	6,691	452	6.8%
Technology expenses	3,378	3,182	196	6.2%
Advertising	1,236	1,374	(138)	(10.0%)
Other business development expenses	2,127	2,076	51	2.5%
Data processing expense	2,447	2,331	116	5.0%
Other taxes	2,408	2,407	1	—%
Loan and deposit expenses	1,131	895	236	26.4%
Legal and professional expenses	2,399	2,657	(258)	(9.7%)
Regulatory assessment expenses	1,648	1,654	(6)	(0.4%)
Other operating expenses	4,474	4,264	210	4.9%
Total operating expenses	$70,095	$66,154	$3,941	6.0%
Personnel expenses are the largest component of operating expenses and include payroll expenses, incentive compensation, benefit plans, health insurance, and payroll taxes. Personnel expenses increased $3.1 million to $41.7 million for 2025, compared to 2024. This increase was primarily due to an increase in headcount, increased revenue-based commission compensation, annual raises, and higher personnel-related accruals. As of December 31, 2025 and 2024, we had 375 and 369 total employees, respectively.
Occupancy and equipment expenses increased $452,000 to $7.1 million for 2025, compared to 2024. This increase was primarily due to an increase in maintenance expense, a full period of expenses related to our New Orleans market expansion in 2024, expenses related to our Acadiana market expansion in 2025, and nonrecurring expenses related to renovations of a banking center and to the main office building. 2024 had $111,000 of nonrecurring expenses related to our new banking center location and new administrative office, both in the New Orleans market, and other 2024 property renovations.
Loan and deposit expenses increased $236,000 to $1.1 million for 2025, compared to 2024. In 2025, we received a $173,000 negotiated, variable rebate from a vendor, compared to a $262,000 similar rebate in 2024. Also, in 2025, there was an overall increase in both loan and deposit-related expenses.
Other operating expenses increased $210,000 to $4.5 million for 2025, compared to 2024. This increase was mainly due to an increase in employee-related expenses.
Technology expenses increased $196,000 to $3.4 million for 2025, compared to 2024. This increase was primarily due to continued software technology enhancements and upgrades, partially offset by lower technology communication expenses from a new vendor relationship.
Data processing expense increased $116,000 to $2.4 million for 2025, compared to 2024. This increase was due to new expenses and $31,000 of nonrecurring implementation fees related to our first quarter 2025 online, mobile banking, and bill payment system upgrades. This increase was partially offset by the receipt of a $447,000 periodic refund from our data processing center in 2025, compared to a $284,000 similar refund in 2024.
Legal and professional expenses decreased $258,000 to $2.4 million for 2025, compared to 2024. This decrease was mainly due to lower audit-related expenses.
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

The table below presents, for the periods indicated, income tax expense:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Increase (Decrease)
Income tax expense	$10,362	$8,146	$2,216	27.2%
For the years ended December 31, 2025 and 2024, income tax expense totaled $10.4 million and $8.1 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the years ended December 31, 2025 and 2024, were 19.5% and 19.2%, respectively.
FINANCIAL CONDITION
As of December 31, 2025, assets were $3.35 billion, which was $201.3 million, or 6.4%, higher than $3.15 billion as of December 31, 2024. During 2025, loans HFI increased $173.7 million, or 8.4%, to $2.25 billion as of December 31, 2025. The increase in loans was the result of robust new loan and commitment activity, combined with the funding of loan construction commitments. Total securities increased $88.1 million, or 12.9%, to $773.0 million and were 23.1% of assets as of December 31, 2025. The increase in securities was mainly due to utilizing securities cash flows, along with other liquid funds, to purchase $182.1 million of securities at favorable yields. Deposits increased $158.3 million, or 5.6%, to $2.96 billion as of December 31, 2025, due to increases in most deposit categories. Cash and cash equivalents decreased $55.6 million, or 20.7%, to $213.4 million and were 6.4% of assets as of December 31, 2025. Cash and cash equivalents decreased due to loan and securities growth exceeding deposit growth. We had no outstanding borrowings as of December 31, 2025 and 2024. During 2025, stockholders’ equity increased $45.4 million to $365.2 million as of December 31, 2025. As of December 31, 2025, the loans HFI to deposits ratio was 75.88%, compared to 73.97% as of December 31, 2024, and the noninterest-bearing deposits to total deposits ratio was 30.84%, compared to 30.89% as of December 31, 2024.
Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of December 31, 2025. Liquidity that is not being deployed in loans or securities is placed in these accounts. As of December 31, 2025, interest-bearing deposits in other banks were $187.7 million and were 5.6% of assets, a decrease of $50.7 million, or 21.3%, compared to $238.4 million and 7.6% of assets as of December 31, 2024. This decrease was primarily due to funding loan and securities growth, which exceeded deposit growth during 2025.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of December 31, 2025, our total securities portfolio was 23.1% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $769.9 million as of December 31, 2025, an increase of $88.0 million, or 12.9%, from $681.9 million as of December 31, 2024.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2025, the estimated fair value of securities AFS was $647.3 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS decreased $20.1 million for the year ended December 31, 2025, resulting in a net unrealized loss of $43.2 million as of December 31, 2025, compared to a net unrealized loss of $63.2 million as of December 31, 2024.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2025, the amortized cost of securities HTM was $122.6 million. Securities HTM had an unrealized loss of $18.2 million as of December 31, 2025, compared to an unrealized loss of $22.8 million as of December 31, 2024.
Investment activity for the year ended December 31, 2025, included $182.1 million of securities purchased, partially offset by $114.4 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
Securities AFS purchased for the year ended December 31, 2025, consisted of $166.1 million in mortgage-backed securities and $16.0 million in U.S. agency securities. The mortgage-backed securities purchased had a yield of 4.92%

and an average life of 4.50 years. The U.S. agency securities purchased had a yield of 4.88% and an average life of 4.64 years.
The securities portfolio tax-equivalent yield was 2.89% for the year ended December 31, 2025, compared to 2.43% for the year ended December 31, 2024. The increase in yield for the year ended December 31, 2025, was primarily due to reinvesting lower yielding securities cash flows received during 2025, along with other liquid funds, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of December 31, 2025, the average life of our securities portfolio was 6.1 years with an estimated effective duration of 4.2 years. As of December 31, 2024, the average life of our securities portfolio was 7.0 years with an estimated effective duration of 4.9 years.
The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of December 31, 2025, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

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

	Contractual Maturity as of December 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$269	4.64%	$10,276	3.61%	$48,633	1.97%	$350,851	3.76%	$410,029	3.54%
Municipal bonds	3,204	1.83%	11,466	2.27%	45,115	2.20%	111,515	2.11%	171,300	2.14%
U.S. agency securities	963	4.53%	4,479	2.76%	40,414	4.43%	20,125	3.91%	65,981	4.15%
Total Securities AFS	$4,436	2.58%	$26,221	2.87%	$134,162	2.76%	$482,491	3.34%	$647,310	3.20%
(1)Tax equivalent projected book yield as of December 31, 2025.
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

	Contractual Maturity as of December 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$121,677	2.45%	$121,677	2.45%
U.S. agency securities	—	—%	—	—%	942	2.61%	—	—%	942	2.61%
Total Securities HTM	$—	—%	$—	—%	$942	2.61%	$121,677	2.45%	$122,619	2.45%
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
Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of December 31, 2025, loans HFI were $2.25 billion, an increase of $173.7 million, or 8.4%, compared to $2.08 billion as of December 31, 2024. In 2025, we had robust new loan and commitment activity, combined with funding of loan construction commitments.

Loans by Category
Loans HFI by category and loans HFS are summarized below as of the dates indicated:

	December 31, 2025		December 31, 2024		Change from December 31, 2024 to December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	$ Change	% Change
Real estate:
Commercial real estate	$920,294	40.9%	$884,641	42.6%	$35,653	4.0%
One-to-four family residential	628,762	28.0%	614,551	29.6%	14,211	2.3%
Construction and development	221,214	9.8%	155,229	7.5%	65,985	42.5%
Commercial and industrial	392,824	17.5%	327,086	15.8%	65,738	20.1%
Tax-exempt	57,541	2.6%	64,930	3.1%	(7,389)	(11.4%)
Consumer	28,034	1.2%	28,576	1.4%	(542)	(1.9%)
Total loans HFI	$2,248,669	100.0%	$2,075,013	100.0%	$173,656	8.4%
Total loans HFS	$3,148		$2,547		$601	23.6%
Average loan HFI size, excluding credit cards	$274		$250		$24	9.6%
Commercial Real Estate Loans. CRE loans are primarily made for commercial property that is owner occupied as well as commercial property owned by real estate investors. Real estate securing these loans includes many property types, such as retail centers, nursing homes, offices and office buildings, medical facilities, warehouses, churches and related facilities, production facilities, and multifamily properties. CRE loans increased $35.7 million, or 4.0%, to $920.3 million as of December 31, 2025, from $884.6 million as of December 31, 2024. The average CRE loan size was $1.0 million as of December 31, 2025 and $953,000 as of December 31, 2024.
Non-owner occupied CRE loans were $458.6 million, or 20.4% of loans HFI, and represented 108.7% of the Bank’s total risk-based capital as of December 31, 2025. Non-owner occupied office loans were $54.3 million, or 2.4% of loans HFI, as of December 31, 2025, and are primarily centered in low-rise suburban areas. The owner occupied and non-owner occupied components of the CRE portfolio are summarized below:

	December 31,
	2025		2024
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Commercial real estate
Owner occupied	$461,733	20.5%	$425,709	20.5%
Non-owner occupied	458,561	20.4%	458,932	22.1%
Total commercial real estate	$920,294	40.9%	$884,641	42.6%

Industry concentrations, based on NAICS, within the CRE loan portfolio are presented below:

	December 31,
	2025		2024
(dollars in thousands)	Amount	Percent of Loans HFI	Amount	Percent of Loans HFI
Owner Occupied
Retail trade	$46,540	2.1%	$43,531	2.1%
Health care	33,590	1.5%	34,411	1.6%
Investor one-to-four family and multifamily	26,133	1.2%	13,805	0.7%
Religious and other nonprofit	22,846	1.0%	25,351	1.2%
Agriculture, forestry, fishing, and hunting	21,302	0.9%	24,058	1.2%
Repair and maintenance	15,200	0.7%	16,524	0.8%
Hospitality services	12,696	0.6%	13,812	0.7%
Professions, scientific, and technical services	11,843	0.5%	11,535	0.5%
Transportation and warehousing	11,453	0.5%	11,371	0.5%
Energy	9,952	0.4%	12,608	0.6%
Arts, entertainment, and recreation	8,652	0.4%	9,685	0.5%
All other	241,526	10.7%	209,018	10.1%
Total owner occupied	$461,733	20.5%	$425,709	20.5%
Non-Owner Occupied
Health care	$80,926	3.6%	$73,374	3.5%
Investor one-to-four family and multifamily	40,510	1.8%	43,519	2.1%
Hospitality services	26,852	1.2%	31,273	1.5%
Finance and insurance	9,285	0.4%	7,888	0.4%
Construction	9,262	0.4%	7,276	0.4%
Wholesale trade	7,094	0.3%	7,863	0.4%
Energy	5,440	0.2%	5,792	0.3%
Management of companies and enterprises	5,294	0.2%	4,187	0.2%
Educational services	2,623	0.1%	3,384	0.1%
Information	2,500	0.1%	2,448	0.1%
Retail trade	1,141	0.1%	2,841	0.1%
All other	267,634	12.0%	269,087	13.0%
Total non-owner occupied	$458,561	20.4%	$458,932	22.1%
Total commercial real estate	$920,294	40.9%	$884,641	42.6%
One-to-Four Family Residential Loans. One-to-four family residential loans are predominantly first lien mortgage loans secured by owner occupied one-to-four family residential properties. One-to-four family residential loans increased $14.2 million, or 2.3%, to $628.8 million as of December 31, 2025, compared to $614.6 million as of December 31, 2024.
Construction and Development Loans. The construction and development portfolio includes loans to small and medium-sized businesses to construct owner occupied facilities, loans to developers of CRE investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes. Construction and development loans increased $66.0 million, or 42.5%, to $221.2 million as of December 31, 2025, compared to $155.2 million as of December 31, 2024.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including, but not limited to, inventory, equipment, capital expansion, and working capital enhancement. Collateral typically includes a lien on general business assets including, among other things, accounts receivable, inventory, equipment, and available real estate. A personal guaranty is generally obtained from the borrower or principal. Commercial and industrial loans increased $65.7 million, or 20.1%, to $392.8 million as of December 31, 2025, from $327.1 million as of December 31, 2024.
Tax-Exempt Loans. Tax-exempt loans are made to political subdivisions of the State of Louisiana including parishes, municipalities, utility districts, school districts, and development authorities. These loans are typically secured by and paid for by ad valorem taxes. Tax-exempt loans decreased $7.4 million, or 11.4%, to $57.5 million as of December 31, 2025, compared to $64.9 million as of December 31, 2024.
Consumer Loans. Consumer loans are made to individuals for personal, family, and household purposes and include secured and unsecured installment and term loans. Consumer loans are offered as an accommodation to existing customers and are not marketed to persons without a pre-existing relationship with us.
Industry Concentrations
Industry concentrations, based on NAICS, stated as a percentage of loans HFI are presented below:

December 31, 2025
Health care	8.6%
Investor one-to-four family and multifamily	5.5%
Construction	4.6%
Retail trade	2.8%
Hospitality services	2.6%
Finance and insurance	1.9%
Public administration	1.6%
Religious and other nonprofit	1.3%
Energy	1.2%
Manufacturing	0.6%
All other	69.3%
Total loans HFI by industry concentration	100.0%
Health care loans are our largest industry concentration and are made up of a diversified portfolio of health care providers. As of December 31, 2025, health care loans were $194.3 million, or 8.6% of loans HFI, compared to $167.3 million, or 8.1% of loans HFI, as of December 31, 2024. The average health care loan size was $414,000 as of December 31, 2025, and $372,000 as of December 31, 2024. Within the health care sector, loans to nursing and residential care facilities were 4.6% of loans HFI as of December 31, 2025, and 4.4% as of December 31, 2024. Loans to physician and dental practices were 3.5% of loans HFI as of December 31, 2025, and 3.4% as of December 31, 2024.
Geographic Markets
As of December 31, 2025, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	December 31, 2025
(dollars in thousands)	Amount	Percent of Loans HFI
Central	$625,731	27.8%
Capital	591,400	26.3%
Northwest	339,867	15.1%
New Orleans	239,042	10.6%
Southwest	176,190	7.9%
Northshore	139,186	6.2%
Acadiana	137,253	6.1%
Total loans HFI	$2,248,669	100.0%

Loan Portfolio Maturity Analysis
The maturity distribution for loans HFI are summarized below:

	December 31, 2025
(dollars in thousands)	Within One Year	After One Year but Within Five Years	After Five Years but Within 15 Years	After 15 Years	Total
Real estate:
Commercial real estate	$126,174	$656,439	$136,540	$1,141	$920,294
One-to-four family residential	42,863	265,293	255,667	64,939	628,762
Construction and development	117,137	92,163	11,914	—	221,214
Commercial and industrial	157,494	201,101	30,951	3,278	392,824
Tax-exempt	1,932	12,060	34,889	8,660	57,541
Consumer	7,824	17,498	1,149	1,563	28,034
Total loans HFI	$453,424	$1,244,554	$471,110	$79,581	$2,248,669
Fixed and Floating Rate Loans
The dollar amount, as of December 31, 2025, of fixed and floating rate loans HFI that mature after December 31, 2026, are presented in the following table:

	December 31, 2025
(dollars in thousands)	Fixed Rate Loans	Floating Rate Loans	Total
Real estate:
Commercial real estate	$712,926	$81,194	$794,120
One-to-four family residential	567,624	18,275	585,899
Construction and development	57,049	47,028	104,077
Commercial and industrial	149,255	86,075	235,330
Tax-exempt	55,609	—	55,609
Consumer	18,084	2,126	20,210
Total	$1,560,547	$234,698	$1,795,245
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
NPAs totaled $3.5 million as of December 31, 2025, an increase of $264,000, or 8.1%, from $3.3 million as of December 31, 2024. The increase was primarily due to an increase in nonaccrual loans. The ratio of NPAs to assets was 0.11% and 0.10% as of December 31, 2025 and December 31, 2024, respectively.

Nonperforming loan and asset information is summarized below:

	December 31,
(dollars in thousands)	2025	2024
Nonperforming loans:
Nonaccrual loans	$3,281	$2,968
Accruing loans 90 or more days past due	219	266
Total nonperforming loans	3,500	3,234
Foreclosed assets:
Real estate	36	38
Total foreclosed assets	36	38
Total NPAs	$3,536	$3,272

Nonaccrual loans to loans HFI	0.15%	0.14%
Nonperforming loans to loans HFI	0.16%	0.16%
NPAs to assets	0.11%	0.10%
Nonaccrual loans are summarized below by category:

	December 31,
(in thousands)	2025	2024
Real estate:
Commercial real estate	$—	$734
One-to-four family residential	2,017	686
Construction and development	1,189	920
Commercial and industrial	19	554
Tax-exempt	—	—
Consumer	56	74
Total nonaccrual loans	$3,281	$2,968
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.

The following table summarizes loans HFI by risk rating:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,232,362	99.3%	$2,060,335	99.3%
Special Mention	4,689	0.2%	8,330	0.4%
Substandard	11,618	0.5%	6,348	0.3%
Total loans HFI	$2,248,669	100.0%	$2,075,013	100.0%
There were no loans classified as doubtful or loss as of December 31, 2025 or 2024.
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
As of December 31, 2025, the ACL was $23.4 million, or 1.04% of loans HFI. As of December 31, 2024, the ACL was $21.7 million, or 1.05%, of loans HFI. The $1.7 million increase in the ACL for the year ended December 31, 2025, was due to $2.3 million from the provision for credit losses on loans, partially offset by $632,000 of net charge-offs.
The provision for credit losses for the year ended December 31, 2025, was $2.3 million for loans, an increase of $1.1 million from $1.2 million for the year ended December 31, 2024. The provision for credit losses for 2024 included $1.0 million for loans and $200,000 for unfunded commitments. In 2025, the higher provision was primarily driven by loan growth, lingering impacts related to inflation and tariffs, and greater uncertainty with future unemployment. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
Net charge-offs for the year ended December 31, 2025, were $632,000, an increase of $27,000 from $605,000 for the year ended December 31, 2024. The ratio of net charge-offs to average loans HFI was 0.03% for the years ended December 31, 2025 and 2024.

The following table displays activity in the ACL for December 31, 2025 and 2024:

	As of and for the Years Ended December 31,
(dollars in thousands)	2025	2024
Loans HFI	$2,248,669	$2,075,013
Nonaccrual loans	$3,281	$2,968
Average loans	$2,145,150	$2,046,339

Allowance at beginning of period	$21,731	$21,336
Provision for credit losses(1)	2,300	1,000
Charge-offs:
Real estate:
Commercial real estate	(20)	—
One-to-four family residential	(30)	(1)
Construction and development	(250)	—
Commercial and industrial	(131)	(380)
Consumer	(340)	(422)
Total charge-offs	(771)	(803)
Recoveries:
Real estate:
One-to-four family residential	17	10
Commercial and industrial	20	63
Consumer	102	125
Total recoveries	139	198
Net (charge-offs)/recoveries	(632)	(605)
Allowance at end of period	$23,399	$21,731

ACL to loans HFI	1.04%	1.05%
ACL to nonaccrual loans	713.17%	732.18%
Net charge-offs to average loans	0.03%	0.03%
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

	December 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$9,359	40.0%	$9,047	41.6%
One-to-four family residential	6,962	29.8%	6,452	29.7%
Construction and development	1,751	7.4%	1,653	7.6%
Commercial and industrial	4,939	21.1%	4,123	19.0%
Tax-exempt	91	0.4%	103	0.5%
Consumer	297	1.3%	353	1.6%
Total allowance for credit losses	$23,399	100.0%	$21,731	100.0%
The following table displays the ratio of net charge-offs to average loans HFI outstanding by category for the periods shown:

	For the Years Ended December 31,
	2025	2024
Real estate:
Commercial real estate	—%	—%
One-to-four family residential	—%	—%
Construction and development	0.01%	—%
Commercial and industrial	0.01%	0.02%
Tax-exempt	—%	—%
Consumer	0.01%	0.01%
Total net charge-offs to average loans HFI	0.03%	0.03%
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
Total deposits increased $158.3 million, or 5.6%, to $2.96 billion as of December 31, 2025, from $2.81 billion as of December 31, 2024. The increase was primarily a result of higher customer deposit balances combined with the timing of funds from public entity customers. Noninterest-bearing deposits increased by $47.4 million, or 5.5%, to $913.9 million as of December 31, 2025. Noninterest-bearing deposits as a percentage of total deposits were 30.84% as of December 31, 2025, compared to 30.89% as of December 31, 2024. Interest-bearing deposits increased $110.9 million, or 5.7%, during 2025 to $2.05 billion as of December 31, 2025, with the largest increase in interest-bearing demand deposits.
The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. The average deposit account size was approximately $29,000 as of December 31, 2025, compared to $28,000 as of December 31, 2024.

The following table presents our deposits by account type as of the dates indicated:

	December 31, 2025		December 31, 2024		Change from December 31, 2024 to December 31, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$913,868	30.8%	$866,496	30.9%	$47,372	5.5%
Interest-bearing deposits:
Interest-bearing demand deposits	198,724	6.7%	154,720	5.5%	44,004	28.4%
NOW accounts	490,376	16.5%	467,118	16.7%	23,258	5.0%
Money market accounts	580,949	19.6%	556,769	19.8%	24,180	4.3%
Savings accounts	168,889	5.7%	169,894	6.1%	(1,005)	(0.6%)
Time deposits less than or equal to $250,000	407,539	13.8%	403,096	14.3%	4,443	1.1%
Time deposits greater than $250,000	203,067	6.9%	187,013	6.7%	16,054	8.6%
Total interest-bearing deposits	$2,049,544	69.2%	$1,938,610	69.1%	110,934	5.7%
Total deposits	$2,963,412	100.0%	$2,805,106	100.0%	$158,306	5.6%
The following table presents deposits by customer type as of the dates indicated:

	December 31, 2025		December 31, 2024		Change from December 31, 2024 to December 31, 2025
(dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Consumer	$1,397,775	47.2%	$1,362,740	48.6%	$35,035	2.6%
Commercial	1,270,069	42.8%	1,178,488	42.0%	91,581	7.8%
Public	295,568	10.0%	263,878	9.4%	31,690	12.0%
Total deposits	$2,963,412	100.0%	$2,805,106	100.0%	$158,306	5.6%
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
Our average deposit balance was $2.84 billion for the year ended December 31, 2025, an increase of $88.8 million, or 3.2%, from $2.75 billion for the year ended December 31, 2024. For 2025, average public entity deposits were 8.4% of average total deposits. The average cost of interest-bearing deposits and total deposits for 2025 was 2.31% and 1.56%, respectively, compared to 2.60% and 1.74% for 2024, respectively. The decrease in the average cost of interest-bearing deposits and total deposits in 2025 as compared to 2024 was due to reducing rates on selected interest-bearing deposit accounts in conjunction with target federal funds range reductions. Also, as of December 31, 2025, 8.1% of interest-bearing transaction deposits had floating rates, which adjust with market rates.
The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Years Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$920,009	0.00%	$910,507	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	148,961	3.05%	126,055	4.05%
NOW accounts	433,287	1.31%	399,966	1.32%
Money market accounts	566,629	2.10%	549,711	2.27%
Savings accounts	169,562	0.15%	170,796	0.15%
Time deposits	601,214	3.65%	593,817	4.19%
Total interest-bearing deposits	$1,919,653	2.31%	$1,840,345	2.60%
Total average deposits	$2,839,662	1.56%	$2,750,852	1.74%

As of December 31, 2025, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $955.9 million, or 32.3% of total deposits, compared to $879.8 million, or 31.4% of total deposits, as of December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of December 31, 2025, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $722.0 million, or 24.4% of total deposits, compared to $667.6 million, or 23.8% of total deposits, as of December 31, 2024. As of December 31, 2025, our cash and cash equivalents of $213.4 million, combined with our available borrowing capacity of $1.66 billion, equaled 195.7% of our estimated uninsured deposits and 259.1% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	December 31, 2025
Three months or less	$36,758
Over three months through six months	25,648
Over six months through 12 months	37,911
Over 12 months	3,500
Total	$103,817
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can then be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We had no outstanding borrowings as of December 31, 2025 or 2024.

Federal Home Loan Bank Advances. We utilize the FHLB of Dallas as needed as a funding source. As of December 31, 2025 and 2024, availability under our FHLB of Dallas line was $1.03 billion and $1.04 billion, respectively. This line is secured by a blanket lien on selected Red River Bank loans that meet FHLB of Dallas collateral requirements. At various times, we may obtain letters of credit from the FHLB of Dallas as collateral for our public entity deposits. As of December 31, 2025 and 2024, we held unfunded letters of credit from the FHLB of Dallas in the amount of $119.5 million and $104.3 million, respectively. As of December 31, 2025 and 2024, we had net borrowing capacity of $906.6 million and $931.6 million, respectively, under this arrangement. As of December 31, 2025 and 2024, we had no outstanding borrowings under these agreements.

Federal Reserve Bank’s Discount Window. In 2023, we pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window facility. In addition, effective March 2024, the Bank was approved for the BIC program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of December 31, 2025, we had a total borrowing capacity of $125.5 million through the Federal Reserve Bank’s Discount Window, including $85.1 million through the BIC program, compared to a total borrowing capacity of $157.8 million, including $118.7 million through the BIC program as of December 31, 2024.
Other Borrowings. We may also utilize federal funds lines from various correspondent financial institutions as a source of short-term funding. As of December 31, 2025 and 2024, we had $100.0 million and $95.0 million, respectively, in federal funds lines available from these funding sources. We had no outstanding balances from these sources as of December 31, 2025 or 2024.
Stockholders’ Equity
Total stockholders’ equity as of December 31, 2025, was $365.2 million, compared to $319.7 million as of December 31, 2024. The $45.4 million, or 14.2%, increase in stockholders’ equity was attributable to $42.8 million of net income for the year ended December 31, 2025, a $16.9 million, net of tax, market adjustment to AOCI related to securities, and $495,000 of stock compensation, partially offset by the repurchase of 211,748 shares of common stock for $11.2 million, including excise tax, and $3.6 million in cash dividends.
In 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of December 31, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $11.7 million, of which $9.2 million, net of tax, was included in AOCI.
On December 19, 2024, our board of directors approved the renewal of the 2024 stock repurchase program that expired on December 31, 2024. The 2025 stock repurchase program authorized us to purchase up to $5.0 million of our outstanding shares of common stock from January 1, 2025 through December 31, 2025. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions, and in privately negotiated transactions. For the year ended December 31, 2025, we repurchased 11,748 shares of our common stock on the open market at an aggregate cost of $656,000, excluding excise tax, under the stock repurchase program. The 2025 stock repurchase program expired on December 31, 2025, with $4.3 million of remaining availability.
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
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. For the year ended December 31, 2025, we recorded $111,000 of stock repurchase excise tax.
On December 18, 2025, our board of directors approved the renewal and increase of the 2025 stock repurchase program that expired on December 31, 2025. The renewed and increased 2026 stock repurchase program authorizes us to purchase up to $10.0 million of our outstanding shares of common stock from January 1, 2026 through December 31, 2026. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of December 31, 2025, we had sufficient liquid assets available and $1.66 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2025 and 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB of Dallas and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $88.8 million, or 3.2%, for the year ended December 31, 2025, compared to the average deposits for the year ended December 31, 2024. The increase in average total deposits was primarily a result of higher balances in customer deposit accounts and the timing of funds from public entity customers. Our average total loans increased $98.8 million, or 4.8%, for the year ended December 31, 2025, compared to average total loans for the year ended December 31, 2024. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.

As of December 31, 2025, liquid assets were $213.4 million, compared to $269.0 million as of December 31, 2024. The decrease of $55.6 million, or 20.7%, was due to the funding of loan and securities growth, which exceeded deposit growth for the year. The liquid assets to assets ratio was 6.37% as of December 31, 2025, compared to 8.54% as of December 31, 2024.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of December 31, 2025. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of December 31, 2025, we project receipt of approximately $125.3 million of principal repayments and maturities through December 31, 2026. As of December 31, 2025, approximately $525.0 million, or 69.6%, of the fair value of the securities portfolio was available to be sold or used as collateral in borrowings as a liquidity source.
We also utilize the FHLB of Dallas as needed as a viable funding source. FHLB of Dallas advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB of Dallas advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of December 31, 2025 and 2024, our net borrowing capacity from the FHLB of Dallas was $906.6 million and $931.6 million, respectively. There were no outstanding borrowings from the FHLB as of December 31, 2025 and 2024.
Another borrowing source is the Federal Reserve Bank’s Discount Window. The Bank has pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window facility. In addition, the Bank was approved for the BIC program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of December 31, 2025, we had a total borrowing capacity of $125.5 million through the Federal Reserve Bank’s Discount Window, including $85.1 million through the BIC program, compared to a total borrowing capacity of $157.8 million, including $118.7 million through the BIC program as of December 31, 2024. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of December 31, 2025 and 2024.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $100.0 million and $95.0 million in federal funds as of December 31, 2025 and 2024, respectively. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We had no outstanding balances from these sources as of December 31, 2025 and 2024.
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
For more information about our commitments to extend credit and standby letters of credit, see “Item 8. Financial Statements and Supplementary Data - Note 3. Loans and Asset Quality - Commitments to Extend Credit.” For more information about our financial commitments with time deposits and other off-balance sheet commitments, see “Item 8. Financial Statements and Supplementary Data - Note 5. Deposits” and “- Note 12. Off-Balance Sheet Contractual Obligations and Contingencies,” respectively.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.39% as of December 31, 2025.

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

	December 31, 2025		December 31, 2024
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (bps)
+300	5.3%	1.0%	4.7%	(0.4%)
+200	3.7%	1.5%	3.2%	0.3%
+100	2.0%	1.4%	1.6%	0.6%
Base	—%	—%	—%	—%
-100	(2.3%)	(2.1%)	(1.5%)	(0.2%)
-200	(5.1%)	(7.5%)	(4.4%)	(4.1%)
-300	(8.1%)	(16.0%)	(7.2%)	(11.1%)
The results above, as of December 31, 2025 and 2024, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest rate-sensitive assets versus interest rate-sensitive liabilities.
As of December 31, 2025, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of December 31, 2025, floating rate loans were 19.3% of loans HFI, and floating rate transaction deposits were 8.1% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of December 31, 2025, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, stockholders’ equity to realized common equity, and assets to tangible assets, and presents related resulting ratios:

	December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Tangible common equity
Total stockholders’ equity	$365,150	$319,739	$303,851
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$363,604	$318,193	$302,305
Realized common equity
Total stockholders’ equity	$365,150	$319,739	$303,851
Adjustments:
Accumulated other comprehensive (income) loss	43,341	60,247	60,494
Total realized common equity (non-GAAP)	$408,491	$379,986	$364,345
Common shares outstanding	6,576,609	6,777,238	7,091,637
Book value per share	$55.52	$47.18	$42.85
Tangible book value per share (non-GAAP)	$55.29	$46.95	$42.63
Realized book value per share (non-GAAP)	$62.11	$56.07	$51.38

Tangible assets
Total assets	$3,350,910	$3,149,594	$3,128,810
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,349,364	$3,148,048	$3,127,264
Total stockholders’ equity to assets	10.90%	10.15%	9.71%
Tangible common equity to tangible assets (non-GAAP)	10.86%	10.11%	9.67%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies - Accounting Standards Adopted in 2025” and “- Recent Accounting Pronouncements.”
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Red River Bancshares, Inc.
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Red River Bancshares, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.
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
Allowance for Credit Losses
The Company’s loans held for investment portfolio totaled $2.25 billion as of December 31, 2025, and the allowance for credit losses (“ACL”) on loans held for investment was $23.4 million. The Company’s unfunded loan commitments totaled $560.2 million as of December 31, 2025, and the reserve for unfunded commitments was $642,000. These amounts are included in the ACL and reserve for unfunded commitments. As more fully described in Notes 1 and 3 to the Company’s financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company. The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics.
We identified the valuation of the ACL as a critical audit matter, as the determination of the ACL requires management to exercise significant judgment and could have a material impact on the Company’s financial statements. Management must consider numerous subjective factors, including determining qualitative factors used to adjust the calculated allowance for credit losses, loan credit risk grading and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL. As such, there is a high degree of auditor judgment and subjectivity, and significant audit effort was required in performing procedures in auditing the ACL.
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
•Evaluated the design and tested the operating effectiveness of controls associated with the ACL process, including:
◦reliability and accuracy of data used in the model,
◦management’s review and approval of the selected qualitative factors,
◦classifications of loans by loan segment,
◦identification of problem loans,
◦risk rating grades assigned to loans, and
◦management’s review and approval of the ACL;
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
Metairie, Louisiana
March 13, 2026

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31,
	2025	2024
ASSETS
Cash and due from banks	$25,685	$30,558
Interest-bearing deposits in other banks	187,707	238,417
Total Cash and Cash Equivalents	213,392	268,975
Securities available-for-sale, at fair value (amortized cost of $690,485 and $613,393, respectively)	647,310	550,148
Securities held-to-maturity, at amortized cost (fair value of $104,371 and $108,990, respectively)	122,619	131,796
Equity securities, at fair value	3,031	2,937
Nonmarketable equity securities	2,407	2,328
Loans held for sale	3,148	2,547
Loans held for investment	2,248,669	2,075,013
Less: Allowance for credit losses	(23,399)	(21,731)
Loans held for investment, net	2,225,270	2,053,282
Premises and equipment, net	59,270	59,441
Accrued interest receivable	11,131	10,048
Bank-owned life insurance	31,267	30,380
Intangible assets	1,546	1,546
Right-of-use assets	1,487	2,733
Other assets	29,032	33,433
Total Assets	$3,350,910	$3,149,594
LIABILITIES
Noninterest-bearing deposits	$913,868	$866,496
Interest-bearing deposits	2,049,544	1,938,610
Total Deposits	2,963,412	2,805,106
Accrued interest payable	6,128	7,583
Lease liabilities	1,544	2,864
Accrued expenses and other liabilities	14,676	14,302
Total Liabilities	2,985,760	2,829,855
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,576,609 and 6,777,238 shares, respectively	27,543	38,655
Additional paid-in capital	3,217	2,777
Retained earnings	377,731	338,554
Accumulated other comprehensive income (loss)	(43,341)	(60,247)
Total Stockholders’ Equity	365,150	319,739
Total Liabilities and Stockholders’ Equity	$3,350,910	$3,149,594
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Years Ended December 31,
	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$120,047	$108,969	$93,439
Interest on securities	21,301	17,089	14,291
Interest on federal funds sold	—	—	886
Interest on deposits in other banks	8,445	11,077	9,797
Dividends on stock	93	95	155
Total Interest and Dividend Income	149,886	137,230	118,568
INTEREST EXPENSE
Interest on deposits	44,329	47,936	32,066
Interest on other borrowed funds	—	—	64
Total Interest Expense	44,329	47,936	32,130
Net Interest Income	105,557	89,294	86,438
Provision for credit losses	2,300	1,200	735
Net Interest Income After Provision for Credit Losses	103,257	88,094	85,703
NONINTEREST INCOME
Service charges on deposit accounts	5,591	5,674	5,776
Debit card income, net	3,823	3,836	3,563
Mortgage loan income	2,398	2,490	1,965
Brokerage income	4,733	3,791	3,798
Loan and deposit income	1,724	2,034	2,140
Bank-owned life insurance income	887	851	754
Gain (Loss) on equity securities	94	(28)	(14)
SBIC income (loss)	55	1,453	2,873
Other income (loss)	659	340	259
Total Noninterest Income	19,964	20,441	21,114
OPERATING EXPENSES
Personnel expenses	41,704	38,623	37,241
Occupancy and equipment expenses	7,143	6,691	6,581
Technology expenses	3,378	3,182	2,759
Advertising	1,236	1,374	1,302
Other business development expenses	2,127	2,076	1,987
Data processing expense	2,447	2,331	2,320
Other taxes	2,408	2,407	2,721
Loan and deposit expenses	1,131	895	984
Legal and professional expenses	2,399	2,657	2,378
Regulatory assessment expenses	1,648	1,654	1,645
Other operating expenses	4,474	4,264	3,955
Total Operating Expenses	70,095	66,154	63,873
Income Before Income Tax Expense	53,126	42,381	42,944
Income tax expense	10,362	8,146	8,065
Net Income	$42,764	$34,235	$34,879
EARNINGS PER SHARE
Basic	$6.40	$4.96	$4.87
Diluted	$6.38	$4.95	$4.86
The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2025	2024	2023
Net income	$42,764	$34,235	$34,879
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	20,070	(1,079)	11,966
Tax effect	(4,215)	226	(2,512)
Change in unrealized net loss on securities transferred to held-to-maturity	1,331	1,392	1,542
Tax effect	(280)	(292)	(324)
Total other comprehensive income (loss)	16,906	247	10,672
Comprehensive Income (Loss)	$59,670	$34,482	$45,551

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	7,183,915	$60,050	$2,088	$274,781	$(71,166)	$265,753
Net income	—	—	—	34,879	—	34,879
Stock incentive plan	—	—	319	—	—	319
Issuance of restricted shares of common stock through stock incentive plan	9,300	—	—	—	—	—
Forfeiture of restricted shares of common stock	(1,940)	—	—	—	—	—
Issuance of shares of common stock as board compensation	1,660	85	—	—	—	85
Repurchase of common stock	(101,298)	(4,999)	—	—	—	(4,999)
Cash dividend - $0.32 per share	—	—	—	(2,289)	—	(2,289)
Cumulative effect of change in accounting principle	—	—	—	(569)	—	(569)
Other comprehensive income (loss)	—	—	—	—	10,672	10,672
Balance as of December 31, 2023	7,091,637	$55,136	$2,407	$306,802	$(60,494)	$303,851
Net income	—	—	—	34,235	—	34,235
Stock incentive plan	—	—	370	—	—	370
Issuance of restricted shares of common stock through stock incentive plan	12,450	—	—	—	—	—
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	811	41	—	—	—	41
Repurchase of common stock, including excise tax	(327,085)	(16,522)	—	—	—	(16,522)
Cash dividend - $0.36 per share	—	—	—	(2,483)	—	(2,483)
Other comprehensive income (loss)	—	—	—	—	247	247
Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739
Net income	—	—	—	42,764	—	42,764
Stock incentive plan	—	—	440	—	—	440
Issuance of restricted shares of common stock through stock incentive plan	11,100	—	—	—	—	—
Forfeiture of restricted shares of common stock	(975)	—	—	—	—	—
Issuance of shares of common stock as board compensation	994	55	—	—	—	55
Repurchase of common stock, including excise tax	(211,748)	(11,167)	—	—	—	(11,167)
Cash dividend - $0.54 per share	—	—	—	(3,587)	—	(3,587)
Other comprehensive income (loss)	—	—	—	—	16,906	16,906
Balance as of December 31, 2025	6,576,609	$27,543	$3,217	$377,731	$(43,341)	$365,150

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,764	$34,235	$34,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,747	2,525	2,198
Amortization	799	694	548
Share-based compensation earned	440	370	319
Share-based board compensation earned	60	62	42
Net (accretion) amortization on securities AFS	1,063	1,223	1,610
Net (accretion) amortization on securities HTM	(1,296)	(1,359)	(1,502)
(Gain) Loss on equity securities	(94)	28	14
(Gain) Loss on other assets owned	43	(10)	60
Provision for credit losses	2,300	1,200	735
Deferred income tax (benefit) expense	(696)	764	(330)
Net (increase) decrease in loans HFS	(601)	(1,241)	(788)
Net (increase) decrease in accrued interest receivable	(1,083)	(103)	(1,115)
Net (increase) decrease in BOLI	(887)	(851)	(754)
Net increase (decrease) in accrued interest payable	(1,455)	(417)	6,437
Net increase (decrease) in accrued income taxes payable	49	358	(527)
Other operating activities, net	637	806	(1,715)
Net cash provided by (used in) operating activities	44,790	38,284	40,111
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	103,939	146,506	151,110
Purchases	(182,094)	(128,864)	(96,439)
Activity in securities HTM:
Maturities, principal repayments, and calls	10,473	10,799	11,949
Sale of equity securities	—	—	7,000
Sale of nonmarketable equity securities	—	—	2,178
Purchase of nonmarketable equity securities	—	—	(792)
Capital contribution in partnerships	(350)	(861)	(1,819)
Return of capital in partnerships	908	856	—
Net (increase) decrease in loans HFI	(174,815)	(82,799)	(77,042)
Proceeds from sales of foreclosed assets	470	69	15
Proceeds from sales of premises and equipment	12	11	15
Purchases of premises and equipment	(2,579)	(4,878)	(4,916)
Net cash provided by (used in) investing activities	(244,036)	(59,161)	(8,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	158,306	3,218	2,952
Proceeds from other borrowed funds	—	—	60,000
Repayments of other borrowed funds	—	—	(60,000)
Repurchase of common stock, excluding excise tax	(11,056)	(16,309)	(4,999)
Cash dividends	(3,587)	(2,483)	(2,289)
Net cash provided by (used in) financing activities	143,663	(15,574)	(4,336)
Net change in cash and cash equivalents	(55,583)	(36,451)	27,034
Cash and cash equivalents - beginning of year	268,975	305,426	278,392
Cash and cash equivalents - end of year	$213,392	$268,975	$305,426

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)	Years Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$45,784	$48,353	$25,693
Federal income taxes	$10,980	$6,910	$8,963
State income taxes	$29	$27	$36
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$527	$38	$146

The accompanying notes are an integral part of these consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Significant Accounting Policies
Nature of Operations
The Company is a bank holding company headquartered in Alexandria, Louisiana. The Company’s wholly owned bank subsidiary, Red River Bank, is a Louisiana state-chartered bank that provides a fully integrated suite of banking products and services tailored to the needs of commercial and retail customers. As of December 31, 2025, Red River Bank operated from a network of 28 banking centers throughout Louisiana and two combined LDPOs, one each in New Orleans, Louisiana and Lafayette, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes the Slidell-Mandeville-Covington MSA; Acadiana, which includes the Lafayette MSA; and New Orleans, which includes the New Orleans-Metairie MSA.
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
Securities
All debt securities of the Company as of December 31, 2025 and 2024, were classified either as AFS or HTM. Securities AFS are held for indefinite periods of time and are carried at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. Realized gains and losses on the sale and call of securities are determined using the specific-identification method. Purchased premiums and discounts are recognized in interest income using the interest method over the term of the securities.
Equity securities include a CRA mutual fund owned by the Company, which is carried at fair value with any periodic changes in value recorded through the statements of income.
Securities AFS
The Company is required to measure expected credit losses on securities AFS. Impairment is evaluated when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market changes warrant such evaluation. Management evaluates each security by considering the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, volatility of the security’s fair value, and historical loss information for financial assets secured with similar collateral, along with other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. If a decline in the fair value related to creditworthiness or other factors is determined, an ACL is calculated using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component is recognized through the provision for credit losses in the consolidated statements of income. Accrued interest receivable is excluded from the amortized cost basis in measuring expected credit losses on the investment securities, and no ACL is recorded on accrued interest receivable. The Company’s securities AFS portfolio may consist of U.S. Treasury securities, mortgage-backed securities, U.S. agency securities, and municipal bonds. The Company’s securities AFS, other than the municipal bonds, are considered treasuries, agencies, and instrumentalities of the U.S. government, which have a zero credit loss assumption. These securities have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds AFS do not fall under the zero credit loss assumption and are evaluated quarterly using the considerations mentioned above to determine whether there is a credit loss associated with a decline in fair value.
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
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are HFS and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets are included in other assets on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had $36,000 and $38,000 of foreclosed assets, respectively.
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
Leases
The Company has operating leases on several of its banking centers and office facilities. At the inception of a contract, the Company determines whether the arrangement contains a lease and evaluates the appropriate classification as operating or financing. The Company has elected to recognize operating leases with terms greater than one year, or certain other criteria, on the Company’s consolidated balance sheets as right-of-use assets and lease liabilities. Right‑of‑use assets represent the Company’s right to use the underlying leased asset over the lease term, and the related lease liabilities represent the obligation to make future lease payments. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments expected to be made over the lease term. When the interest rate implicit in the lease is not readily determinable, the Company uses its incremental collateralized borrowing rate with similar terms to discount future payments. Agreements that contain both lease and non‑lease components are accounted for separately, with only the lease component capitalized. Non-lease components for these arrangements are expensed in the period incurred. The Company elects to recognize the lease payments on short-term leases, or those considered immaterial by management, in its consolidated statements of income on a straight-line basis over the term of the lease. For more information and disclosures on leases, see “Note 7. Leases.”
Bank-Owned Life Insurance
The Bank has purchased life insurance policies on certain key employees. The Bank is the beneficiary of the BOLI policies, which may be on past or present employees. BOLI policies have death benefits as well as a cash surrender value component, which is carried as an asset on the consolidated balance sheets.

Intangible Assets
Intangible assets consist of goodwill. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather evaluated for impairment annually. The Company performed its annual impairment test of goodwill for 2025 and 2024 as required by ASC 350, Intangibles - Goodwill and Other. The evaluation indicated no impairment of the Company’s goodwill.
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
Income Tax
The provision for income tax is based on taxes payable or receivable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has adopted the provisions of accounting guidance related to accounting for uncertainty in income taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on technical merits. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The effect on deferred tax assets of a change in tax rate is recognized in income as part of income tax expense for the period that includes the enactment date. Deferred tax assets and liabilities have been measured as of December 31, 2025 and 2024, using the 21.0% corporate tax rate. For more information, see “Note 8. Income Tax Expense.”
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
Accounting Standards Adopted in 2025

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. As specified in the ASU, the guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate these disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a retrospective basis as of December 31, 2025. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The guidance issued in this update was designed to improve GAAP by adding an illustrative example that clarifies when the scope guidance of Topic 718 should be applied, since diversity in practice exists. This ASU does not change existing guidance. The standard is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. On January 1, 2025, the Company adopted this standard. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. The guidance issued in this update amends the codification to remove references to various FASB Concept Statements. The codification has been updated to clarify or correct unintended application of guidance that is not expected to have any significant effect on current accounting practice or cost to most entities. The standard is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard as of December 31, 2025. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance is focused on disclosures that are required by GAAP to provide clarity about the current requirements, rather that evaluate whether to expand or reduce interim disclosure requirements. The guidance also establishes a disclosure principle that requires entities to disclose events that have occurred since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle is modeled after a previous SEC disclosure requirement. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for all entities. The Company adopted this standard as of December 31, 2025. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
ASU No. 2025-12 Codification Improvements. The amendments in this update affect a wide variety of topics in the codification and apply to all reporting entities within the scope of the affected accounting guidance. Thirty-four issues are addressed in this update. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued. None of the topics included in the update apply to the Company. The Company adopted this standard as of December 31, 2025. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
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
ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The guidance issued in this update was designed to improve the decision usefulness of the financial reporting for acquired financial assets. This amendment allows the gross‑up method to apply to certain non‑PCD loans acquired in a business combination that qualify as purchased seasoned loans. These loans will be accounted for the same as PCD loans, with an ACL established at acquisition and recorded through a gross‑up to the loan’s amortized cost basis. This standard is effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The amendments in this update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not been issued. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company’s financial condition or results of operations.
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $773.0 million as of December 31, 2025.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of December 31, 2025, the estimated fair value of securities AFS was $647.3 million. The net unrealized loss on securities AFS decreased $20.1 million for the year ended December 31, 2025, resulting in a net unrealized loss of $43.2 million as of December 31, 2025.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of December 31, 2025, the amortized cost of securities HTM was $122.6 million.
Investment activity for the year ended December 31, 2025, included $182.1 million of securities purchased, partially offset by $114.4 million in maturities, principal repayments, and calls. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$334,123	$539	$(27,562)	$307,100
Municipal bonds	203,394	—	(34,551)	168,843
U.S. Treasury securities	10,995	—	(63)	10,932
U.S. agency securities	64,881	18	(1,626)	63,273
Total Securities AFS	$613,393	$557	$(63,802)	$550,148

Securities HTM:
Mortgage-backed securities	$130,864	$—	$(22,698)	$108,166
U.S. agency securities	932	—	(108)	824
Total Securities HTM	$131,796	$—	$(22,806)	$108,990

The amortized cost and estimated fair value of securities AFS and securities HTM as of December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2025
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$4,452	$4,436
After one year but within five years	26,693	26,221
After five years but within ten years	141,929	134,162
After ten years	517,411	482,491
Total Securities AFS	$690,485	$647,310

Securities HTM:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	942	883
After ten years	121,677	103,488
Total Securities HTM	$122,619	$104,371
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and evaluation of the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of December 31, 2025 and 2024. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities, and it is more likely than not that the Company will not have to sell these securities before each security has recovered its amortized cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of December 31, 2025 and 2024.
Accrued interest receivable totaled $3.2 million and $3.0 million as of December 31, 2025 and December 31, 2024, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	December 31, 2025
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(313)	$81,682	$(18,236)	$166,631
Municipal bonds	(14)	3,330	(25,297)	163,876
U.S. Treasury securities	—	—	—	—
U.S. agency securities	(26)	16,972	(1,168)	36,542
Total Securities AFS	$(353)	$101,984	$(44,701)	$367,049

	December 31, 2024
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(642)	$66,986	$(26,920)	$179,644
Municipal bonds	(136)	2,863	(34,415)	165,980
U.S. Treasury securities	—	—	(63)	10,932
U.S. agency securities	(82)	27,329	(1,544)	19,801
Total Securities AFS	$(860)	$97,178	$(62,942)	$376,357
As of December 31, 2025, the Company held 455 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of December 31, 2025, was 6.52% of the amortized cost basis of securities AFS.
For the years ended December 31, 2025, 2024, and 2023, there were no proceeds from sales of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025. As of December 31, 2024, equity securities had a fair value of $2.9 million with a recognized loss of $28,000 for the year ended December 31, 2024.
Pledged Securities
Securities with carrying values of approximately $228.0 million and $226.5 million were used as collateral as of December 31, 2025 and 2024, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

	December 31,
(in thousands)	2025	2024
Real estate:
Commercial real estate	$920,294	$884,641
One-to-four family residential	628,762	614,551
Construction and development	221,214	155,229
Commercial and industrial	392,824	327,086
Tax-exempt	57,541	64,930
Consumer	28,034	28,576
Total loans HFI	$2,248,669	$2,075,013
Total loans HFS	$3,148	$2,547
Deferred loan origination fees, net of certain direct costs, were $1.6 million and $1.7 million as of December 31, 2025 and 2024, respectively.
Accrued interest receivable on loans HFI totaled $7.8 million and $6.9 million as of December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Concentrations of Credit Risk
The majority of the lending activity occurs within the Bank’s Louisiana markets. The Bank maintains a diversified loan portfolio with a focus on CRE, one-to-four family residential real estate, and commercial and industrial loans. Substantially all of the Bank’s real estate loans are secured by properties located within Louisiana.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the year ended December 31, 2025:

(in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$9,047	$332	$(20)	$—	$9,359
One-to-four family residential	6,452	523	(30)	17	6,962
Construction and development	1,653	348	(250)	—	1,751
Commercial and industrial	4,123	927	(131)	20	4,939
Tax-exempt	103	(12)	—	—	91
Consumer	353	182	(340)	102	297
Total allowance for credit losses	$21,731	$2,300	$(771)	$139	$23,399

The following table summarizes the activity in the ACL by category for the year ended December 31, 2024:

(in thousands)	Beginning Balance	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$9,118	$(71)	$—	$—	$9,047
One-to-four family residential	7,484	(1,041)	(1)	10	6,452
Construction and development	1,309	344	—	—	1,653
Commercial and industrial	2,553	1,887	(380)	63	4,123
Tax-exempt	575	(472)	—	—	103
Consumer	297	353	(422)	125	353
Total allowance for credit losses	$21,336	$1,000	$(803)	$198	$21,731
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
Effective January 1, 2023, the Company adopted the provisions of ASC 326 using the modified retrospective method. The following table summarizes the activity in the ACL by category for the year ended December 31, 2023:

(in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
Real estate:
Commercial real estate	$7,720	$876	$522	$—	$—	$9,118
One-to-four family residential	5,682	1,231	584	(23)	10	7,484
Construction and development	1,654	(444)	108	(9)	—	1,309
Commercial and industrial	4,350	(822)	(947)	(58)	30	2,553
Tax-exempt	751	(427)	251	—	—	575
Consumer	471	(136)	217	(383)	128	297
Total allowance for loan losses	$20,628	$278	$735	$(473)	$168	$21,336

The balance in the ACL and the related recorded investment in loans by category as of December 31, 2025, are as follows:

(in thousands)	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses:
Real estate:
Commercial real estate	$57	$9,302	$9,359
One-to-four family residential	532	6,430	6,962
Construction and development	145	1,606	1,751
Commercial and industrial	190	4,749	4,939
Tax-exempt	—	91	91
Consumer	3	294	297
Total allowance for credit losses	$927	$22,472	$23,399

Loans:
Real estate:
Commercial real estate	$6,121	$914,173	$920,294
One-to-four family residential	6,618	622,144	628,762
Construction and development	1,392	219,822	221,214
Commercial and industrial	1,146	391,678	392,824
Tax-exempt	—	57,541	57,541
Consumer	59	27,975	28,034
Total loans HFI	$15,336	$2,233,333	$2,248,669
The balance in the ACL and the related recorded investment in loans by category as of December 31, 2024, are as follows:

(in thousands)	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses:
Real estate:
Commercial real estate	$32	$9,015	$9,047
One-to-four family residential	144	6,308	6,452
Construction and development	549	1,104	1,653
Commercial and industrial	116	4,007	4,123
Tax-exempt	—	103	103
Consumer	78	275	353
Total allowance for credit losses	$919	$20,812	$21,731

Loans:
Real estate:
Commercial real estate	$4,173	$880,468	$884,641
One-to-four family residential	2,822	611,729	614,551
Construction and development	1,158	154,071	155,229
Commercial and industrial	661	326,425	327,086
Tax-exempt	—	64,930	64,930
Consumer	91	28,485	28,576
Total loans HFI	$8,905	$2,066,108	$2,075,013

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2025:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$—	$—
One-to-four family residential	294	1,723	2,017
Construction and development	—	1,189	1,189
Commercial and industrial	—	19	19
Tax-exempt	—	—	—
Consumer	56	—	56
Total loans HFI	$350	$2,931	$3,281
The following table presents nonaccrual loans as of December 31, 2024:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$458	$276	$734
One-to-four family residential	397	289	686
Construction and development	—	920	920
Commercial and industrial	412	142	554
Tax-exempt	—	—	—
Consumer	—	74	74
Total loans HFI	$1,267	$1,701	$2,968
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the years ended December 31, 2025, 2024, or 2023.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of December 31, 2025:

	Past Due
(in thousands)	30-59 Days	60-89 Days Past Due	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$174	$—	$—	$920,120	$920,294	$—
One-to-four family residential	1,993	658	1,530	624,581	628,762	211
Construction and development	—	—	1,189	220,025	221,214	—
Commercial and industrial	306	68	19	392,431	392,824	—
Tax-exempt	—	—	—	57,541	57,541	—
Consumer	22	4	8	28,000	28,034	8
Total loans HFI	$2,495	$730	$2,746	$2,242,698	$2,248,669	$219

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
Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the years ended December 31, 2025 and 2024, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of December 31, 2025, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of December 31, 2025, and gross charge-offs for the year ended December 31, 2025:

	Year of Origination
(in thousands)	2025	2024	2023	2022	2021	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$170,649	$145,282	$87,583	$211,897	$187,813	$92,842	$17,771	$913,837
Special Mention	2,153	—	—	—	89	—	—	2,242
Substandard	—	680	211	1,971	688	665	—	4,215
Total	$172,802	$145,962	$87,794	$213,868	$188,590	$93,507	$17,771	$920,294

One-to-four family residential
Pass	$110,358	$70,297	$89,416	$99,726	$94,963	$133,883	$23,855	$622,498
Special Mention	—	103	—	1,337	—	—	—	1,440
Substandard	339	356	911	624	779	1,076	739	4,824
Total	$110,697	$70,756	$90,327	$101,687	$95,742	$134,959	$24,594	$628,762

Construction and development
Pass	$88,310	$66,981	$49,648	$6,934	$2,583	$1,263	$4,103	$219,822
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,189	—	—	—	—	203	—	1,392
Total	$89,499	$66,981	$49,648	$6,934	$2,583	$1,466	$4,103	$221,214

Commercial and industrial
Pass	$120,525	$52,973	$27,599	$21,001	$16,086	$2,769	$149,734	$390,687
Special Mention	160	—	—	748	—	—	99	1,007
Substandard	855	36	68	101	6	—	64	1,130
Total	$121,540	$53,009	$27,667	$21,850	$16,092	$2,769	$149,897	$392,824

Tax-exempt
Pass	$—	$2,481	$2,187	$13,731	$6,036	$33,106	$—	$57,541
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$2,481	$2,187	$13,731	$6,036	$33,106	$—	$57,541

Consumer
Pass	$13,697	$5,504	$3,687	$1,586	$417	$37	$3,049	$27,977
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	56	1	57
Total	$13,697	$5,504	$3,687	$1,586	$417	$93	$3,050	$28,034

Total loans HFI	$508,235	$344,693	$261,310	$359,656	$309,460	$265,900	$199,415	$2,248,669

Gross charge-offs	$22	$40	$264	$83	$5	$20	$337	$771

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. Unfunded loan commitments totaled approximately $545.7 million and $509.6 million as of December 31, 2025 and 2024, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Commitments under standby letters of credit totaled approximately $14.5 million and $11.9 million as of December 31, 2025 and 2024, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company estimates expected credit losses for unfunded commitments over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of December 31, 2025 and December 31, 2024, the reserve on unfunded commitments was $642,000.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and for the Years Ended December 31,
(in thousands)	2025	2024
Reserve for unfunded commitments at beginning of period	$642	$442
Provision for credit losses(1,2)	—	200
Reserve for unfunded commitments at end of period	$642	$642
(1)The $2.3 million provision for credit losses on the consolidated statements of income for the year ended December 31, 2025, is all for loans.
(2)The $1.2 million provision for credit losses on the consolidated statements of income for the year ended December 31, 2024, includes $1.0 million for loans and $200,000 for unfunded commitments.
4.    Premises and Equipment, Net
Components of premises and equipment were as follows:

	December 31,
(in thousands)	2025	2024
Land	$20,514	$20,508
Buildings	44,306	44,104
Leasehold improvements	2,877	2,877
Furniture and equipment	15,806	15,356
Vehicles	406	395
Computer equipment	3,924	3,642
Projects in process	3,597	2,347
Total premises and equipment	91,430	89,229
Less: Accumulated depreciation	(32,160)	(29,788)
Premises and equipment, net	$59,270	$59,441
Depreciation expense amounted to approximately $2.7 million, $2.5 million, and $2.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

5.    Deposits
Deposits were $2.96 billion and $2.81 billion as of December 31, 2025 and 2024, respectively. This increase was primarily a result of higher customer deposit balances combined with the timing of funds from public entity customers. Deposits are summarized below:

	December 31,
(in thousands)	2025	2024
Noninterest-bearing demand deposits	$913,868	$866,496
Interest-bearing deposits:
Interest-bearing demand deposits	198,724	154,720
NOW accounts	490,376	467,118
Money market accounts	580,949	556,769
Savings accounts	168,889	169,894
Time deposits less than or equal to $250,000	407,539	403,096
Time deposits greater than $250,000	203,067	187,013
Total interest-bearing deposits	2,049,544	1,938,610
Total deposits	$2,963,412	$2,805,106
As of December 31, 2025, the scheduled maturities of all outstanding time deposits were as follows:

Years ending December 31,	Amount
(in thousands)
2026	$573,907
2027	18,201
2028	7,791
2029	3,908
2030	4,239
Thereafter	2,560
$610,606
Collateral for Deposits
As of December 31, 2025 and 2024, securities and FHLB of Dallas letters of credit with values of approximately $302.4 million and $287.5 million, respectively, were pledged as collateral to secure public entity deposits.
6.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB of Dallas, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of December 31, 2025, total borrowing capacity from these sources was $1.13 billion. As of December 31, 2025 and 2024, the Company had no outstanding borrowings under these agreements.
7.    Leases
The Company has operating leases on several of its banking centers and office facilities. These operating leases contain renewal options for periods ranging from one to five years that expire at various dates through October 31, 2033, with no residual value guarantees. Lease expenses are included as a component of occupancy and equipment expenses within the accompanying consolidated statements of income.

The table below summarizes the components of total lease expense for the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
Amortization of right-of-use assets	$496	$581	$643
Other operating leases	221	113	72
Non-lease components	31	28	8
Total Lease Expense	$748	$722	$723
Cash paid for amounts included in the measurement of lease liabilities totaled $505,000, $571,000, and $625,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
The table below summarizes other information related to the Company’s measurement of lease liabilities as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted average remaining operating lease term	4.77 years	5.51 years
Weighted average operating lease discount rate	3.3%	3.3%
Future obligations over the primary and renewal option terms of the Company’s lease liabilities as of December 31, 2025, were as follows:

Years Ending December 31,	Amount
(in thousands)
2026	$321
2027	264
2028	267
2029	269
2030	271
Thereafter	352
Total lease payments	1,744
Less: Imputed interest	(200)
Present value of lease liabilities	$1,544
8.    Income Tax Expense
The components of income tax expense for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current tax expense	$11,058	$7,382	$8,395
Deferred tax expense (benefit)	(696)	764	(330)
Income tax expense	$10,362	$8,146	$8,065

The source and tax effect of items reconciling income tax expense to the amount computed by applying the federal income tax rates in effect to income before income tax expense for the years ended December 31, 2025, 2024, and 2023 are as follows:

	December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income before income tax expense	$53,126	100.0%	$42,381	100.0%	$42,944	100.0%

U.S. federal income tax expense	11,156	21.0%	8,900	21.0%	9,018	21.0%
State income tax expense(1)	28	0.1%	22	0.1%	26	0.1%
Tax exempt income	(772)	(1.5%)	(718)	(1.7%)	(914)	(2.2%)
Other non-taxable/non-deductible items	(116)	(0.2%)	(98)	(0.3%)	(92)	(0.2%)
Other	66	0.1%	40	0.1%	27	0.1%
Income tax expense	$10,362	19.5%	$8,146	19.2%	$8,065	18.8%
(1)State taxes in Florida made up the majority (greater than fifty percent) of the tax effect in this category.
The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets (liabilities) are subject to a valuation allowance unless their realization is more likely than not. The deferred tax assets (liabilities) were comprised of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Depreciation	$(3,452)	$(3,377)
FHLB of Dallas stock dividends	(56)	(39)
Equity security valuation	(4)	(6)
Other	(74)	(338)
Gross deferred tax liability	(3,586)	(3,760)
Allowance for credit losses	4,923	4,683
Allowance for operational losses	59	55
Health insurance self fund	524	340
Deferred compensation	963	831
Unrealized loss on securities	11,521	16,015
Advance payments from vendors	197	302
Accrued bonus	579	512
Gross deferred tax asset	18,766	22,738
Net deferred tax asset (liability)	$15,180	$18,978
9.    Employee Benefits
The Company adopted a contributory retirement plan for employees of the Bank effective March 1, 1999, and amended effective January 1, 2022. The contributory retirement plan covers all employees who meet the length of service and the number of hours worked requirements and elect to participate. Discretionary employer contributions during the years ended December 31, 2025, 2024, and 2023, totaled approximately $1.0 million, $816,000, and $780,000, respectively.
The Bank has purchased life insurance policies on certain key employees. The Bank is the beneficiary of the BOLI policies, which have cash surrender value and death benefit components. The Bank uses a portion of the income generated from the BOLI policies to fund the expenses for nonqualified, noncontributory supplemental executive retirement agreements with certain employees. The supplemental executive retirement agreements provide post-retirement benefit payments to those employees. The liability related to these agreements was $4.7 million and $4.1 million as of December 31, 2025 and 2024, respectively, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets.
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

2018 Plan Number of Shares
Awards available for issuance - December 31, 2023	166,100
Awards granted	(12,450)
Awards forfeited	575
Awards available for issuance - December 31, 2024	154,225
Awards granted	(11,100)
Awards forfeited	975
Awards available for issuance - December 31, 2025	144,100
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
During 2025, the Compensation Committee granted 11,100 restricted stock awards with a weighted average fair value of $52.01, and 975 restricted stock awards with a weighted average fair value of $50.36 were forfeited. For the year ended December 31, 2025, the compensation expense for the vested restricted stock was $440,000. As of December 31, 2025, there was approximately $1.2 million of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.3 years.
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
The Company funds the restricted stock from authorized, but unissued, shares.

The status of the Company’s nonvested restricted stock is presented below:

	Nonvested Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2022	19,855	$49.33
Granted	9,300	$48.11
Vested	(5,870)	$47.18
Forfeited	(1,940)	$49.51
Nonvested - December 31, 2023	21,345	$49.40
Granted	12,450	$49.02
Vested	(6,460)	$48.90
Forfeited	(575)	$49.22
Nonvested - December 31, 2024	26,760	$49.35
Granted	11,100	$52.01
Vested	(7,595)	$49.11
Forfeited	(975)	$50.36
Nonvested - December 31, 2025	29,290	$50.41
Director Compensation Program
The Company has a Director Compensation Program. This program allows directors the option of receiving their board attendance fees in Company stock in lieu of cash. Under the program, director fees are earned and expensed in the year board services are rendered, and the related stock is issued the following year.
The Director Compensation Program stock earned and the issuance of shares as board compensation for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Share-based board compensation earned	$60	$62	$42

Issuance of shares of common stock as board compensation:
Number of shares issued	994	811	1,660
Equity impact of shares issued	$55	$41	$85
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
Investment Commitments
In 2014, the Company committed to an investment into an SBIC limited partnership. As of December 31, 2025, there was a $226,000 outstanding commitment to this partnership. In 2025, this fund began its wind-down phase.
In 2020, the Company committed to a second investment into an SBIC limited partnership. As of December 31, 2025, there was a $1.9 million outstanding commitment to this partnership.
In 2021, the Company committed to an investment into JAM FINTOP, a bank technology limited partnership. As of December 31, 2025, there was a $277,000 outstanding commitment to this partnership.

On September 26, 2025, the Company committed to a third investment into an SBIC limited partnership. As of December 31, 2025, there was a $2.8 million outstanding commitment to this partnership.
Construction Commitment
The Company has two committed construction agreements to construct a new lending headquarters building in the Northwest market and a new banking center in the Acadiana market. There was approximately $3.6 million remaining on these commitments as of December 31, 2025.
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
An analysis of loan activity to these related parties is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Loan balance - beginning of period	$28,557	$30,058
New loans	4,504	7,044
Changes in relationships, net	(3,031)	(1,029)
Repayments	(5,866)	(7,516)
Loan balance - end of period	$24,164	$28,557
As of December 31, 2025 and 2024, deposits from directors, executive officers, their immediate family members, and their affiliates totaled approximately $73.9 million and $75.7 million, respectively.
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
Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Loans HFS	$3,148	$—	$3,148	$—
Securities AFS:
Mortgage-backed securities	$410,029	$—	$410,029	$—
Municipal bonds	$171,300	$—	$171,300	$—
U.S. agency securities	$65,981	$—	$65,981	$—
Equity securities	$3,031	$3,031	$—	$—

December 31, 2024
Loans HFS	$2,547	$—	$2,547	$—
Securities AFS:
Mortgage-backed securities	$307,100	$—	$307,100	$—
Municipal bonds	$168,843	$—	$168,843	$—
U.S. Treasury securities	$10,932	$—	$10,932	$—
U.S. agency securities	$63,273	$—	$63,273	$—
Equity securities	$2,937	$2,937	$—	$—
There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2025 or 2024.
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

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

	December 31,
(in thousands)	2025	2024
Carrying value of collateral dependent loans before allowance	$9,797	$1,672
Specific allowance	(845)	(658)
Fair value of collateral dependent loans	$8,952	$1,014
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.
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
The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

	December 31,
(in thousands)	2025	2024
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$40	$38
Charge-offs	(4)	—
Fair value of foreclosed assets	$36	$38
There were no foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value as of December 31, 2025 and 2024.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
December 31, 2025
Collateral dependent loans	$14,409	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	6.04%
Foreclosed assets	$36	Discounted appraisals	Collateral discounts and costs to sell	0% - 12%	11.11%

December 31, 2024
Collateral dependent loans	$7,841	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	8.90%
Foreclosed assets	$38	Discounted appraisals	Collateral discounts and costs to sell	N/A	N/A

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of December 31, 2025 and 2024, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and due from banks	$25,685	$25,685	$25,685	$—	$—
Interest-bearing deposits in other banks	$187,707	$187,707	$187,707	$—	$—
Securities AFS	$647,310	$647,310	$—	$647,310	$—
Securities HTM	$122,619	$104,371	$—	$104,371	$—
Equity securities	$3,031	$3,031	$3,031	$—	$—
Nonmarketable equity securities	$2,407	$2,407	$—	$2,407	$—
Loans HFS	$3,148	$3,148	$—	$3,148	$—
Loans HFI, net of allowance	$2,225,270	$2,151,923	$—	$—	$2,151,923
Accrued interest receivable	$11,131	$11,131	$—	$—	$11,131
Financial liabilities:
Deposits	$2,963,412	$2,961,310	$—	$2,961,310	$—
Accrued interest payable	$6,128	$6,128	$—	$6,128	$—

December 31, 2024
Financial assets:
Cash and due from banks	$30,558	$30,558	$30,558	$—	$—
Interest-bearing deposits in other banks	$238,417	$238,417	$238,417	$—	$—
Securities AFS	$550,148	$550,148	$—	$550,148	$—
Securities HTM	$131,796	$108,990	$—	$108,990	$—
Equity securities	$2,937	$2,937	$2,937	$—	$—
Nonmarketable equity securities	$2,328	$2,328	$—	$2,328	$—
Loans HFS	$2,547	$2,547	$—	$2,547	$—
Loans HFI, net of allowance	$2,053,282	$1,923,754	$—	$—	$1,923,754
Accrued interest receivable	$10,048	$10,048	$—	$—	$10,048
Financial liabilities:
Deposits	$2,805,106	$2,801,310	$—	$2,801,310	$—
Accrued interest payable	$7,583	$7,583	$—	$7,583	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of December 31, 2025, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of December 31, 2025, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios for the Company as of December 31, 2025 and 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Risk-Based Capital	$430,986	18.03%	$250,995	10.50%
Tier I Risk-Based Capital	$406,945	17.02%	$203,186	8.50%
Common Equity Tier I Capital	$406,945	17.02%	$167,330	7.00%
Tier I Leverage Capital	$406,945	12.21%	$133,321	4.00%

December 31, 2024
Total Risk-Based Capital	$400,813	18.13%	$232,161	10.50%
Tier I Risk-Based Capital	$378,440	17.12%	$187,940	8.50%
Common Equity Tier I Capital	$378,440	17.12%	$154,774	7.00%
Tier I Leverage Capital	$378,440	11.86%	$127,615	4.00%
Capital amounts and ratios for the Bank as of December 31, 2025 and 2024, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Risk-Based Capital	$421,929	17.66%	$250,916	10.50%	$238,968	10.00%
Tier I Risk-Based Capital	$397,888	16.65%	$203,123	8.50%	$191,174	8.00%
Common Equity Tier I Capital	$397,888	16.65%	$167,277	7.00%	$155,329	6.50%
Tier I Leverage Capital	$397,888	11.94%	$133,274	4.00%	$166,593	5.00%

December 31, 2024
Total Risk-Based Capital	$393,743	17.81%	$232,092	10.50%	$221,040	10.00%
Tier I Risk-Based Capital	$371,370	16.80%	$187,884	8.50%	$176,832	8.00%
Common Equity Tier I Capital	$371,370	16.80%	$154,728	7.00%	$143,676	6.50%
Tier I Leverage Capital	$371,370	11.64%	$127,582	4.00%	$159,477	5.00%
(1)This column refers to the prompt corrective action requirements applicable to banks.
Community Bank Leverage Ratio Framework
As part of the Economic Growth Act, an optional CBLR framework is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9.00%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements. In December 2025, the federal banking agencies issued a notice of proposed rulemaking that would, among other things, lower the 9.00% leverage ratio requirement to 8.00%.
As of December 31, 2025, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
16.    Equity Events
Cash Dividends
As a Louisiana corporation, the Company is subject to certain restrictions on dividends under the LBCA. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either: (1) the corporation would not be able to pay its debts as they come due in the usual course of business; or (2) the corporation’s total assets would be less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. The Company’s status as a bank holding company also affects its ability to pay dividends in two additional ways. First, since the Company is a holding company with no material business activities of its own, its ability to pay dividends could become dependent upon the ability of the Bank to transfer funds to it in the form of dividends, loans, and advances. The Bank’s ability to pay dividends and make other distributions and payments to the Company is itself subject to various legal, regulatory, and other restrictions, and the present and future dividend policy of the Bank is subject to the discretion of its board of directors. Second, as a bank holding company, the Company’s payment of dividends must comply with the laws, regulations, and policies of the Federal Reserve. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios.
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
Taking into consideration the Company’s performance and capital levels, cash dividends were paid in 2025, 2024, and 2023.
Stock Repurchases
On December 19, 2024, the Company’s board of directors approved the renewal of the 2024 stock repurchase program that expired on December 31, 2024. The 2025 stock repurchase program authorized the Company to purchase up to $5.0 million of its outstanding shares of common stock from January 1, 2025 through December 31, 2025. Repurchases were made from time to time in the open market at prevailing prices and based on market conditions, and in privately negotiated transactions. For the year ended December 31, 2025, the Company repurchased 11,748 shares of its common stock on the open market at an aggregate cost of $656,000, excluding excise tax, under the stock repurchase program. The 2025 stock repurchase program expired on December 31, 2025, with $4.3 million of remaining availability.
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
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. For the year ended December 31, 2025, $111,000 of stock repurchase excise tax was recorded.
On December 18, 2025, the Company’s board of directors approved the renewal and increase of the 2025 stock repurchase program that expired on December 31, 2025. The renewed and increased 2026 stock repurchase program authorizes the Company to purchase up to $10.0 million of its outstanding shares of common stock from January 1, 2026 through December 31, 2026. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
In 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of December 31, 2025, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $11.7 million, of which $9.2 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	Years Ended December 31,
(in thousands, except share amounts)	2025	2024	2023
Numerator:
Net income - basic	$42,764	$34,235	$34,879
Net income - diluted	$42,764	$34,235	$34,879

Denominator:
Weighted average shares outstanding - basic	6,677,053	6,898,286	7,164,314
Plus: Effect of Director Compensation Program	840	1,139	741
Plus: Effect of restricted stock	27,284	18,635	16,673
Weighted average shares outstanding - diluted	6,705,177	6,918,060	7,181,728

Earnings per common share:
Basic	$6.40	$4.96	$4.87
Diluted	$6.38	$4.95	$4.86

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
Financial results for the banking operations segment are presented in the table below:

	As of and for the Years Ended December 31,
(in thousands)	2025	2024	2023
Interest and dividend income	$149,886	$137,230	$118,568
Interest expense	44,329	47,936	32,130
Provision for credit losses	2,300	1,200	735
Noninterest income	19,964	20,441	21,114
Depreciation and amortization	3,546	3,219	2,746
Other operating expenses	66,549	62,935	61,127
Income before income tax expense	53,126	42,381	42,944
Income tax expense	10,362	8,146	8,065
Segment net income	$42,764	$34,235	$34,879
Adjustments and reconciling items	—	—	—
Consolidated net income	$42,764	$34,235	$34,879
Total Assets	$3,350,910	$3,149,594	$3,128,810

19.    Quarterly Results of Operations (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for each of the eight consecutive quarters in the fiscal years of 2025 and 2024. This information is derived from unaudited consolidated financial statements that include, in the Company’s opinion, all adjustments necessary for a fair presentation when read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024.

	2025
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$39,199	$38,149	$36,730	$35,808
Interest expense	10,958	11,263	10,911	11,198
Net interest income	28,241	26,886	25,819	24,610
Provision for credit losses	750	650	450	450
Net interest income after provision for credit losses	27,491	26,236	25,369	24,160
Noninterest income	4,949	5,025	4,718	5,272
Operating expenses	18,251	17,889	17,367	16,588
Income tax expense	2,774	2,571	2,524	2,492
Net income	$11,415	$10,801	$10,196	$10,352
Earnings per share
Basic	$1.74	$1.63	$1.51	$1.53
Diluted	$1.73	$1.63	$1.51	$1.52

	2024
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest and dividend income	$35,630	$34,901	$33,681	$33,018
Interest expense	11,943	12,444	11,894	11,655
Net interest income	23,687	22,457	21,787	21,363
Provision for credit losses	300	300	300	300
Net interest income after provision for credit losses	23,387	22,157	21,487	21,063
Noninterest income	4,995	5,419	5,098	4,928
Operating expenses	16,840	16,752	16,689	15,873
Income tax expense	2,236	2,070	1,909	1,930
Net income	$9,306	$8,754	$7,987	$8,188
Earnings per share
Basic	$1.37	$1.28	$1.16	$1.16
Diluted	$1.37	$1.27	$1.16	$1.16

20.    Parent Company Financial Statements

PARENT COMPANY
BALANCE SHEETS

(dollars in thousands, except share amounts)	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$8,804	$6,653
Investment in subsidiary bank	356,093	312,669
Other assets	642	621
Total Assets	$365,539	$319,943
LIABILITIES
Accrued expenses and other liabilities	$389	$204
Total Liabilities	389	204
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,576,609 and 6,777,238 shares, respectively	27,543	38,655
Additional paid-in capital	3,217	2,777
Retained earnings	377,731	338,554
Accumulated other comprehensive income (loss)	(43,341)	(60,247)
Total Stockholders’ Equity	365,150	319,739
Total Liabilities and Stockholders’ Equity	$365,539	$319,943

PARENT COMPANY
STATEMENTS OF INCOME

(in thousands)	Years Ended December 31,
	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Dividend income from subsidiaries	$17,200	$20,500	$2,500
Total Interest and Dividend Income	17,200	20,500	2,500
NONINTEREST INCOME
Other income	380	1	2
Total Noninterest Income	380	1	2
OPERATING EXPENSES
Technology expenses	200	181	105
Legal and professional expenses	1,334	869	764
Other operating expenses	54	2	89
Total Operating Expenses	1,588	1,052	958
Income (Loss) Before Income Tax Expense (Benefit)	15,992	19,449	1,544
Income tax expense (benefit)	(254)	(220)	(201)
Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	16,246	19,669	1,745
Equity in undistributed earnings of subsidiaries	26,518	14,566	33,134
Net Income	$42,764	$34,235	$34,879

PARENT COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,764	$34,235	$34,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(26,518)	(14,566)	(33,134)
Other operating activities, net	241	350	424
Net cash provided by (used in) operating activities	16,487	20,019	2,169
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution in partnerships	(125)	(90)	(160)
Return of capital in partnerships	432	—	—
Net cash provided by (used in) investing activities	307	(90)	(160)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock, excluding excise tax	(11,056)	(16,309)	(4,999)
Cash dividends	(3,587)	(2,483)	(2,289)
Net cash provided by (used in) financing activities	(14,643)	(18,792)	(7,288)
Net change in cash and cash equivalents	2,151	1,137	(5,279)
Cash and cash equivalents - beginning of year	6,653	5,516	10,795
Cash and cash equivalents - end of year	$8,804	$6,653	$5,516

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
As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by EisnerAmper, an independent registered public accounting firm. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included in “Item 8. Financial Statements and Supplementary Data” of this Report.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 10, 2026, Kirk D. Cooper, who is currently serving as a director of the Company and the Bank, provided us with notice of his decision to retire from the board of directors of the Company and the Bank at the end of his current term, which expires at our 2026 annual meeting of shareholders to be held on May 7, 2026. His decision to retire was not due to a disagreement on any matter relating to the Company or Bank’s operations, policies, or practices.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
EXECUTIVE OFFICERS
The following table sets forth the executive officers of the Company and the Bank, and the positions they hold, as of the date of this Report.

Name	Age	Position with Red River Bancshares, Inc.	Position with Red River Bank	Years of Banking Experience	Years with Red River Bank
Isabel V. Carriere, C.P.A., C.G.M.A.	59	Senior Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary	Senior Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary	34	27
R. Blake Chatelain	62	President and Chief Executive Officer	President and Chief Executive Officer	44	27
Bryon C. Salazar	53	—	Senior Executive Vice President — Chief Banking Officer	31	27
Tammi R. Salazar	56	—	Senior Executive Vice President — Chief Operating Officer	33	27
A brief description of the background of each of the executive officers of the Company and the Bank is set forth below. Except for (1) the spousal relationship of Bryon C. Salazar, Senior Executive Vice President — Chief Banking Officer and a director of the Bank, and Tammi R. Salazar, Senior Executive Vice President — Chief Operating Officer of the Bank; and (2) the first cousin relationship of Tammi R. Salazar and R. Blake Chatelain, President, Chief Executive Officer, and a director of both the Company and the Bank, no executive officer has any family relationship, as defined in Item 401 of Regulation S-K under the Securities Act, with any other executive officer or director.
Isabel V. Carriere, C.P.A., C.G.M.A. Ms. Carriere serves as Senior Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary of the Company and the Bank and has been with our organization since 1999. Prior to joining the Bank, Ms. Carriere was manager of the Financial Planning Department at Whitney National Bank in New Orleans, Louisiana. From 1991 to 1997, she worked in the Financial Planning and Financial Reporting Department of First Commerce Corporation in New Orleans. Prior to joining First Commerce Corporation, Ms. Carriere was with KPMG Peat Marwick in New Orleans, where she was involved in auditing depository organizations and their holding companies. Ms. Carriere is a C.P.A., a C.G.M.A., and a graduate of the A.B. Freeman School of Business at Tulane University, holding a B.S. in Management.
R. Blake Chatelain. Mr. Chatelain serves as the President, Chief Executive Officer, and as a director of the Company and the Bank and has served in such capacities since he joined our organization in 1998. He is currently a member of our Executive Committee and the Bank’s Asset-Liability Management Committee, Compensation Committee, and Directors’ Loan Committee. Prior to joining the Bank, Mr. Chatelain served as Executive Vice President of Rapides Bank & Trust Company in Alexandria, Louisiana, a subsidiary of First Commerce Corporation in New Orleans, Louisiana, where he managed the commercial lending group from 1991 until its sale to Bank One Corporation in 1998. Prior to joining Rapides Bank & Trust Company, Mr. Chatelain served as Vice President at Hibernia National Bank in Monroe, Louisiana and was responsible for managing the commercial lending group. He is on the board of directors of Financial Institution Service Corporation, where he also serves on the Executive Committee of the board. Mr. Chatelain is also a director and member of the Executive Committee of the Louisiana Association of Business and Industry and a director of Louisiana Central. He served as a member of the Louisiana State University Board of Supervisors from 2008 through 2020, having previously served as Chairman of the Board as well as chairing several committees. Mr. Chatelain is a graduate of Louisiana State University and holds a B.S. in Finance.
Bryon C. Salazar. Mr. Salazar serves as Senior Executive Vice President — Chief Banking Officer and a director of the Bank. He also chairs the Directors’ Loan Committee. He has been with our organization since 1998. Prior to joining the Bank, Mr. Salazar was a commercial banker with First Commerce Corporation in New Orleans, Louisiana. He served on the Board of Trustees of Rapides Regional Medical Center for a period of nine years, including serving as the Chair of the Board and Immediate Past Chair. He also served a three-year term on the Board of Directors of the Louisiana Bankers’ Association, in addition to a twelve-year term on the Board of Trustees of the Central Louisiana Port Commission that included four years as the Chair. Mr. Salazar is a graduate of Louisiana State University and holds a B.S. in Finance (Magna Cum Laude).

Tammi R. Salazar. Ms. Salazar serves as Senior Executive Vice President — Chief Operating Officer of the Bank. She has been with our organization since 1998 and served as Executive Vice President — Private Banking, Mortgage, and Investments before assuming her current position in 2021. Prior to joining the Bank, Ms. Salazar was Vice President for Rapides Bank & Trust Company in Alexandria, Louisiana, a subsidiary of First Commerce Corporation in New Orleans, Louisiana. She has served on the Board of Trustees of The Rapides Foundation, having served as Board Chair, and on the Board of Directors of the Alexandria Country Day School. Ms. Salazar currently serves on the boards of directors of the Children’s Advocacy Network, River Oaks Art Center, and Christus Cabrini Foundation. She is a graduate of Louisiana Tech University and holds a B.S. in Finance.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)The following consolidated financial statements are incorporated by reference from “Item 8. Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 274)
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
•Notes to the Consolidated Financial Statements
(2)All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto, which is included in Part II, Item 8 of this Report.
(3)Exhibits required to be filed are included in Item 15(b) below.
(b)Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1
Restated Articles of Incorporation of Red River Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

3.2
Red River Bancshares, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 26, 2026, file number 001-38888)

4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 27, 2020, file number 001-38888)

EXHIBIT NUMBER	DESCRIPTION
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

10.6	Composite Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement between Red River Bank and each of Isabel V. Carriere, Bryon C. Salazar, and Tammi R. Salazar*+
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

10.14	Endorsement Method Split-Dollar Agreement between Red River Bank and Isabel V. Carriere*+#
10.15
Supplemental Split-Dollar Agreement between Red River Bank and Isabel V. Carriere (incorporated by reference to Exhibit 10.4 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 12, 2021, file number 001-38888)+#

10.16
Change in Control Agreement between Red River Bancshares, Inc. and Bryon C. Salazar (incorporated by reference to Exhibit 10.19 to Red River Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 10, 2019, file number 333-230798)+

10.17
Form of Amended and Restated Change in Control Agreement between Red River Bancshares, Inc. and each of Isabel V. Carriere and Tammi R. Salazar (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, file number 001-38888)+

10.18
Red River Bancshares, Inc. and Subsidiaries Deferred Compensation Plan for Senior Management Employees of Red River Bancshares, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.2 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2019, file number 001-38888)+

10.19
Red River Bancshares, Inc. and Red River Bank Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025, file number 001-38888)+

10.20
Stock Repurchase Agreement, dated May 22, 2025, by and between Red River Bancshares, Inc., S3 Dynamics, L.P., and S3 Management, L.L.C. (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2025, file number 001-38888)

10.21
Stock Repurchase Agreement, dated August 7, 2025, by and between Red River Bancshares, Inc., the Angela Katherine Simpson Irrevocable Trust UA 25-NOV-03, John Charles Simpson (incorporated by reference to Exhibit 10.1 to Red River Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2025, file number 001-38888)

19.1
Red River Bancshares, Inc. and Subsidiaries Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Red River Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2025, file number 001-38888)

21.1	Subsidiaries of Red River Bancshares, Inc.*
23.1	Consent of EisnerAmper LLP*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

EXHIBIT NUMBER	DESCRIPTION
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1
Red River Bancshares, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Red River Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 15, 2024, file number 001-38888)

101	The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, is formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan.
#	Certain exhibits to the Agreements have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: March 13, 2026	By:	/s/ R. Blake Chatelain
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

Date: March 13, 2026	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2026	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2026	By:	/s/ Teddy R. Price
Teddy R. Price
Chair of the Board

Date: March 13, 2026	By:	/s/ M. Scott Ashbrook
M. Scott Ashbrook
Director

Date: March 13, 2026	By:	/s/ Kirk D. Cooper
Kirk D. Cooper
Director

Date: March 13, 2026	By:	/s/ Michael D. Crowell
Michael D. Crowell
Director

Date: March 13, 2026	By:	/s/ Anna Brasher Moreau
Anna Brasher Moreau , DDS, MS
Director

Date: March 13, 2026	By:	/s/ Willie P. Obey
Willie P. Obey
Director

Date: March 13, 2026	By:	/s/ Don L. Thompson
Don L. Thompson
Director

Date: March 13, 2026	By:	/s/ H. Lindsey Torbett
H. Lindsey Torbett
Director