Form 10-Q
period 2026-03-31
RED RIVER BANCSHARES INC
filed 2026-05-08
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, the registrant had 6,584,696 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BIC	Federal Reserve Bank’s Discount Window Borrower-in-Custody
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CODM	Chief operating decision maker
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Dallas
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
JAM FINTOP	JAM FINTOP Banktech, L.P. fund
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
Report	Quarterly Report on Form 10-Q
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission

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
•natural disasters and adverse weather, acts of terrorism, trade and tariff policies, trade wars, pandemics, wars, an outbreak of hostilities or tensions with other countries, or other international or domestic calamities, and other matters beyond our control;
•our ability to prudently manage our growth and execute our strategy;
•compliance with the extensive regulatory framework that applies to us;
•changes in the laws, rules, regulations, interpretations, or policies relating to financial institutions, accounting, tax, trade, monetary, and fiscal matters; and
•the risk factors found in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in “Part II - Item 1A. Risk Factors” of this Report and other reports and documents we file from time to time with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in “Part II - Item 1A. Risk Factors” of this Report and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law. New risks emerge from time to time, and it is not possible for us to predict what risks will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$36,677	$25,685
Interest-bearing deposits in other banks	173,845	187,707
Total Cash and Cash Equivalents	210,522	213,392
Securities available-for-sale, at fair value (amortized cost of $685,133 and $690,485, respectively)	638,729	647,310
Securities held-to-maturity, at amortized cost (fair value of $101,917 and $104,371, respectively)	120,609	122,619
Equity securities, at fair value	3,012	3,031
Nonmarketable equity securities	2,425	2,407
Loans held for sale	3,951	3,148
Loans held for investment	2,254,546	2,248,669
Less: Allowance for credit losses	(24,051)	(23,399)
Loans held for investment, net	2,230,495	2,225,270
Premises and equipment, net	60,516	59,270
Accrued interest receivable	11,352	11,131
Bank-owned life insurance	31,488	31,267
Intangible assets	1,546	1,546
Right-of-use assets	1,407	1,487
Other assets	30,548	29,032
Total Assets	$3,346,600	$3,350,910
LIABILITIES
Noninterest-bearing deposits	$916,413	$913,868
Interest-bearing deposits	2,029,522	2,049,544
Total Deposits	2,945,935	2,963,412
Accrued interest payable	6,025	6,128
Lease liabilities	1,465	1,544
Accrued expenses and other liabilities	19,849	14,676
Total Liabilities	2,973,274	2,985,760
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,577,186 and 6,576,609 shares, respectively	27,591	27,543
Additional paid-in capital	3,329	3,217
Retained earnings	388,058	377,731
Accumulated other comprehensive income (loss)	(45,652)	(43,341)
Total Stockholders’ Equity	373,326	365,150
Total Liabilities and Stockholders’ Equity	$3,346,600	$3,350,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$31,545	$28,270
Interest on securities	5,844	4,856
Interest on deposits in other banks	1,737	2,661
Dividends on stock	19	21
Total Interest and Dividend Income	39,145	35,808
INTEREST EXPENSE
Interest on deposits	10,741	11,198
Total Interest Expense	10,741	11,198
Net Interest Income	28,404	24,610
Provision for credit losses	750	450
Net Interest Income After Provision for Credit Losses	27,654	24,160
NONINTEREST INCOME
Service charges on deposit accounts	1,395	1,383
Debit card income, net	916	992
Mortgage loan income	605	530
Brokerage income	939	1,325
Loan and deposit income	498	459
Bank-owned life insurance income	221	213
Gain (Loss) on equity securities	(19)	44
SBIC income (loss)	(105)	280
Other income (loss)	83	46
Total Noninterest Income	4,533	5,272
OPERATING EXPENSES
Personnel expenses	10,517	10,023
Occupancy and equipment expenses	1,884	1,794
Technology expenses	863	835
Advertising	328	333
Other business development expenses	550	558
Data processing expense	377	288
Other taxes	560	612
Loan and deposit expenses	103	62
Legal and professional expenses	529	632
Regulatory assessment expenses	417	391
Other operating expenses	1,122	1,060
Total Operating Expenses	17,250	16,588
Income Before Income Tax Expense	14,937	12,844
Income tax expense	2,966	2,492
Net Income	$11,971	$10,352
EARNINGS PER SHARE
Basic	$1.82	$1.53
Diluted	$1.81	$1.52
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$11,971	$10,352
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(3,229)	4,595
Tax effect	679	(964)
Change in unrealized net loss on securities transferred to held-to-maturity	302	327
Tax effect	(63)	(69)
Total other comprehensive income (loss)	(2,311)	3,889
Comprehensive Income (Loss)	$9,660	$14,241
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739
Net income	—	—	—	10,352	—	10,352
Stock incentive plan	—	—	94	—	—	94
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	994	55	—	—	—	55
Cash dividend - $0.12 per share	—	—	—	(813)	—	(813)
Other comprehensive income (loss)	—	—	—	—	3,889	3,889
Balance as of March 31, 2025	6,777,657	$38,710	$2,871	$348,093	$(56,358)	$333,316

Balance as of December 31, 2025	6,576,609	$27,543	$3,217	$377,731	$(43,341)	$365,150
Net income	—	—	—	11,971	—	11,971
Stock incentive plan	—	—	112	—	—	112
Issuance of shares of common stock as board compensation	577	48	—	—	—	48
Cash dividend - $0.25 per share	—	—	—	(1,644)	—	(1,644)
Other comprehensive income (loss)	—	—	—	—	(2,311)	(2,311)
Balance as of March 31, 2026	6,577,186	$27,591	$3,329	$388,058	$(45,652)	$373,326
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,971	$10,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	693	665
Amortization	223	186
Share-based compensation earned	112	94
Share-based board compensation earned	12	17
Net (accretion) amortization on securities AFS	272	291
Net (accretion) amortization on securities HTM	(297)	(318)
(Gain) Loss on equity securities	19	(44)
(Gain) Loss on other assets owned	48	27
Provision for credit losses	750	450
Deferred income tax (benefit) expense	(639)	(483)
Net (increase) decrease in loans HFS	(803)	369
Net (increase) decrease in accrued interest receivable	(221)	(505)
Net (increase) decrease in BOLI	(221)	(213)
Net increase (decrease) in accrued interest payable	(103)	(1,120)
Net increase (decrease) in accrued income taxes payable	3,605	2,994
Other operating activities, net	1,502	1,152
Net cash provided by (used in) operating activities	16,923	13,914
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Maturities, principal repayments, and calls	29,781	24,336
Purchases	(24,701)	(36,758)
Activity in securities HTM:
Maturities, principal repayments, and calls	2,307	2,428
Capital contribution in partnerships	(399)	(50)
Return of capital in partnerships	450	—
Net (increase) decrease in loans HFI	(6,192)	(40,216)
Proceeds from sales of foreclosed assets	—	27
Insurance proceeds from premises and equipment	30	—
Purchases of premises and equipment	(1,948)	(258)
Net cash provided by (used in) investing activities	(672)	(50,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(17,477)	20,570
Cash dividends	(1,644)	(813)
Net cash provided by (used in) financing activities	(19,121)	19,757
Net change in cash and cash equivalents	(2,870)	(16,820)
Cash and cash equivalents - beginning of period	213,392	268,975
Cash and cash equivalents - end of period	$210,522	$252,155
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$10,844	$12,318
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$217	$125
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Form 10-Q and Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Accounting Standards Adopted in 2026
ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The guidance issued in this update was designed to improve the decision usefulness of the financial reporting for acquired financial assets. This amendment allows the gross‑up method to apply to certain non‑PCD loans acquired in a business combination that qualify as purchased seasoned loans. These loans are now accounted for the same as PCD loans, with an ACL established at acquisition and recorded through a gross‑up to the loan’s amortized cost basis. This standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not been issued. The Company adopted this standard on January 1, 2026. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $762.4 million as of March 31, 2026.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2026, the estimated fair value of securities AFS was $638.7 million. The net unrealized loss on securities AFS increased $3.2 million for the three months ended March 31, 2026, resulting in a net unrealized loss of $46.4 million as of March 31, 2026.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2026, the amortized cost of securities HTM was $120.6 million.
Investment activity for the three months ended March 31, 2026, included $32.1 million in maturities, principal repayments, and calls, partially offset by $24.7 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.

The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$427,107	$1,147	$(18,742)	$409,512
Municipal bonds	195,139	2	(27,752)	167,389
U.S. agency securities	62,887	36	(1,095)	61,828
Total Securities AFS	$685,133	$1,185	$(47,589)	$638,729

Securities HTM:
Mortgage-backed securities	$119,664	$—	$(18,628)	$101,036
U.S. agency securities	945	—	(64)	881
Total Securities HTM	$120,609	$—	$(18,692)	$101,917

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371
The amortized cost and estimated fair value of securities AFS and securities HTM as of March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2026
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$4,121	$4,101
After one year but within five years	25,729	25,203
After five years but within ten years	139,483	130,673
After ten years	515,800	478,752
Total Securities AFS	$685,133	$638,729

Securities HTM:
Within one year	$—	$—
After one year but within five years	945	881
After five years but within ten years	—	—
After ten years	119,664	101,036
Total Securities HTM	$120,609	$101,917

Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the evaluation of the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of March 31, 2026 and December 31, 2025. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities, and it is more likely than not that the Company will not have to sell these securities before each security has recovered its amortized cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of March 31, 2026 and December 31, 2025.
Accrued interest receivable totaled $3.1 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, for securities AFS and securities HTM and was reported in accrued interest receivable on the consolidated balance sheets.
Information pertaining to securities AFS with gross unrealized losses as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	March 31, 2026
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(822)	$117,013	$(17,920)	$160,260
Municipal bonds	(111)	8,369	(27,641)	156,184
U.S. agency securities	(4)	9,537	(1,091)	34,968
Total Securities AFS	$(937)	$134,919	$(46,652)	$351,412

	December 31, 2025
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(313)	$81,682	$(18,236)	$166,631
Municipal bonds	(14)	3,330	(25,297)	163,876
U.S. agency securities	(26)	16,972	(1,168)	36,542
Total Securities AFS	$(353)	$101,984	$(44,701)	$367,049
As of March 31, 2026, the Company held 472 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of March 31, 2026, was 6.95% of the amortized cost basis of securities AFS.
For the three months ended March 31, 2026 and 2025, there were no proceeds from sales of debt securities.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of March 31, 2026, equity securities had a fair value of $3.0 million with a recognized loss of $19,000 for the three months ended March 31, 2026. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025.
Pledged Securities
Securities with carrying values of approximately $216.5 million and $228.0 million were used as collateral as of March 31, 2026 and December 31, 2025, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	March 31, 2026	December 31, 2025
Real estate:
Commercial real estate	$910,965	$920,294
One-to-four family residential	632,554	628,762
Construction and development	240,686	221,214
Commercial and industrial	391,611	392,824
Tax-exempt	52,779	57,541
Consumer	25,951	28,034
Total loans HFI	$2,254,546	$2,248,669
Total loans HFS	$3,951	$3,148
Accrued interest receivable on loans HFI totaled $8.1 million and $7.8 million as of March 31, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the three months ended March 31, 2026:

(in thousands)	Beginning Balance December 31, 2025	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance March 31, 2026
Real estate:
Commercial real estate	$9,359	$242	$—	$—	$9,601
One-to-four family residential	6,962	167	(52)	—	7,077
Construction and development	1,751	215	—	—	1,966
Commercial and industrial	4,939	34	(23)	41	4,991
Tax-exempt	91	(3)	—	—	88
Consumer	297	95	(92)	28	328
Total allowance for credit losses	$23,399	$750	$(167)	$69	$24,051
The following table summarizes the activity in the ACL by category for the three months ended March 31, 2025:

(in thousands)	Beginning Balance December 31, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance March 31, 2025
Real estate:
Commercial real estate	$9,047	$112	$—	$—	$9,159
One-to-four family residential	6,452	22	(22)	3	6,455
Construction and development	1,653	202	(250)	—	1,605
Commercial and industrial	4,123	117	(39)	7	4,208
Tax-exempt	103	(4)	—	—	99
Consumer	353	1	(76)	31	309
Total allowance for credit losses	$21,731	$450	$(387)	$41	$21,835

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2026:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$837	$—	$837
One-to-four family residential	287	1,772	2,059
Construction and development	—	1,055	1,055
Commercial and industrial	—	82	82
Tax-exempt	—	—	—
Consumer	—	—	—
Total loans HFI	$1,124	$2,909	$4,033
The following table presents nonaccrual loans as of December 31, 2025:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$—	$—
One-to-four family residential	294	1,723	2,017
Construction and development	—	1,189	1,189
Commercial and industrial	—	19	19
Tax-exempt	—	—	—
Consumer	56	—	56
Total loans HFI	$350	$2,931	$3,281
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three months ended March 31, 2026 and 2025.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of March 31, 2026:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$585	$—	$150	$910,230	$910,965	$—
One-to-four family residential	2,050	7	1,475	629,022	632,554	22
Construction and development	—	—	1,055	239,631	240,686	—
Commercial and industrial	135	—	82	391,394	391,611	—
Tax-exempt	—	—	—	52,779	52,779	—
Consumer	9	6	4	25,932	25,951	4
Total loans HFI	$2,779	$13	$2,766	$2,248,988	$2,254,546	$26

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
Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the periods ended March 31, 2026 and 2025, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of March 31, 2026, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of March 31, 2026, and gross charge-offs for the three months ended March 31, 2026:

	Year of Origination
(in thousands)	2026	2025	2024	2023	2022	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$41,247	$163,017	$136,772	$82,928	$195,440	$246,388	$21,350	$887,142
Special Mention	—	2,036	1,059	2,051	7,215	7,138	—	19,499
Substandard	—	—	672	359	1,942	1,351	—	4,324
Total	$41,247	$165,053	$138,503	$85,338	$204,597	$254,877	$21,350	$910,965

One-to-four family residential
Pass	$21,873	$110,487	$66,596	$84,896	$97,135	$220,558	$24,739	$626,284
Special Mention	—	—	97	—	1,327	—	—	1,424
Substandard	—	343	135	1,180	616	1,836	736	4,846
Total	$21,873	$110,830	$66,828	$86,076	$99,078	$222,394	$25,475	$632,554

Construction and development
Pass	$6,874	$107,232	$60,449	$49,401	$6,663	$3,382	$5,433	$239,434
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,055	—	—	—	197	—	1,252
Total	$6,874	$108,287	$60,449	$49,401	$6,663	$3,579	$5,433	$240,686

Commercial and industrial
Pass	$42,210	$94,984	$43,134	$24,525	$18,529	$15,211	$150,440	$389,033
Special Mention	—	160	—	—	723	—	645	1,528
Substandard	—	800	22	68	96	—	64	1,050
Total	$42,210	$95,944	$43,156	$24,593	$19,348	$15,211	$151,149	$391,611

Tax-exempt
Pass	$—	$—	$536	$2,146	$13,406	$36,691	$—	$52,779
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$—	$536	$2,146	$13,406	$36,691	$—	$52,779

Consumer
Pass	$4,152	$10,365	$3,751	$3,258	$1,406	$299	$2,719	$25,950
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1	1
Total	$4,152	$10,365	$3,751	$3,258	$1,406	$299	$2,720	$25,951

Total loans HFI	$116,356	$490,479	$313,223	$250,812	$344,498	$533,051	$206,127	$2,254,546

Gross charge-offs	$—	$11	$66	$—	$—	$6	$84	$167

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of March 31, 2026 and December 31, 2025, unfunded loan commitments totaled approximately $541.0 million and $545.7 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of March 31, 2026 and December 31, 2025, commitments under standby letters of credit totaled approximately $14.7 million and $14.5 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company estimates expected credit losses for unfunded commitments over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of March 31, 2026 and December 31, 2025, the reserve on unfunded commitments was $642,000.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and For the Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Reserve for unfunded commitments at beginning of period	$642	$642
Provision for credit losses	—	—
Reserve for unfunded commitments at end of period	$642	$642
4.    Deposits
Deposits were $2.95 billion and $2.96 billion as of March 31, 2026 and December 31, 2025, respectively. The $17.5 million decrease was primarily due to the seasonal outflow of funds from public entity customers exceeding increased commercial deposits. Deposits are summarized below:

(in thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing demand deposits	$916,413	$913,868
Interest-bearing deposits:
Interest-bearing demand deposits	189,993	198,724
NOW accounts	465,146	490,376
Money market accounts	590,107	580,949
Savings accounts	174,393	168,889
Time deposits less than or equal to $250,000	405,281	407,539
Time deposits greater than $250,000	204,602	203,067
Total interest-bearing deposits	$2,029,522	$2,049,544
Total deposits	$2,945,935	$2,963,412
Collateral for Deposits
As of March 31, 2026 and December 31, 2025, securities and FHLB letters of credit with values of approximately $210.6 million and $302.4 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under these agreements.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Loans HFS	$3,951	$—	$3,951	$—
Securities AFS:
Mortgage-backed securities	$409,512	$—	$409,512	$—
Municipal bonds	$167,389	$—	$167,389	$—
U.S. agency securities	$61,828	$—	$61,828	$—
Equity securities	$3,012	$3,012	$—	$—

December 31, 2025
Loans HFS	$3,148	$—	$3,148	$—
Securities AFS:
Mortgage-backed securities	$410,029	$—	$410,029	$—
Municipal bonds	$171,300	$—	$171,300	$—
U.S. agency securities	$65,981	$—	$65,981	$—
Equity securities	$3,031	$3,031	$—	$—
There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2026 or the year ended December 31, 2025.
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
The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Carrying value of collateral dependent loans before allowance	$432	$9,797
Specific allowance	(49)	(845)
Fair value of collateral dependent loans	$383	$8,952
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.
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
The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$217	$40
Charge-offs	(48)	(4)
Fair value of foreclosed assets	$169	$36
There were no foreclosed assets that were remeasured subsequent to initial recognition as of March 31, 2026 and December 31, 2025.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
March 31, 2026
Collateral dependent loans	$14,369	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	5.25%
Foreclosed assets	$169	Discounted appraisals	Collateral discounts and costs to sell	0% - 39%	28.07%

December 31, 2025
Collateral dependent loans	$14,409	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	6.04%
Foreclosed assets	$36	Discounted appraisals	Collateral discounts and costs to sell	0% - 12%	11.11%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of March 31, 2026 and December 31, 2025, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and due from banks	$36,677	$36,677	$36,677	$—	$—
Interest-bearing deposits in other banks	$173,845	$173,845	$173,845	$—	$—
Securities AFS	$638,729	$638,729	$—	$638,729	$—
Securities HTM	$120,609	$101,917	$—	$101,917	$—
Equity securities	$3,012	$3,012	$3,012	$—	$—
Nonmarketable equity securities	$2,425	$2,425	$—	$2,425	$—
Loans HFS	$3,951	$3,951	$—	$3,951	$—
Loans HFI, net of allowance	$2,230,495	$2,171,867	$—	$—	$2,171,867
Accrued interest receivable	$11,352	$11,352	$—	$—	$11,352
Financial liabilities:
Deposits	$2,945,935	$2,943,698	$—	$2,943,698	$—
Accrued interest payable	$6,025	$6,025	$—	$6,025	$—

December 31, 2025
Financial assets:
Cash and due from banks	$25,685	$25,685	$25,685	$—	$—
Interest-bearing deposits in other banks	$187,707	$187,707	$187,707	$—	$—
Securities AFS	$647,310	$647,310	$—	$647,310	$—
Securities HTM	$122,619	$104,371	$—	$104,371	$—
Equity securities	$3,031	$3,031	$3,031	$—	$—
Nonmarketable equity securities	$2,407	$2,407	$—	$2,407	$—
Loans HFS	$3,148	$3,148	$—	$3,148	$—
Loans HFI, net of allowance	$2,225,270	$2,151,923	$—	$—	$2,151,923
Accrued interest receivable	$11,131	$11,131	$—	$—	$11,131
Financial liabilities:
Deposits	$2,963,412	$2,961,310	$—	$2,961,310	$—
Accrued interest payable	$6,128	$6,128	$—	$6,128	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of March 31, 2026, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of March 31, 2026, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios for the Company as of March 31, 2026 and December 31, 2025, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2026
Total Risk-Based Capital	$442,125	18.51%	$250,858	10.50%
Tier I Risk-Based Capital	$417,432	17.47%	$203,076	8.50%
Common Equity Tier I Capital	$417,432	17.47%	$167,239	7.00%
Tier I Leverage Capital	$417,432	12.26%	$136,147	4.00%

December 31, 2025
Total Risk-Based Capital	$430,986	18.03%	$250,995	10.50%
Tier I Risk-Based Capital	$406,945	17.02%	$203,186	8.50%
Common Equity Tier I Capital	$406,945	17.02%	$167,330	7.00%
Tier I Leverage Capital	$406,945	12.21%	$133,321	4.00%
Capital amounts and ratios for the Bank as of March 31, 2026 and December 31, 2025, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total Risk-Based Capital	$432,849	18.12%	$250,772	10.50%	$238,830	10.00%
Tier I Risk-Based Capital	$408,156	17.09%	$203,006	8.50%	$191,064	8.00%
Common Equity Tier I Capital	$408,156	17.09%	$167,181	7.00%	$155,240	6.50%
Tier I Leverage Capital	$408,156	12.00%	$136,099	4.00%	$170,124	5.00%

December 31, 2025
Total Risk-Based Capital	$421,929	17.66%	$250,916	10.50%	$238,968	10.00%
Tier I Risk-Based Capital	$397,888	16.65%	$203,123	8.50%	$191,174	8.00%
Common Equity Tier I Capital	$397,888	16.65%	$167,277	7.00%	$155,329	6.50%
Tier I Leverage Capital	$397,888	11.94%	$133,274	4.00%	$166,593	5.00%
(1)This column refers to the prompt corrective action requirements applicable to banks.
Community Bank Leverage Ratio Framework
As part of the Economic Growth Act, an optional CBLR framework is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements. In April 2026, the federal banking agencies issued a final rule that, among other things, lowered the 9.00% leverage ratio requirement to 8.00%.
As of March 31, 2026, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
For the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock under the stock repurchase program. As of March 31, 2026, the Company had $10.0 million available for repurchasing its common stock under the 2026 stock repurchase program.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
In 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2026, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $11.4 million, of which $9.0 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended March 31,
(in thousands, except share amounts)	2026	2025
Numerator:
Net income - basic	$11,971	$10,352
Net income - diluted	$11,971	$10,352

Denominator:
Weighted average shares outstanding - basic	6,576,994	6,777,332
Plus: Effect of Director Compensation Program	133	319
Plus: Effect of restricted stock	32,081	19,056
Weighted average shares outstanding - diluted	6,609,208	6,796,707

Earnings per common share:
Basic	$1.82	$1.53
Diluted	$1.81	$1.52

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
Financial results for the banking operations segment are presented in the table below:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Interest and dividend income	$39,145	$35,808
Interest expense	10,741	11,198
Provision for credit losses	750	450
Noninterest income	4,533	5,272
Depreciation and amortization	916	851
Other operating expenses	16,334	15,737
Income before income tax expense	$14,937	$12,844
Income tax expense	2,966	2,492
Segment net income	$11,971	$10,352
Adjustments and reconciling items	—	—
Consolidated net income	$11,971	$10,352
Banking operations segment assets were $3.35 billion as of March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2025 through March 31, 2026, and on our results of operations for the quarters ended March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and March 31, 2025.
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025, and information presented elsewhere in this Report, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
The following discussion contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and “Part II - Item 1A. Risk Factors” in this Report. Also, see risk factors and other cautionary statements described in “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
FIRST QUARTER 2026 FINANCIAL AND OPERATIONAL HIGHLIGHTS
In the first quarter of 2026, we had record-high quarterly net income and a consistent balance sheet. We increased the quarterly cash dividend paid to shareholders by $0.10 per share, or 66.7%, to $0.25 per share for the first quarter of 2026, compared to $0.15 per share for the prior two quarters.
•Net income for the first quarter of 2026 was $12.0 million, or $1.81 diluted EPS, an increase of $556,000, or 4.9%, compared to $11.4 million, or $1.73 diluted EPS, for the fourth quarter of 2025. Net income for the first quarter was impacted by approximately $590,000 of periodic items that reduced operating expenses. These operating expense reductions benefited EPS by $0.07.
•For the first quarter of 2026, the return on assets was 1.44%, and the return on equity was 12.95%.
•Net interest income increased slightly, and net interest margin FTE was consistent at 3.51% for the first quarter of 2026 and the prior quarter.
•Assets remained consistent at $3.35 billion as of March 31, 2026 and December 31, 2025.
•Loans HFI were $2.25 billion as of March 31, 2026 and December 31, 2025. In the first quarter of 2026, new loan originations and construction commitment fundings were offset by payments and payoffs.
•Deposits totaled $2.95 billion as of March 31, 2026, a decrease of $17.5 million, or 0.6%, compared to $2.96 billion as of December 31, 2025. This decrease was primarily due to the seasonal outflow of funds from public entity customers exceeding increased commercial deposits.
•On February 26, 2026, our board of directors announced that the cash dividend for the first quarter of 2026 would be $0.25 per common share, which was a 66.7% increase from $0.15 per common share paid for each of the third and fourth quarters of 2025. In the first quarter of 2026, we paid the quarterly cash dividend of $0.25 per common share.
•The 2026 stock repurchase program authorizes us to purchase up to $10.0 million of our outstanding shares of common stock from January 1, 2026 through December 31, 2026. There was no stock repurchase activity in the first quarter of 2026. As of March 31, 2026, the 2026 stock repurchase program had $10.0 million of available capacity.

•We continue to implement our organic expansion plan. The following construction projects are in process:
◦In the Northwest market, there are two projects in process with the goal of relocating personnel and vacating the Market Street location in Shreveport, Louisiana. In May 2026, we plan to relocate our Northwest market leadership and lenders to our newly constructed Shreveport Commercial and Private Banking Loan and Deposit Production Office Building, which is adjacent to our East Kings banking center. We then plan to relocate the Market Street retail banking center to the nearby American Towers building, which will have a more efficient cost structure.
◦In the New Orleans market, we have leased and are remodeling a portion of the bottom floor of the Energy Centre Building on Poydras Street. Completion is expected in the third quarter of 2026. Once complete, we plan to relocate the Baronne Street retail banking center and the New Orleans market leadership and lenders to this updated, convenient, and visible location.
◦In the Acadiana market, we held a ground-breaking ceremony in January 2026 for our second full-service banking center in this market, located on Camellia Boulevard in Lafayette, Louisiana. We expect this location to open early in 2027.
•In the first quarter of 2026, S&P Global Market Intelligence ranked the Bank 42nd of the top 50 best deposit franchises in 2025 for banks with assets between $3.0 and $10.0 billion.
•On April 6, 2026, Jim Nelson was appointed as Market President for the New Orleans market.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2025 to March 31, 2026
(in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,346,600	$3,350,910	(4,310)	(0.1%)
Interest-bearing deposits in other banks	$173,845	$187,707	(13,862)	(7.4%)
Securities available-for-sale, at fair value	$638,729	$647,310	(8,581)	(1.3%)
Securities held-to-maturity, at amortized cost	$120,609	$122,619	(2,010)	(1.6%)
Loans held for investment	$2,254,546	$2,248,669	5,877	0.3%
Total deposits	$2,945,935	$2,963,412	(17,477)	(0.6%)
Total stockholders’ equity	$373,326	$365,150	8,176	2.2%

	As of and for the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Net Income	$11,971	$11,415	$10,352

Per Common Share Data:
Earnings per share, basic	$1.82	$1.74	$1.53
Earnings per share, diluted	$1.81	$1.73	$1.52
Book value per share	$56.76	$55.52	$49.18
Tangible book value per share(1,2)	$56.53	$55.29	$48.95
Realized book value per share(1,3)	$63.70	$62.11	$57.49
Cash dividends per share	$0.25	$0.15	$0.12
Shares outstanding	6,577,186	6,576,609	6,777,657
Weighted average shares outstanding, basic	6,576,994	6,576,609	6,777,332
Weighted average shares outstanding, diluted	6,609,208	6,604,082	6,796,707

Summary Performance Ratios:
Return on average assets	1.44%	1.38%	1.32%
Return on average equity	12.95%	12.60%	12.85%
Net interest margin	3.47%	3.46%	3.17%
Net interest margin FTE(4)	3.51%	3.51%	3.22%
Efficiency ratio(5)	52.37%	54.99%	55.51%
Loans HFI to deposits ratio	76.53%	75.88%	74.84%
Noninterest-bearing deposits to deposits ratio	31.11%	30.84%	32.08%
Noninterest income to average assets	0.55%	0.60%	0.67%
Operating expense to average assets	2.08%	2.20%	2.12%

Summary Credit Quality Ratios:
NPAs to assets	0.13%	0.11%	0.16%
Nonperforming loans to loans HFI	0.18%	0.16%	0.24%
ACL to loans HFI	1.07%	1.04%	1.03%
Net charge-offs to average loans	0.00%	0.01%	0.02%

Capital Ratios:
Stockholders’ equity to assets	11.16%	10.90%	10.46%
Tangible common equity to tangible assets(1,6)	11.11%	10.86%	10.42%
Total risk-based capital to risk-weighted assets	18.51%	18.03%	18.25%
Tier I risk-based capital to risk-weighted assets	17.47%	17.02%	17.25%
Common equity Tier I capital to risk-weighted assets	17.47%	17.02%	17.25%
Tier I risk-based capital to average assets	12.26%	12.21%	12.01%
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

RESULTS OF OPERATIONS
Net income for the first quarter of 2026 was $12.0 million, or $1.81 diluted EPS, an increase of $556,000, or 4.9%, compared to $11.4 million, or $1.73 diluted EPS, for the fourth quarter of 2025. The increase in net income was due to a $1.0 million decrease in operating expenses and a $163,000 increase in net interest income, partially offset by a $416,000 decrease in noninterest income and a $192,000 increase in income tax expense. The return on assets for the first quarter of 2026 was 1.44%, compared to 1.38% for the fourth quarter of 2025. The return on equity was 12.95% for the first quarter of 2026, compared to 12.60% for the fourth quarter of 2025. Our efficiency ratio for the first quarter of 2026 was 52.37%, compared to 54.99% for the fourth quarter of 2025.
Net income for the three months ended March 31, 2026, was $12.0 million, or $1.81 diluted EPS, an increase of $1.6 million, or 15.6%, compared to $10.4 million, or $1.52 diluted EPS, for the three months ended March 31, 2025. The increase in net income was due to a $3.8 million increase in net interest income, partially offset by a $739,000 decrease in noninterest income, a $662,000 increase in operating expenses, a $474,000 increase in income tax expense, and a $300,000 increase in the provision for credit losses. The return on assets for the three months ended March 31, 2026, was 1.44%, compared to 1.32% for the three months ended March 31, 2025. The return on equity was 12.95% for the three months ended March 31, 2026, compared to 12.85% for the three months ended March 31, 2025. Our efficiency ratio for the three months ended March 31, 2026, was 52.37%, compared to 55.51% for the three months ended March 31, 2025.
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
In the first half of 2025, the target range for the federal funds rate was consistent at 4.25%-4.50%. In the second half of 2025, the FOMC decreased the federal funds rate by 25 bps in the third quarter and an additional 50 bps in the fourth quarter, reducing the target federal funds range to 3.50%-3.75%. The target range for the federal funds rate was unchanged in the first quarter of 2026. The average effective federal funds rate was 3.64% for the first quarter of 2026, compared to 3.90% for the fourth quarter of 2025, and 4.33% for the first quarter of 2025. Net interest income was slightly higher in the first quarter of 2026, compared to the prior quarter. Net interest margin FTE for the first quarter of 2026 was consistent with the previous quarter. Net interest income and net interest margin FTE increased in the first quarter of 2026 compared to the first quarter of 2025.
First Quarter of 2026 vs. Fourth Quarter of 2025
Net interest income for the first quarter of 2026 was $28.4 million, which was $163,000, or 0.6%, higher than the fourth quarter of 2025, due to a $217,000 decrease in interest expense, slightly offset by a $54,000 decrease in interest and dividend income. The decrease in interest expense was primarily due to our lowering of selected deposit rates. The decrease in interest and dividend income was driven by a $119,000 decrease in loan income, which was impacted by two less accrual days in the first quarter of 2026 compared to the prior quarter. Also contributing to this decrease was a $29,000 decrease in securities income, which was impacted by the repricing of variable rate securities as a result of the rate decreases in the fourth quarter of 2025. Income on short-term liquid assets increased $95,000 as a result of higher average balances in these assets, partially offset by the lower rate environment.
The net interest margin FTE was 3.51% for the first quarter of 2026, which was consistent with the prior quarter. The net interest margin FTE was impacted by a consistent yield on loans, a lower yield on short-term liquid assets and securities, and lower deposit costs. The average rate on new and renewed loans was 6.71% for the first quarter of 2026 and 6.72% for the prior quarter. The yield on short-term liquid assets decreased 23 bps due to the reduction of the target federal funds rate in December. The yield on securities decreased by 2 bps due to repricing of variable rate securities. The cost of deposits decreased 3 bps to 1.47%, compared to 1.50% for the previous quarter, which was driven by our lowering of selected deposit rates.
As of March 31, 2026, the target federal funds range was 3.50%-3.75%. The market’s expectation is that the federal funds range may remain consistent in 2026. During the remainder of 2026, we project $201.4 million of fixed rate loans at 5.87% to mature, which we expect to redeploy into loans with slightly higher rates. We have $463.8 million of floating rate loans at 6.16%, which we expect to remain at a consistent rate. Based on the current rate forecast, we expect the total loan yield to be slightly higher in the second quarter of 2026. We also expect to receive $90.9 million in securities cash flows at 3.66%, which we plan to redeploy into securities at higher yields. We project $515.0 million in time deposits at 3.50% to mature, which may reprice at slightly lower rates considering maturity volumes and renewal pricing. As of March 31, 2026, floating rate loans were 20.6% of loans HFI, and floating rate transaction deposits were 9.2% of interest-bearing transaction deposits. Depending on balance sheet activity and interest rate competition, we expect net interest income and net interest margin FTE to increase slightly in the second quarter of 2026.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2026 and December 31, 2025:

	For the Three Months Ended
	March 31, 2026			December 31, 2025
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,255,394	$31,545	5.60%	$2,214,161	$31,664	5.60%
Securities - taxable	629,550	4,872	3.10%	625,220	4,900	3.13%
Securities - tax-exempt	182,996	972	2.12%	183,911	973	2.12%
Interest-bearing deposits in other banks	191,843	1,737	3.62%	166,797	1,642	3.85%
Nonmarketable equity securities	2,409	19	3.10%	2,389	20	3.34%
Total interest-earning assets	3,262,192	$39,145	4.80%	3,192,478	$39,199	4.82%
Allowance for credit losses	(23,647)			(23,037)
Noninterest-earning assets	127,068			120,146
Total assets	$3,365,613			$3,289,587
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,440,118	$5,558	1.57%	$1,348,461	$5,527	1.63%
Time deposits	607,964	5,183	3.46%	608,448	5,431	3.54%
Total interest-bearing deposits	2,048,082	10,741	2.13%	1,956,909	10,958	2.22%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	2,048,082	$10,741	2.13%	1,956,909	$10,958	2.22%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	917,623			947,506
Accrued interest and other liabilities	24,986			25,770
Total noninterest-bearing liabilities	942,609			973,276
Stockholders’ equity	374,922			359,402
Total liabilities and stockholders’ equity	$3,365,613			$3,289,587
Net interest income		$28,404			$28,241
Net interest spread			2.67%			2.60%
Net interest margin			3.47%			3.46%
Net interest margin FTE(3)			3.51%			3.51%
Cost of deposits			1.47%			1.50%
Cost of funds			1.34%			1.36%
(1)Includes average outstanding balances of loans HFS of $2.7 million and $3.3 million for the three months ended March 31, 2026 and December 31, 2025, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
Net interest income for the three months ended March 31, 2026 was $28.4 million, which was $3.8 million, or 15.4%, higher than $24.6 million for the three months ended March 31, 2025. Net interest income increased due to a $3.3 million increase in interest and dividend income, combined with a $457,000 decrease in interest expense.
The increase in interest and dividend income for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, was due to higher interest income on loans and securities, partially offset by a decrease in interest income on short-term liquid assets. Loan income increased $3.3 million due to higher average loan balances, combined with higher rates on new and renewed loans compared to the existing portfolio yield. Securities income increased $988,000 primarily due to purchasing higher yielding securities, combined with higher average securities balances. Interest income on short-term liquid assets decreased $924,000 due to lower average balances on these assets, combined with the FOMC lowering the federal funds rate in 2025.

Net interest margin FTE increased 29 bps to 3.51% for the three months ended March 31, 2026, from 3.22% for the three months ended March 31, 2025, primarily due to higher yields on securities and loans, combined with lower deposit costs. These positive variances were partially offset by a 75 bp decrease to the yield on short-term liquid assets, due to the FOMC lowering the federal funds rate in 2025.
The yield on securities increased 29 bps mainly due to purchasing $145.3 million of securities in the last nine months of 2025 and an additional $24.7 million of securities in the first quarter of 2026, at favorable rates. The yield on loans increased 19 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The cost of deposits decreased 14 bps to 1.47% for the three months ended March 31, 2026, from 1.61% for the three months ended March 31, 2025, due to a 22 bp decrease in the rate on interest-bearing deposits. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits decreased 34 and 13 bps, respectively. These decreases occurred as we adjusted rates on selected transaction and time deposits during the second half of 2025 in response to the federal funds rate decreases by the FOMC.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026			March 31, 2025
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,255,394	$31,545	5.60%	$2,089,712	$28,270	5.41%
Securities - taxable	629,550	4,872	3.10%	559,752	3,871	2.77%
Securities - tax-exempt	182,996	972	2.12%	189,729	985	2.08%
Interest-bearing deposits in other banks	191,843	1,737	3.62%	243,751	2,661	4.37%
Nonmarketable equity securities	2,409	19	3.10%	2,330	21	3.56%
Total interest-earning assets	3,262,192	$39,145	4.80%	3,085,274	$35,808	4.64%
Allowance for credit losses	(23,647)			(21,789)
Noninterest-earning assets	127,068			107,295
Total assets	$3,365,613			$3,170,780
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,440,118	$5,558	1.57%	$1,341,885	$5,641	1.70%
Time deposits	607,964	5,183	3.46%	592,368	5,557	3.80%
Total interest-bearing deposits	2,048,082	10,741	2.13%	1,934,253	11,198	2.35%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	2,048,082	$10,741	2.13%	1,934,253	$11,198	2.35%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	917,623			884,484
Accrued interest and other liabilities	24,986			25,336
Total noninterest-bearing liabilities	942,609			909,820
Stockholders’ equity	374,922			326,707
Total liabilities and stockholders’ equity	$3,365,613			$3,170,780
Net interest income		$28,404			$24,610
Net interest spread			2.67%			2.29%
Net interest margin			3.47%			3.17%
Net interest margin FTE(3)			3.51%			3.22%
Cost of deposits			1.47%			1.61%
Cost of funds			1.34%			1.47%
(1)Includes average outstanding balances of loans HFS of $2.7 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.
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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2026 vs. December 31, 2025			March 31, 2026 vs. March 31, 2025
	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)
(in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$590	$(709)	$(119)	$2,242	$1,033	$3,275
Securities - taxable	34	(62)	(28)	483	518	1,001
Securities - tax-exempt	(5)	4	(1)	(35)	22	(13)
Interest-bearing deposits in other banks	247	(152)	95	(567)	(357)	(924)
Nonmarketable equity securities	—	(1)	(1)	1	(3)	(2)
Total interest-earning assets	$866	$(920)	$(54)	$2,124	$1,213	$3,337
Interest-bearing liabilities:
Interest-bearing transaction deposits	$376	$(345)	$31	$413	$(496)	$(83)
Time deposits	(4)	(244)	(248)	146	(520)	(374)
Total interest-bearing deposits	372	(589)	(217)	559	(1,016)	(457)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$372	$(589)	$(217)	$559	$(1,016)	$(457)
Increase (decrease) in net interest income	$494	$(331)	$163	$1,565	$2,229	$3,794
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	Increase (Decrease)
Provision for credit losses	$750	$750	$—	—%
The provision for credit losses for the first quarter of 2026 was $750,000 for loans, which was consistent with the prior quarter. The provision for credit losses in the first quarter of 2026 was due to continued loan growth, lingering impacts related to inflation and tariffs, geopolitical uncertainty, and greater uncertainty with future labor market trends. The provision in the fourth quarter of 2025 was primarily driven by loan growth, lingering impacts related to inflation and tariffs, and greater uncertainty with future unemployment. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025	Increase (Decrease)
Provision for credit losses	$750	$450	$300	66.7%

The provision for credit losses for the first quarter of 2026 was $750,000 for loans, which was $300,000 higher than the provision for credit losses of $450,000 for the first quarter of 2025. The increase in the first quarter of 2026 was due to continued loan growth, lingering impacts related to inflation and tariffs, geopolitical uncertainty, and greater uncertainty with future labor market trends. The provision in the first quarter of 2025 was related to loan growth, combined with uncertainty regarding tariffs and trade.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
First Quarter of 2026 vs. Fourth Quarter of 2025
Noninterest income decreased $416,000 to $4.5 million for the first quarter of 2026, compared to $4.9 million for the fourth quarter of 2025. The decrease in noninterest income was mainly due to lower brokerage income and other income, partially offset by higher SBIC income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,395	$1,430	$(35)	(2.4%)
Debit card income, net	916	898	18	2.0%
Mortgage loan income	605	649	(44)	(6.8%)
Brokerage income	939	1,287	(348)	(27.0%)
Loan and deposit income	498	454	44	9.7%
Bank-owned life insurance income	221	226	(5)	(2.2%)
Gain (Loss) on equity securities	(19)	13	(32)	(246.2%)
SBIC income (loss)	(105)	(197)	92	46.7%
Other income (loss)	83	189	(106)	(56.1%)
Total noninterest income	$4,533	$4,949	$(416)	(8.4%)
Brokerage income decreased $348,000 to $939,000 for the first quarter of 2026, compared to the prior quarter. The lower income in the first quarter of 2026 was due to decreased investing activity by clients. Assets under management were $1.35 billion as of March 31, 2026, and $1.33 billion as of December 31, 2025.
Other income decreased $106,000 to $83,000 for the first quarter of 2026, compared to the prior quarter. We participate as a member in JAM FINTOP. The fourth quarter of 2025 included $127,000 of nonrecurring JAM FINTOP partnership income, following the sale of an investment and subsequent distribution. Similar income was not recognized in the first quarter of 2026.
The SBIC partnerships reported a loss of $105,000 in the first quarter of 2026, compared to a loss of $197,000 in the previous quarter. These losses were mainly due to fund value adjustments as an SBIC fund continues its wind-down phase. We expect SBIC income to fluctuate in future quarters.
Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
Noninterest income decreased $739,000 to $4.5 million for the three months ended March 31, 2026, compared to $5.3 million for the three months ended March 31, 2025. The decrease in noninterest income was mainly due to lower brokerage income and SBIC income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,395	$1,383	$12	0.9%
Debit card income, net	916	992	(76)	(7.7%)
Mortgage loan income	605	530	75	14.2%
Brokerage income	939	1,325	(386)	(29.1%)
Loan and deposit income	498	459	39	8.5%
Bank-owned life insurance income	221	213	8	3.8%
Gain (Loss) on equity securities	(19)	44	(63)	(143.2%)
SBIC income (loss)	(105)	280	(385)	(137.5%)
Other income (loss)	83	46	37	80.4%
Total noninterest income	$4,533	$5,272	$(739)	(14.0%)
Brokerage income decreased $386,000 to $939,000 for the three months ended March 31, 2026, compared to the same period prior year, mainly due to decreased investing activity by clients. Also, the first quarter of 2025 included $107,000 in incentive income related to a prior year investment group broker-dealer partner conversion. Assets under management were $1.35 billion and $1.14 billion as of March 31, 2026 and 2025, respectively.
SBIC partnerships reported a loss of $105,000 for the three months ended March 31, 2026, compared to $280,000 of income for the same period prior year. This variance was mainly due to fund value adjustments as an SBIC fund entered its wind-down phase in mid-2025.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
First Quarter of 2026 vs. Fourth Quarter of 2025
Operating expenses decreased $1.0 million to $17.3 million for the first quarter of 2026, compared to $18.3 million for the fourth quarter of 2025. The decrease in operating expenses was mainly due to lower personnel expenses, data processing expense, loan and deposit expenses, and other taxes.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,517	$10,954	$(437)	(4.0%)
Non-staff expenses:
Occupancy and equipment expenses	1,884	1,749	135	7.7%
Technology expenses	863	893	(30)	(3.4%)
Advertising	328	324	4	1.2%
Other business development expenses	550	584	(34)	(5.8%)
Data processing expense	377	713	(336)	(47.1%)
Other taxes	560	583	(23)	(3.9%)
Loan and deposit expenses	103	315	(212)	(67.3%)
Legal and professional expenses	529	550	(21)	(3.8%)
Regulatory assessment expenses	417	439	(22)	(5.0%)
Other operating expenses	1,122	1,147	(25)	(2.2%)
Total operating expenses	$17,250	$18,251	$(1,001)	(5.5%)

Personnel expenses decreased $437,000 to $10.5 million for the first quarter of 2026, compared to the prior quarter. This decrease was primarily due to lower personnel-related accruals and lower revenue-based commissions. We had 375 total employees as of March 31, 2026 and December 31, 2025.
Data processing expense decreased $336,000 to $377,000 for first quarter of 2026, compared to the prior quarter. This decrease was mainly attributable to receipt of a $389,000 periodic refund from our data processing center in the first quarter of 2026.
Loan and deposit expenses decreased $212,000 to $103,000 for the first quarter of 2026, compared to the prior quarter. This decrease was primarily attributable to receipt of a $201,000 negotiated, variable rebate from a vendor in the first quarter of 2026.
Other taxes decreased $23,000 to $560,000 for the first quarter of 2026, compared to the prior quarter. In 2025, Louisiana corporate income tax rates were lowered. In order for financial institutions to be included in this benefit, the State of Louisiana bank stock tax calculation was adjusted effective 2026, which resulted in other taxes being lower in the first quarter of 2026.
Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
Operating expenses increased $662,000 to $17.3 million for the three months ended March 31, 2026, compared to $16.6 million for the three months ended March 31, 2025. The increase in operating expenses was mainly due to higher personnel expenses and data processing expense, partially offset by lower other taxes.
The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,517	$10,023	$494	4.9%
Non-staff expenses:
Occupancy and equipment expenses	1,884	1,794	90	5.0%
Technology expenses	863	835	28	3.4%
Advertising	328	333	(5)	(1.5%)
Other business development expenses	550	558	(8)	(1.4%)
Data processing expense	377	288	89	30.9%
Other taxes	560	612	(52)	(8.5%)
Loan and deposit expenses	103	62	41	66.1%
Legal and professional expenses	529	632	(103)	(16.3%)
Regulatory assessment expenses	417	391	26	6.6%
Other operating expenses	1,122	1,060	62	5.8%
Total operating expenses	$17,250	$16,588	$662	4.0%
Personnel expenses increased $494,000 to $10.5 million for the three months ended March 31, 2026, compared to the same period prior year. This increase was primarily due to annual raises effective April 2025 and higher personnel-related accruals in the first quarter of 2026. As of March 31, 2026 and 2025, we had 375 total employees.
Data processing expense increased $89,000 to $377,000 for the three months ended March 31, 2026, compared to the same period prior year. The first quarter of 2026 included receipt of a $389,000 periodic refund from our data processing center compared to a $447,000 similar refund in the same period prior year. The first quarter of 2026 also included a full period of expenses related to online banking, mobile banking, and bill payment system upgrades completed in 2025.
Other taxes decreased $52,000 to $560,000 for the three months ended March 31, 2026, compared to the same period prior year. In 2025, Louisiana corporate income tax rates were lowered. In order for financial institutions to be included in this benefit, the State of Louisiana bank stock tax calculation was adjusted effective 2026, which resulted in other taxes being lower in the first quarter of 2026.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	Increase (Decrease)
Income tax expense	$2,966	$2,774	$192	6.9%
For the quarters ended March 31, 2026 and December 31, 2025, income tax expense totaled $3.0 million and $2.8 million, respectively. The increase in income tax expense was due to the increase in pre-tax income. Our effective income tax rates for the quarters ended March 31, 2026 and December 31, 2025, were 19.9% and 19.6%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025	Increase (Decrease)
Income tax expense	$2,966	$2,492	$474	19.0%
For the three months ended March 31, 2026 and 2025, income tax expense totaled $3.0 million and $2.5 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the three months ended March 31, 2026 and 2025, were 19.9% and 19.4%, respectively.
FINANCIAL CONDITION
As of March 31, 2026, total assets were $3.35 billion, which was consistent with December 31, 2025. Cash and cash equivalents decreased $2.9 million, or 1.3%, to $210.5 million and were 6.3% of assets as of March 31, 2026. Total securities decreased $10.6 million, or 1.4%, to $762.4 million and were 22.8% of assets as of March 31, 2026. Loans HFI increased $5.9 million, or 0.3%, to $2.25 billion as of March 31, 2026. Total deposits decreased $17.5 million, or 0.6%, to $2.95 billion as of March 31, 2026, from $2.96 billion as of December 31, 2025. As of March 31, 2026, and December 31, 2025, we had no borrowings. Stockholders’ equity increased $8.2 million during the first three months of 2026 to $373.3 million as of March 31, 2026. As of March 31, 2026, the loans HFI to deposits ratio was 76.53%, compared to 75.88% as of December 31, 2025, and the noninterest-bearing deposits to total deposits ratio was 31.11%, compared to 30.84% as of December 31, 2025.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of March 31, 2026. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of March 31, 2026, interest-bearing deposits in other banks were $173.8 million and 5.2% of assets, a decrease of $13.9 million, or 7.4%, compared to $187.7 million and 5.6% of assets as of December 31, 2025. This decrease was due to a reduction in customer deposit balances and the funding of loans during the first quarter of 2026.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of March 31, 2026, our total securities portfolio was 22.8% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $759.3 million as of March 31, 2026, a decrease of $10.6 million, or 1.4%, from $769.9 million as of December 31, 2025.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of March 31, 2026, the estimated fair value of securities AFS was $638.7 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS increased $3.2 million for the three months ended

March 31, 2026, resulting in a net unrealized loss of $46.4 million as of March 31, 2026, compared to a net unrealized loss of $43.2 million as of December 31, 2025.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of March 31, 2026, the amortized cost of securities HTM was $120.6 million. Securities HTM had an unrealized loss of $18.7 million as of March 31, 2026, compared to an unrealized loss of $18.2 million as of December 31, 2025.
Investment activity for the three months ended March 31, 2026, included $32.1 million in maturities, principal repayments, and calls, partially offset by $24.7 million of securities purchased. There were no sales of securities AFS, and there were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 3.00% for the three months ended March 31, 2026, compared to 2.73% for the three months ended March 31, 2025. The increase in yield was primarily due to reinvesting lower yielding securities cash flows received between March 31, 2025 and March 31, 2026, as well as other liquid funds, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of March 31, 2026 and December 31, 2025, the average life of our securities portfolio was 6.1 years with an estimated effective duration of 4.2 years.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of March 31, 2026, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$427,107	$1,147	$(18,742)	$409,512
Municipal bonds	195,139	2	(27,752)	167,389
U.S. agency securities	62,887	36	(1,095)	61,828
Total Securities AFS	$685,133	$1,185	$(47,589)	$638,729

Securities HTM:
Mortgage-backed securities	$119,664	$—	$(18,628)	$101,036
U.S. agency securities	945	—	(64)	881
Total Securities HTM	$120,609	$—	$(18,692)	$101,917

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371
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

	Contractual Maturity as of March 31, 2026
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$213	3.70%	$10,453	3.46%	$47,305	1.94%	$351,541	3.73%	$409,512	3.51%
Municipal bonds	2,791	1.93%	10,653	2.36%	45,689	2.22%	108,256	2.11%	167,389	2.15%
U.S. agency securities	1,097	3.52%	4,097	2.77%	37,679	3.94%	18,955	3.59%	61,828	3.75%
Total Securities AFS	$4,101	2.45%	$25,203	2.88%	$130,673	2.59%	$478,752	3.32%	$638,729	3.15%
(1)Tax equivalent projected book yield as of March 31, 2026.

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

	Contractual Maturity as of March 31, 2026
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$119,664	2.41%	$119,664	2.41%
U.S. agency securities	—	—%	945	2.61%	—	—%	—	—%	945	2.61%
Total Securities HTM	$—	—%	$945	2.61%	$—	—%	$119,664	2.41%	$120,609	2.41%
(1)Tax equivalent projected book yield as of March 31, 2026.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of March 31, 2026, equity securities had a fair value of $3.0 million with a recognized loss of $19,000 for the three months ended March 31, 2026. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of March 31, 2026 and December 31, 2025, loans HFI were $2.25 billion, an increase of $5.9 million, or 0.3%. During the three months ended March 31, 2026, new loan originations and construction commitment fundings were offset by payments and payoffs. As of March 31, 2026, we had $111.8 million of unfunded construction loan commitments, which we expect to fund over time.
Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	March 31, 2026		December 31, 2025		Change from December 31, 2025 to March 31, 2026
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$910,965	40.4%	$920,294	40.9%	$(9,329)	(1.0%)
One-to-four family residential	632,554	28.1%	628,762	28.0%	3,792	0.6%
Construction and development	240,686	10.7%	221,214	9.8%	19,472	8.8%
Commercial and industrial	391,611	17.4%	392,824	17.5%	(1,213)	(0.3%)
Tax-exempt	52,779	2.3%	57,541	2.6%	(4,762)	(8.3%)
Consumer	25,951	1.1%	28,034	1.2%	(2,083)	(7.4%)
Total loans HFI	$2,254,546	100.0%	$2,248,669	100.0%	$5,877	0.3%
Total loans HFS	$3,951		$3,148		$803	25.5%
Average loan HFI size, excluding credit cards	$278		$274		$4	1.5%
CRE loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $52.1 million, or 2.3% of loans HFI, as of March 31, 2026, and $54.3 million, or 2.4% of loans HFI, as of December 31, 2025. The properties are primarily centered in low-rise suburban areas. As of March 31, 2026 and December 31, 2025, the average CRE loan size was $987,000 and $1.0 million, respectively.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of March 31, 2026, health care loans were $204.3 million, or 9.1% of loans HFI, compared to $194.3 million, or 8.6% of loans HFI, as of December 31, 2025. The average health care loan size was $436,000 as of March 31, 2026 and $414,000 as of December 31, 2025. Within the health care sector, loans to nursing and residential care facilities were 4.4% of loans HFI as of March 31, 2026, and 4.6% as of December 31, 2025. Loans to physician and dental practices were 3.9% of loans HFI as of March 31, 2026, and 3.5% as of December 31, 2025.
Energy loans were 1.4% of loans HFI as of March 31, 2026, and 1.2% as of December 31, 2025.
Geographic Markets
As of March 31, 2026, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	March 31, 2026
(dollars in thousands)	Amount	Percent
Central	$606,345	26.9%
Capital	595,566	26.4%
Northwest	339,368	15.1%
New Orleans	232,747	10.3%
Southwest	182,357	8.1%
Northshore	158,943	7.0%
Acadiana	139,220	6.2%
Total loans HFI	$2,254,546	100.0%
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
NPAs totaled $4.3 million as of March 31, 2026, an increase of $728,000, or 20.6%, from December 31, 2025, primarily due to an increase in nonaccrual loans and other real estate owned, partially offset by a decrease in past due loans. The ratio of NPAs to assets was 0.13% and 0.11% as of March 31, 2026 and December 31, 2025, respectively.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonperforming loans:
Nonaccrual loans	$4,033	$3,281
Accruing loans 90 or more days past due	26	219
Total nonperforming loans	4,059	3,500
Foreclosed assets:
Real estate	205	36
Total foreclosed assets	205	36
Total NPAs	$4,264	$3,536

Nonaccrual loans to loans HFI	0.18%	0.15%
Nonperforming loans to loans HFI	0.18%	0.16%
NPAs to assets	0.13%	0.11%

Nonaccrual loans are summarized below by category:

(in thousands)	March 31, 2026	December 31, 2025
Real estate:
Commercial real estate	$837	$—
One-to-four family residential	2,059	2,017
Construction and development	1,055	1,189
Commercial and industrial	82	19
Tax-exempt	—	—
Consumer	—	56
Total nonaccrual loans	$4,033	$3,281
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.
The following table summarizes loans HFI by risk rating:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,220,622	98.5%	$2,232,362	99.3%
Special Mention	22,451	1.0%	4,689	0.2%
Substandard	11,473	0.5%	11,618	0.5%
Total loans HFI	$2,254,546	100.0%	$2,248,669	100.0%
There were no loans as of March 31, 2026 or December 31, 2025, classified as doubtful or loss.
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
As of March 31, 2026, the ACL was $24.1 million, or 1.07% of loans HFI. As of December 31, 2025, the ACL totaled $23.4 million, or 1.04% of loans HFI. The $652,000 increase in the ACL for the three months ended March 31, 2026, was due to $750,000 from the provision for credit losses on loans, partially offset by $98,000 of net charge-offs.
The provision for credit losses on loans for the three months ended March 31, 2026, was $750,000, an increase of $300,000, or 66.7%, from $450,000 for the three months ended March 31, 2025. The increase in the first quarter of 2026 was due to continued loan growth, lingering impacts related to inflation and tariffs, geopolitical uncertainty, and greater uncertainty with future labor market trends. The provision in the first quarter of 2025 was related to loan growth, combined with uncertainty regarding tariffs and trade. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The following table displays activity in the ACL for March 31, 2026, and March 31, 2025:

	As of and For the Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Loans HFI	$2,254,546	$2,114,742
Nonaccrual loans	$4,033	$2,625
Average loans	$2,255,394	$2,089,712

Allowance at beginning of period	$23,399	$21,731
Provision for credit losses	750	450
Charge-offs:
Real estate:
One-to-four family residential	(52)	(22)
Construction and development	—	(250)
Commercial and industrial	(23)	(39)
Consumer	(92)	(76)
Total charge-offs	(167)	(387)
Recoveries:
Real estate:
One-to-four family residential	—	3
Commercial and industrial	41	7
Consumer	28	31
Total recoveries	69	41
Net (charge-offs)/recoveries	(98)	(346)
Allowance at end of period	$24,051	$21,835

ACL to loans HFI	1.07%	1.03%
ACL to nonaccrual loans	596.36%	831.81%
Net charge-offs to average loans	0.00%	0.02%
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
Total deposits decreased $17.5 million, or 0.6%, to $2.95 billion as of March 31, 2026, from $2.96 billion as of December 31, 2025. This decrease was primarily a result of the seasonal outflow of funds from public entity customers exceeding increased commercial deposits. Noninterest-bearing deposits increased by $2.5 million, or 0.3%, to $916.4 million as of March 31, 2026. Noninterest-bearing deposits as a percentage of total deposits were 31.11% as of March 31, 2026, compared to 30.84% as of December 31, 2025. Interest-bearing deposits decreased by $20.0 million, or 1.0%, to $2.03 billion as of March 31, 2026.

The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of March 31, 2026 and December 31, 2025, the average deposit account size was approximately $29,000.
The following table presents our deposits by account type as of the dates indicated:

	March 31, 2026		December 31, 2025		Change from December 31, 2025 to March 31, 2026
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$916,413	31.1%	$913,868	30.8%	$2,545	0.3%
Interest-bearing deposits:
Interest-bearing demand deposits	189,993	6.4%	198,724	6.7%	(8,731)	(4.4%)
NOW accounts	465,146	15.8%	490,376	16.5%	(25,230)	(5.1%)
Money market accounts	590,107	20.0%	580,949	19.6%	9,158	1.6%
Savings accounts	174,393	5.9%	168,889	5.7%	5,504	3.3%
Time deposits less than or equal to $250,000	405,281	13.8%	407,539	13.8%	(2,258)	(0.6%)
Time deposits greater than $250,000	204,602	7.0%	203,067	6.9%	1,535	0.8%
Total interest-bearing deposits	2,029,522	68.9%	2,049,544	69.2%	(20,022)	(1.0%)
Total deposits	$2,945,935	100.0%	$2,963,412	100.0%	$(17,477)	(0.6%)
The following table presents deposits by customer type as of the dates indicated:

	March 31, 2026		December 31, 2025		Change from December 31, 2025 to March 31, 2026
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,409,126	47.8%	$1,397,775	47.2%	$11,351	0.8%
Commercial	1,296,580	44.0%	1,270,069	42.8%	26,511	2.1%
Public	240,229	8.2%	295,568	10.0%	(55,339)	(18.7%)
Total deposits	$2,945,935	100.0%	$2,963,412	100.0%	$(17,477)	(0.6%)
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
Our average deposit balance was $2.97 billion for the three months ended March 31, 2026, an increase of $61.3 million, or 2.1%, from $2.90 billion for the three months ended December 31, 2025. The average cost of interest-bearing deposits and total deposits for the first quarter of 2026 was 2.13% and 1.47%, respectively, compared to 2.22% and 1.50%, respectively, for the prior quarter. The decrease in the average cost of interest-bearing deposits and total deposits in the first quarter of 2026, as compared to the prior quarter, was primarily due to lowering selected deposit rates in conjunction with the FOMC lowering rates in the fourth quarter of 2025. Also, as of March 31, 2026, 9.2% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	March 31, 2026		December 31, 2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$917,623	0.00%	$947,506	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	207,149	2.60%	177,896	2.72%
NOW accounts	478,501	1.19%	424,702	1.25%
Money market accounts	583,990	1.92%	579,836	1.99%
Savings accounts	170,478	0.15%	166,027	0.15%
Time deposits	607,964	3.46%	608,448	3.54%
Total interest-bearing deposits	2,048,082	2.13%	1,956,909	2.22%
Total average deposits	$2,965,705	1.47%	$2,904,415	1.50%
As of March 31, 2026, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $927.9 million, or 31.5% of total deposits, compared to $955.9 million, or 32.3% of total deposits, as of December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of March 31, 2026, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $752.5 million, or 25.5% of total deposits, compared to $722.0 million, or 24.4% of total deposits, as of December 31, 2025. As of March 31, 2026, our cash and cash equivalents of $210.5 million, combined with our available borrowing capacity of $1.77 billion, equaled 213.3% of our estimated uninsured deposits and 263.1% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	March 31, 2026
Three months or less	$31,152
Over three months through six months	44,290
Over six months through 12 months	24,216
Over 12 months	3,694
Total	$103,352
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is secured by a blanket lien on selected Red River Bank loans that meet FHLB collateral requirements. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by pledged securities and eligible Red River Bank loans that are not pledged to the FHLB. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of March 31, 2026, was $373.3 million, compared to $365.2 million as of December 31, 2025. The $8.2 million, or 2.2%, increase in stockholders’ equity was attributable to $12.0 million of net income for the three months ended March 31, 2026, and $160,000 of stock compensation, partially offset by a $2.3 million, net of tax, market adjustment to AOCI related to securities and $1.6 million in cash dividends.
In 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of March 31, 2026, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $11.4 million, of which $9.0 million, net of tax, was included in AOCI.

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
For the three months ended March 31, 2026, we did not repurchase any shares of our common stock under the stock repurchase program. As of March 31, 2026, we had $10.0 million available for repurchasing our common stock under the 2026 stock repurchase program.
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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of March 31, 2026, we had sufficient liquid assets available and $1.77 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2026, and the year ended December 31, 2025, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $126.0 million, or 4.4%, for the first quarter of 2026, compared to the average deposits for the twelve months ended December 31, 2025. The increase in average total deposits was primarily a result of higher balances in customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers. Our average total loans increased $110.2 million, or 5.1%, for the first quarter of 2026, compared to average total loans for the twelve months ended December 31, 2025. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.

As of March 31, 2026, liquid assets were $210.5 million, compared to $213.4 million as of December 31, 2025. The decrease of $2.9 million, or 1.3%, was primarily due to the reduction in customer deposit accounts and the funding of loans, partially offset by the net cash flow from securities during the quarter. The liquid assets to assets ratio was 6.29% as of March 31, 2026, compared to 6.37% as of December 31, 2025.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of March 31, 2026. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of March 31, 2026, we project receipt of approximately $90.9 million of principal repayments and maturities through December 31, 2026. As of March 31, 2026, approximately $525.6 million, or 70.8%, of the fair value of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.

We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of March 31, 2026 and December 31, 2025, our net borrowing capacity from the FHLB was $1.02 billion and $906.6 million, respectively. There were no outstanding borrowings from the FHLB as of March 31, 2026 and December 31, 2025.
Another borrowing source is the Federal Reserve Bank’s Discount Window. The Bank has pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, the Bank has been approved for the BIC program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of March 31, 2026, we had a total borrowing capacity of $121.7 million, including $82.4 million through the BIC program, compared to a total borrowing capacity of $125.5 million, including $85.1 million through the BIC program as of December 31, 2025. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of March 31, 2026 and December 31, 2025.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $100.0 million in federal funds as of March 31, 2026, and December 31, 2025. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We had no outstanding balances from these sources as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, we had $541.0 million in unfunded loan commitments and $14.7 million in commitments associated with outstanding standby letters of credit. As of December 31, 2025, we had $545.7 million in unfunded loan commitments and $14.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
We are party to various investment commitments in the normal course of business. Our exposure is represented by the contractual amount of these commitments.
In 2014, we committed to an investment into an SBIC limited partnership. As of March 31, 2026, there was a $226,000 outstanding commitment to this partnership. In 2025, this fund began its wind-down phase.
In 2020, we committed to a second investment into an SBIC limited partnership. As of March 31, 2026, there was a $1.9 million outstanding commitment to this partnership.
In 2021, we committed to an investment into JAM FINTOP, a bank technology limited partnership. As of March 31, 2026, there was a $277,000 outstanding commitment to this partnership.
On September 26, 2025, we committed to a third investment into an SBIC limited partnership. As of March 31, 2026, there was a $2.4 million outstanding commitment to this partnership.
Construction Commitments
The Company has two committed construction agreements to construct a new lending headquarters building in the Northwest market and a new banking center in the Acadiana market. There was approximately $2.7 million remaining on these commitments as of March 31, 2026.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.52% as of March 31, 2026.
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

	March 31, 2026		December 31, 2025
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	5.2%	0.7%	5.3%	1.0%
+200	3.6%	1.2%	3.7%	1.5%
+100	1.9%	1.1%	2.0%	1.4%
Base	—%	—%	—%	—%
-100	(2.2%)	(2.1%)	(2.3%)	(2.1%)
-200	(5.2%)	(7.0%)	(5.1%)	(7.5%)
-300	(8.3%)	(14.4%)	(8.1%)	(16.0%)

The results above, as of March 31, 2026 and December 31, 2025, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of March 31, 2026, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of March 31, 2026, floating rate loans were 20.6% of loans HFI, and floating rate transaction deposits were 9.2% of interest-bearing transaction deposits.
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
Management and the board of directors review total tangible common equity, total realized common equity, total tangible assets, tangible book value per share, realized book value per share, and tangible common equity to tangible assets as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner we calculate the non-GAAP financial measures that are discussed in this Report may differ from that of other companies’ reporting measures with similar names. It is important to understand how such other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this Report when comparing such non-GAAP financial measures.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of March 31, 2026, total intangible assets were $1.5 million, which is less than 1.0% of total assets.
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

(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Tangible common equity
Total stockholders’ equity	$373,326	$365,150	$333,316
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible common equity (non-GAAP)	$371,780	$363,604	$331,770
Realized common equity
Total stockholders’ equity	$373,326	$365,150	$333,316
Adjustments:
Accumulated other comprehensive (income) loss	45,652	43,341	56,358
Total realized common equity (non-GAAP)	$418,978	$408,491	$389,674
Common shares outstanding	6,577,186	6,576,609	6,777,657
Book value per share	$56.76	$55.52	$49.18
Tangible book value per share (non-GAAP)	$56.53	$55.29	$48.95
Realized book value per share (non-GAAP)	$63.70	$62.11	$57.49

Tangible assets
Total assets	$3,346,600	$3,350,910	$3,186,432
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Total tangible assets (non-GAAP)	$3,345,054	$3,349,364	$3,184,886
Total stockholders’ equity to assets	11.16%	10.90%	10.46%
Tangible common equity to tangible assets (non-GAAP)	11.11%	10.86%	10.42%
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
There were no other material changes or developments during the reporting period with respect to methodologies that we use when developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For details on the significant accounting principles and practices we follow, see “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies” in this Report and “Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025.
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies - Recent Accounting Pronouncements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of March 31, 2026, is included herein under “Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our purchases of shares of common stock made during the quarter are summarized in the table below:

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
January 1 - January 31, 2026	—	$—	—	$10,000
February 1 - February 28, 2026	—	$—	—	$10,000
March 1 - March 31, 2026	—	$—	—	$10,000
Total	—	$—	—	$10,000
(1)Average price paid per share includes the commission expense, if any, paid on the share repurchases, but excludes the excise tax recorded on the share repurchases.
(2)On December 18, 2025, we announced that our board of directors approved the renewal and increase of the 2025 stock repurchase program. The renewed and increased 2026 stock repurchase program has similar terms to the 2025 stock repurchase program and authorizes us to purchase up to $10.0 million of our outstanding shares of common stock from January 1, 2026 through December 31, 2026. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.
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

10.1	Amendment No. 1 to Change in Control Agreement between Red River Bancshares, Inc. and Bryon C. Salazar*+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: May 8, 2026	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)