Form 10-Q
period 2026-06-30
RED RIVER BANCSHARES INC
filed 2026-08-07
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, the registrant had 6,584,106 shares of common stock, no par value, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$33,327	$25,685
Interest-bearing deposits in other banks	162,069	187,707
Total Cash and Cash Equivalents	195,396	213,392
Securities available-for-sale, at fair value (amortized cost of $662,512 and $690,485, respectively)	617,016	647,310
Securities held-to-maturity, at amortized cost (fair value of $99,157 and $104,371, respectively)	118,356	122,619
Equity securities, at fair value	3,000	3,031
Nonmarketable equity securities	2,442	2,407
Loans held for sale	2,512	3,148
Loans held for investment	2,263,980	2,248,669
Less: Allowance for credit losses	(24,771)	(23,399)
Loans held for investment, net	2,239,209	2,225,270
Premises and equipment, net	60,136	59,270
Accrued interest receivable	10,317	11,131
Bank-owned life insurance	31,724	31,267
Intangible assets	1,546	1,546
Right-of-use assets	1,326	1,487
Other assets	28,345	29,032
Total Assets	$3,311,325	$3,350,910
LIABILITIES
Noninterest-bearing deposits	$910,457	$913,868
Interest-bearing deposits	1,994,610	2,049,544
Total Deposits	2,905,067	2,963,412
Accrued interest payable	6,349	6,128
Lease liabilities	1,383	1,544
Accrued expenses and other liabilities	13,975	14,676
Total Liabilities	2,926,774	2,985,760
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,584,696 and 6,576,609 shares, respectively	27,591	27,543
Additional paid-in capital	3,473	3,217
Retained earnings	398,175	377,731
Accumulated other comprehensive income (loss)	(44,688)	(43,341)
Total Stockholders’ Equity	384,551	365,150
Total Liabilities and Stockholders’ Equity	$3,311,325	$3,350,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$32,234	$29,500	$63,779	$57,771
Interest on securities	5,778	5,148	11,622	10,003
Interest on deposits in other banks	1,294	2,063	3,031	4,724
Dividends on stock	17	19	36	40
Total Interest and Dividend Income	39,323	36,730	78,468	72,538
INTEREST EXPENSE
Interest on deposits	10,356	10,911	21,097	22,109
Total Interest Expense	10,356	10,911	21,097	22,109
Net Interest Income	28,967	25,819	57,371	50,429
Provision for credit losses	750	450	1,500	900
Net Interest Income After Provision for Credit Losses	28,217	25,369	55,871	49,529
NONINTEREST INCOME
Service charges on deposit accounts	1,388	1,337	2,783	2,719
Debit card income, net	1,067	1,081	1,983	2,074
Mortgage loan income	928	567	1,533	1,097
Brokerage income	874	989	1,812	2,314
Loan and deposit income	521	418	1,019	877
Bank-owned life insurance income	236	224	457	437
Gain (Loss) on equity securities	(13)	9	(31)	53
Gain (Loss) on sale and call of securities	(22)	—	(22)	—
SBIC income (loss)	(291)	47	(395)	327
Other income (loss)	50	46	132	92
Total Noninterest Income	4,738	4,718	9,271	9,990
OPERATING EXPENSES
Personnel expenses	10,711	10,216	21,228	20,239
Occupancy and equipment expenses	1,935	1,753	3,819	3,548
Technology expenses	955	821	1,818	1,655
Advertising	324	286	652	619
Other business development expenses	641	455	1,190	1,013
Data processing expense	758	721	1,135	1,009
Other taxes	553	609	1,113	1,221
Loan and deposit expenses	242	398	345	460
Legal and professional expenses	604	612	1,133	1,244
Regulatory assessment expenses	409	388	825	779
Other operating expenses	1,154	1,108	2,278	2,168
Total Operating Expenses	18,286	17,367	35,536	33,955
Income Before Income Tax Expense	14,669	12,720	29,606	25,564
Income tax expense	2,906	2,524	5,872	5,016
Net Income	$11,763	$10,196	$23,734	$20,548
EARNINGS PER SHARE
Basic	$1.79	$1.51	$3.61	$3.04
Diluted	$1.78	$1.51	$3.59	$3.03
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$11,763	$10,196	$23,734	$20,548
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	886	(2,444)	(2,343)	2,151
Tax effect	(187)	513	492	(451)
(Gain) Loss on sale and call of securities included in net income	22	—	22	—
Tax effect	(5)	—	(5)	—
Change in unrealized net loss on securities transferred to held-to-maturity	314	333	616	660
Tax effect	(66)	(70)	(129)	(139)
Total other comprehensive income (loss)	964	(1,668)	(1,347)	2,221
Comprehensive Income (Loss)	$12,727	$8,528	$22,387	$22,769
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739
Net income	—	—	—	10,352	—	10,352
Stock incentive plan	—	—	94	—	—	94
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	994	55	—	—	—	55
Cash dividend - $0.12 per share	—	—	—	(813)	—	(813)
Other comprehensive income (loss)	—	—	—	—	3,889	3,889
Balance as of March 31, 2025	6,777,657	$38,710	$2,871	$348,093	$(56,358)	$333,316
Net income	—	—	—	10,196	—	10,196
Stock incentive plan	—	—	121	—	—	121
Forfeiture of restricted shares of common stock	(400)	—	—	—	—	—
Issuance of restricted shares of common stock through stock incentive plan	11,100	—	—	—	—	—
Repurchase of common stock, including excise tax	(111,748)	(5,814)	—	—	—	(5,814)
Cash dividend - $0.12 per share	—	—	—	(801)	—	(801)
Other comprehensive income (loss)	—	—	—	—	(1,668)	(1,668)
Balance as of June 30, 2025	6,676,609	$32,896	$2,992	$357,488	$(58,026)	$335,350

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2025	6,576,609	$27,543	$3,217	$377,731	$(43,341)	$365,150
Net income	—	—	—	11,971	—	11,971
Stock incentive plan	—	—	112	—	—	112
Issuance of shares of common stock as board compensation	577	48	—	—	—	48
Cash dividend - $0.25 per share	—	—	—	(1,644)	—	(1,644)
Other comprehensive income (loss)	—	—	—	—	(2,311)	(2,311)
Balance as of March 31, 2026	6,577,186	$27,591	$3,329	$388,058	$(45,652)	$373,326
Net income	—	—	—	11,763	—	11,763
Stock incentive plan	—	—	144	—	—	144
Forfeiture of restricted shares of common stock	(1,640)	—	—	—	—	—
Issuance of restricted shares of common stock through stock incentive plan	9,150	—	—	—	—	—
Cash dividend - $0.25 per share	—	—	—	(1,646)	—	(1,646)
Other comprehensive income (loss)	—	—	—	—	964	964
Balance as of June 30, 2026	6,584,696	$27,591	$3,473	$398,175	$(44,688)	$384,551
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,734	$20,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,413	1,344
Amortization	457	385
Share-based compensation earned	256	215
Share-based board compensation earned	27	35
Net (accretion) amortization on securities AFS	528	543
Net (accretion) amortization on securities HTM	(602)	(642)
(Gain) Loss on sale and call of securities	22	—
(Gain) Loss on equity securities	31	(53)
(Gain) Loss on other real estate and foreclosed assets	41	40
(Gain) Loss on disposal of premises and equipment	(30)	(12)
Provision for credit losses	1,500	900
Deferred income tax (benefit) expense	(770)	(824)
Net (increase) decrease in loans HFS	636	(2,164)
Net (increase) decrease in accrued interest receivable	814	21
Net (increase) decrease in BOLI	(457)	(437)
Net increase (decrease) in accrued interest payable	221	(1,341)
Net increase (decrease) in accrued income taxes payable	(288)	(511)
Other operating activities, net	1,665	(337)
Net cash provided by (used in) operating activities	29,198	17,710
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	2,019	—
Maturities, principal repayments, and calls	61,999	53,245
Purchases	(36,595)	(68,470)
Activity in securities HTM:
Maturities, principal repayments, and calls	4,865	5,133
Capital contribution in partnerships	(399)	(50)
Return of capital in partnerships	450	476
Net (increase) decrease in loans HFI	(15,658)	(64,463)
Proceeds from sales of foreclosed assets	9	270
Proceeds from sales of premises and equipment	865	12
Insurance proceeds from premises and equipment	30	—
Purchases of premises and equipment	(3,144)	(525)
Net cash provided by (used in) investing activities	14,441	(74,372)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(58,345)	5,499
Repurchase of common stock, excluding excise tax	—	(5,756)
Cash dividends	(3,290)	(1,614)
Net cash provided by (used in) financing activities	(61,635)	(1,871)
Net change in cash and cash equivalents	(17,996)	(58,533)
Cash and cash equivalents - beginning of period	213,392	268,975
Cash and cash equivalents - end of period	$195,396	$210,442
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$20,876	$23,450
Federal income taxes	$6,925	$6,350
State income taxes	$15	$12
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$219	$487
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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $738.4 million as of June 30, 2026.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2026, the estimated fair value of securities AFS was $617.0 million. The net unrealized loss on securities AFS increased $2.3 million for the six months ended June 30, 2026, resulting in a net unrealized loss of $45.5 million as of June 30, 2026.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2026, the amortized cost of securities HTM was $118.4 million.
Investment activity for the six months ended June 30, 2026, included $66.9 million in maturities, principal repayments, and calls, and $2.0 million in sales, partially offset by $36.6 million of securities purchased. There were no purchases or sales of securities HTM for the same period.

The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$411,393	$764	$(20,350)	$391,807
Municipal bonds	191,081	1	(24,785)	166,297
U.S. agency securities	60,038	19	(1,145)	58,912
Total Securities AFS	$662,512	$784	$(46,280)	$617,016

Securities HTM:
Mortgage-backed securities	$117,408	$—	$(19,126)	$98,282
U.S. agency securities	948	—	(73)	875
Total Securities HTM	$118,356	$—	$(19,199)	$99,157

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371
The amortized cost and estimated fair value of securities AFS and securities HTM as of June 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2026
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$6,063	$6,045
After one year but within five years	21,213	20,594
After five years but within ten years	142,900	133,404
After ten years	492,336	456,973
Total Securities AFS	$662,512	$617,016

Securities HTM:
Within one year	$—	$—
After one year but within five years	948	875
After five years but within ten years	—	—
After ten years	117,408	98,282
Total Securities HTM	$118,356	$99,157

Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the evaluation of the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of June 30, 2026 and December 31, 2025. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities, and it is more likely than not that the Company will not have to sell these securities before each security has recovered its amortized cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of June 30, 2026 and December 31, 2025.
For securities AFS and securities HTM, accrued interest receivable totaled $3.0 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Information pertaining to securities AFS with gross unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	June 30, 2026
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(1,729)	$134,447	$(18,621)	$155,236
Municipal bonds	(77)	7,893	(24,708)	155,119
U.S. agency securities	(11)	13,987	(1,134)	32,605
Total Securities AFS	$(1,817)	$156,327	$(44,463)	$342,960

	December 31, 2025
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(313)	$81,682	$(18,236)	$166,631
Municipal bonds	(14)	3,330	(25,297)	163,876
U.S. agency securities	(26)	16,972	(1,168)	36,542
Total Securities AFS	$(353)	$101,984	$(44,701)	$367,049
As of June 30, 2026, the Company held 483 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of June 30, 2026, was 6.99% of the amortized cost basis of securities AFS.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the three and six months ended June 30, 2026 and 2025, are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Proceeds (1)	$2,019	$—	$2,019	$—
Gross gain	$—	$—	$—	$—
Gross loss	$22	$—	$22	$—
(1)The proceeds include the gross gain and loss.

Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of June 30, 2026, equity securities had a fair value of $3.0 million with a recognized loss of $31,000 for the six months ended June 30, 2026. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025.
Pledged Securities
Securities with carrying values of approximately $215.9 million and $228.0 million were used as collateral as of June 30, 2026 and December 31, 2025, respectively.
3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	June 30, 2026	December 31, 2025
Real estate:
Commercial real estate	$914,002	$920,294
One-to-four family residential	637,566	628,762
Construction and development	234,190	221,214
Commercial and industrial	399,933	392,824
Tax-exempt	51,539	57,541
Consumer	26,750	28,034
Total loans HFI	$2,263,980	$2,248,669
Total loans HFS	$2,512	$3,148
Accrued interest receivable on loans HFI totaled $7.2 million and $7.8 million as of June 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the six months ended June 30, 2026:

(in thousands)	Beginning Balance December 31, 2025	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance June 30, 2026
Real estate:
Commercial real estate	$9,359	$551	$—	$—	$9,910
One-to-four family residential	6,962	563	(56)	—	7,469
Construction and development	1,751	51	—	—	1,802
Commercial and industrial	4,939	157	(40)	94	5,150
Tax-exempt	91	(3)	—	—	88
Consumer	297	181	(178)	52	352
Total allowance for credit losses	$23,399	$1,500	$(274)	$146	$24,771

The following table summarizes the activity in the ACL by category for the six months ended June 30, 2025:

(in thousands)	Beginning Balance December 31, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance June 30, 2025
Real estate:
Commercial real estate	$9,047	$24	$(19)	$—	$9,052
One-to-four family residential	6,452	356	(22)	12	6,798
Construction and development	1,653	212	(250)	—	1,615
Commercial and industrial	4,123	258	(46)	11	4,346
Tax-exempt	103	(5)	—	—	98
Consumer	353	55	(161)	66	313
Total allowance for credit losses	$21,731	$900	$(498)	$89	$22,222
Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2026:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$147	$—	$147
One-to-four family residential	424	1,690	2,114
Construction and development	67	—	67
Commercial and industrial	—	68	68
Tax-exempt	—	—	—
Consumer	—	—	—
Total loans HFI	$638	$1,758	$2,396
For the three and six months ended June 30, 2026, interest income of $105,000 and $108,000, respectively, was recognized in the consolidated statements of income on nonaccrual loans.
The following table presents nonaccrual loans as of December 31, 2025:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$—	$—
One-to-four family residential	294	1,723	2,017
Construction and development	—	1,189	1,189
Commercial and industrial	—	19	19
Tax-exempt	—	—	—
Consumer	56	—	56
Total loans HFI	$350	$2,931	$3,281
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three and six months ended June 30, 2025.

The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of June 30, 2026:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$1,070	$576	$—	$912,356	$914,002	$—
One-to-four family residential	561	622	1,420	634,963	637,566	22
Construction and development	—	—	—	234,190	234,190	—
Commercial and industrial	266	22	74	399,571	399,933	6
Tax-exempt	—	—	—	51,539	51,539	—
Consumer	39	5	3	26,703	26,750	3
Total loans HFI	$1,936	$1,225	$1,497	$2,259,322	$2,263,980	$31
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
Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the periods ended June 30, 2026 and 2025, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of June 30, 2026, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of June 30, 2026, and gross charge-offs for the six months ended June 30, 2026:

	Year of Origination
(in thousands)	2026	2025	2024	2023	2022	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$93,507	$147,249	$131,327	$79,866	$190,056	$226,121	$23,116	$891,242
Special Mention	—	1,918	1,052	2,029	7,145	7,038	—	19,182
Substandard	—	—	662	355	1,901	660	—	3,578
Total	$93,507	$149,167	$133,041	$82,250	$199,102	$233,819	$23,116	$914,002

One-to-four family residential
Pass	$54,176	$103,073	$63,803	$82,063	$92,723	$208,985	$26,344	$631,167
Special Mention	81	—	89	—	1,313	—	—	1,483
Substandard	—	338	135	1,163	607	1,903	770	4,916
Total	$54,257	$103,411	$64,027	$83,226	$94,643	$210,888	$27,114	$637,566

Construction and development
Pass	$15,027	$104,800	$52,115	$44,117	$5,933	$2,897	$9,047	$233,936
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	67	187	—	254
Total	$15,027	$104,800	$52,115	$44,117	$6,000	$3,084	$9,047	$234,190

Commercial and industrial
Pass	$78,501	$86,872	$39,514	$22,357	$16,193	$13,348	$140,800	$397,585
Special Mention	—	160	—	—	697	—	493	1,350
Substandard	50	767	21	68	92	—	—	998
Total	$78,551	$87,799	$39,535	$22,425	$16,982	$13,348	$141,293	$399,933

Tax-exempt
Pass	$—	$—	$523	$2,107	$13,406	$35,503	$—	$51,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$—	$523	$2,107	$13,406	$35,503	$—	$51,539

Consumer
Pass	$8,135	$8,228	$3,015	$2,888	$1,019	$193	$3,271	$26,749
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1	1
Total	$8,135	$8,228	$3,015	$2,888	$1,019	$193	$3,272	$26,750

Total loans HFI	$249,477	$453,405	$292,256	$237,013	$331,152	$496,835	$203,842	$2,263,980

Gross charge-offs	$2	$19	$66	$14	$—	$6	$167	$274

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of June 30, 2026 and December 31, 2025, unfunded loan commitments totaled approximately $592.9 million and $545.7 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of June 30, 2026 and December 31, 2025, commitments under standby letters of credit totaled approximately $14.6 million and $14.5 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company estimates expected credit losses for unfunded commitments over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of June 30, 2026 and December 31, 2025, the reserve on unfunded commitments was $642,000.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Reserve for unfunded commitments at beginning of period	$642	$642
Provision for credit losses	—	—
Reserve for unfunded commitments at end of period	$642	$642
4.    Deposits
Deposits were $2.91 billion and $2.96 billion as of June 30, 2026 and December 31, 2025, respectively. The $58.3 million decrease was primarily due to the seasonal outflow of funds from public entity customers and customer income tax payments. Deposits are summarized below:

(in thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing demand deposits	$910,457	$913,868
Interest-bearing deposits:
Interest-bearing demand deposits	183,384	198,724
NOW accounts	439,093	490,376
Money market accounts	590,414	580,949
Savings accounts	173,277	168,889
Time deposits less than or equal to $250,000	402,423	407,539
Time deposits greater than $250,000	206,019	203,067
Total interest-bearing deposits	$1,994,610	$2,049,544
Total deposits	$2,905,067	$2,963,412
Collateral for Deposits
As of June 30, 2026 and December 31, 2025, securities and FHLB letters of credit with values of approximately $223.8 million and $302.4 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under these agreements.
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

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Loans HFS	$2,512	$—	$2,512	$—
Securities AFS:
Mortgage-backed securities	$391,807	$—	$391,807	$—
Municipal bonds	$166,297	$—	$166,297	$—
U.S. agency securities	$58,912	$—	$58,912	$—
Equity securities	$3,000	$3,000	$—	$—

December 31, 2025
Loans HFS	$3,148	$—	$3,148	$—
Securities AFS:
Mortgage-backed securities	$410,029	$—	$410,029	$—
Municipal bonds	$171,300	$—	$171,300	$—
U.S. agency securities	$65,981	$—	$65,981	$—
Equity securities	$3,031	$3,031	$—	$—
There were no transfers between Level 1, 2, or 3 during the six months ended June 30, 2026 or the year ended December 31, 2025.
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
The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Carrying value of collateral dependent loans before allowance	$737	$9,797
Specific allowance	(102)	(845)
Fair value of collateral dependent loans	$635	$8,952
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.
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
The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$217	$40
Charge-offs	(48)	(4)
Fair value of foreclosed assets	$169	$36
There were no foreclosed assets that were remeasured subsequent to initial recognition as of June 30, 2026 and December 31, 2025.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
June 30, 2026
Collateral dependent loans	$12,618	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	5.45%
Foreclosed assets	$205	Discounted appraisals	Collateral discounts and costs to sell	0% - 39%	23.15%

December 31, 2025
Collateral dependent loans	$14,409	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	6.04%
Foreclosed assets	$36	Discounted appraisals	Collateral discounts and costs to sell	0% - 12%	11.11%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of June 30, 2026 and December 31, 2025, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and due from banks	$33,327	$33,327	$33,327	$—	$—
Interest-bearing deposits in other banks	$162,069	$162,069	$162,069	$—	$—
Securities AFS	$617,016	$617,016	$—	$617,016	$—
Securities HTM	$118,356	$99,157	$—	$99,157	$—
Equity securities	$3,000	$3,000	$3,000	$—	$—
Nonmarketable equity securities	$2,442	$2,442	$—	$2,442	$—
Loans HFS	$2,512	$2,512	$—	$2,512	$—
Loans HFI, net of allowance	$2,239,209	$2,182,444	$—	$—	$2,182,444
Accrued interest receivable	$10,317	$10,317	$—	$—	$10,317
Financial liabilities:
Deposits	$2,905,067	$2,902,352	$—	$2,902,352	$—
Accrued interest payable	$6,349	$6,349	$—	$6,349	$—

December 31, 2025
Financial assets:
Cash and due from banks	$25,685	$25,685	$25,685	$—	$—
Interest-bearing deposits in other banks	$187,707	$187,707	$187,707	$—	$—
Securities AFS	$647,310	$647,310	$—	$647,310	$—
Securities HTM	$122,619	$104,371	$—	$104,371	$—
Equity securities	$3,031	$3,031	$3,031	$—	$—
Nonmarketable equity securities	$2,407	$2,407	$—	$2,407	$—
Loans HFS	$3,148	$3,148	$—	$3,148	$—
Loans HFI, net of allowance	$2,225,270	$2,151,923	$—	$—	$2,151,923
Accrued interest receivable	$11,131	$11,131	$—	$—	$11,131
Financial liabilities:
Deposits	$2,963,412	$2,961,310	$—	$2,961,310	$—
Accrued interest payable	$6,128	$6,128	$—	$6,128	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of June 30, 2026, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of June 30, 2026, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios for the Company as of June 30, 2026 and December 31, 2025, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Risk-Based Capital	$453,106	18.76%	$253,614	10.50%
Tier I Risk-Based Capital	$427,693	17.71%	$205,306	8.50%
Common Equity Tier I Capital	$427,693	17.71%	$169,076	7.00%
Tier I Leverage Capital	$427,693	12.77%	$133,948	4.00%

December 31, 2025
Total Risk-Based Capital	$430,986	18.03%	$250,995	10.50%
Tier I Risk-Based Capital	$406,945	17.02%	$203,186	8.50%
Common Equity Tier I Capital	$406,945	17.02%	$167,330	7.00%
Tier I Leverage Capital	$406,945	12.21%	$133,321	4.00%
Capital amounts and ratios for the Bank as of June 30, 2026 and December 31, 2025, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Risk-Based Capital	$443,564	18.37%	$253,528	10.50%	$241,455	10.00%
Tier I Risk-Based Capital	$418,151	17.32%	$205,237	8.50%	$193,164	8.00%
Common Equity Tier I Capital	$418,151	17.32%	$169,019	7.00%	$156,946	6.50%
Tier I Leverage Capital	$418,151	12.49%	$133,896	4.00%	$167,371	5.00%

December 31, 2025
Total Risk-Based Capital	$421,929	17.66%	$250,916	10.50%	$238,968	10.00%
Tier I Risk-Based Capital	$397,888	16.65%	$203,123	8.50%	$191,174	8.00%
Common Equity Tier I Capital	$397,888	16.65%	$167,277	7.00%	$155,329	6.50%
Tier I Leverage Capital	$397,888	11.94%	$133,274	4.00%	$166,593	5.00%
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
As of June 30, 2026, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
For the three and six months ended June 30, 2026, the Company did not repurchase any shares of its common stock under the stock repurchase program. As of June 30, 2026, the Company had $10.0 million available for repurchasing its common stock under the 2026 stock repurchase program.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
In 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2026, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $11.1 million, of which $8.7 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share amounts)	2026	2025	2026	2025
Numerator:
Net income - basic	$11,763	$10,196	$23,734	$20,548
Net income - diluted	$11,763	$10,196	$23,734	$20,548

Denominator:
Weighted average shares outstanding - basic	6,584,696	6,740,312	6,580,866	6,758,720
Plus: Effect of Director Compensation Program	164	307	296	588
Plus: Effect of restricted stock	30,275	24,267	30,275	24,267
Weighted average shares outstanding - diluted	6,615,135	6,764,886	6,611,437	6,783,575

Earnings per common share:
Basic	$1.79	$1.51	$3.61	$3.04
Diluted	$1.78	$1.51	$3.59	$3.03

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
Financial results for the banking operations segment are presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest and dividend income	$39,323	$36,730	$78,468	$72,538
Interest expense	10,356	10,911	21,097	22,109
Provision for credit losses	750	450	1,500	900
Noninterest income	4,738	4,718	9,271	9,990
Depreciation and amortization	954	878	1,870	1,729
Other operating expenses	17,332	16,489	33,666	32,226
Income before income tax expense	$14,669	$12,720	$29,606	$25,564
Income tax expense	2,906	2,524	5,872	5,016
Segment net income	$11,763	$10,196	$23,734	$20,548
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$11,763	$10,196	$23,734	$20,548
Banking operations segment assets were $3.31 billion and $3.35 billion as of June 30, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2025 through June 30, 2026, and on our results of operations for the quarters ended June 30, 2026 and March 31, 2026, and for the six months ended June 30, 2026 and June 30, 2025.
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
CORPORATE SUMMARY
Red River Bancshares, Inc. is the bank holding company for Red River Bank, a Louisiana state-chartered bank established in 1999 that provides a fully integrated suite of banking products and services tailored to the needs of our commercial and retail customers. Red River Bank operates from a network of 28 banking centers throughout Louisiana and two combined LDPOs, one each in Lafayette, Louisiana, and Shreveport, Louisiana. Banking centers are located in the following Louisiana markets: Central, which includes the Alexandria MSA; Northwest, which includes the Shreveport-Bossier City MSA; Capital, which includes the Baton Rouge MSA; Southwest, which includes the Lake Charles MSA; the Northshore, which includes the Slidell-Mandeville-Covington MSA; Acadiana, which includes the Lafayette MSA; and New Orleans, which includes the New Orleans-Metairie MSA.
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
SECOND QUARTER 2026 FINANCIAL AND OPERATIONAL HIGHLIGHTS
The second quarter of 2026 financial results included an improved net interest margin and net interest income, as well as slightly lower assets and net income. We completed our Northwest market expansion and banking center relocation project. Also, one of our founding directors retired, and we welcomed two new directors to our board.
•Net income for the second quarter of 2026 was $11.8 million, or $1.78 diluted EPS, a decrease of $208,000, or 1.7%, compared to $12.0 million, or $1.81 diluted EPS, for the first quarter of 2026. Net income for the second quarter was impacted by an expected $1.0 million increase in operating expenses, partially offset by a $563,000 increase in net interest income. Net income for the first quarter of 2026 benefited from approximately $590,000 of periodic items that reduced operating expenses.
•For the second quarter of 2026, the return on assets was 1.43%, and the return on equity was 12.41%.
•Net interest income increased $563,000, or 2.0%, and net interest margin FTE increased 10 bps to 3.61% for the second quarter of 2026, compared to 3.51% for the prior quarter.
•As of June 30, 2026, assets were $3.31 billion, a decrease of $35.3 million, or 1.1%, from $3.35 billion as of March 31, 2026, as a result of a $40.9 million decrease in deposits.
•Deposits totaled $2.91 billion as of June 30, 2026, a decrease of $40.9 million, or 1.4%, from $2.95 billion as of March 31, 2026. This decrease was primarily due to the seasonal outflow of funds from customer income tax payments, along with fluctuations in lawyer trust accounts due to the timing of legal settlements.
•As of June 30, 2026, loans HFI were $2.26 billion, a slight increase from $2.25 billion as of March 31, 2026. In the second quarter of 2026, new loan originations and construction commitment fundings exceeded payments and payoffs.
•In the second quarter of 2026, NPA’s decreased $1.6 million, or 38.3%, to $2.6 million, or 0.08% of assets, as of June 30, 2026. This improvement was due to the successful resolution of problem loans, which resulted in the receipt of $180,000 of related interest income and collection expense reimbursements.
•We paid a quarterly cash dividend of $0.25 per common share in the second quarter of 2026.

•The 2026 stock repurchase program authorizes us to purchase up to $10.0 million of our outstanding shares of common stock from January 1, 2026 through December 31, 2026. There was no stock repurchase activity in the first half of 2026. As of June 30, 2026, the 2026 stock repurchase program had $10.0 million of available capacity.
•We continued to implement our organic expansion plan with the following projects:
◦In the Northwest market, we completed our relocation projects. In May 2026, we relocated our Northwest market leadership and lenders to our newly constructed Shreveport Commercial and Private Banking LDPO, which is adjacent to our East Kings banking center. We also relocated the Market Street banking center, serving our retail customers, to the nearby American Tower building, which has a more efficient cost structure.
◦In the New Orleans market, we recently completed remodeling a portion of the ground floor of the Energy Centre Building on Poydras Street. On July 20, 2026, we relocated the Baronne Street retail banking center and the New Orleans market leadership and lenders to this updated, convenient, and visible location.
◦In the Acadiana market, construction is in process on our second full-service banking center in this market, located on Camellia Boulevard in Lafayette, Louisiana. We expect this location to open early in 2027.
•In May 2026, there were changes to the boards of directors of the Company and the Bank. Founding board member Kirk D. Cooper retired, and A. Peyton Bush, IV and R. Chance DeWitt, M.D. were appointed as new directors of both the Company and the Bank.
•In June 2026, RRBI was added to the State Street SPDR S&P Regional Banking ETF (ticker: “KRE”) as part of its quarterly fund rebalance.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2025 to June 30, 2026
(in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,311,325	$3,350,910	(39,585)	(1.2%)
Interest-bearing deposits in other banks	$162,069	$187,707	(25,638)	(13.7%)
Securities available-for-sale, at fair value	$617,016	$647,310	(30,294)	(4.7%)
Securities held-to-maturity, at amortized cost	$118,356	$122,619	(4,263)	(3.5%)
Loans held for investment	$2,263,980	$2,248,669	15,311	0.7%
Total deposits	$2,905,067	$2,963,412	(58,345)	(2.0%)
Total stockholders’ equity	$384,551	$365,150	19,401	5.3%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income	$11,763	$11,971	$10,196	$23,734	$20,548

Per Common Share Data:
Earnings per share, basic	$1.79	$1.82	$1.51	$3.61	$3.04
Earnings per share, diluted	$1.78	$1.81	$1.51	$3.59	$3.03
Book value per share	$58.40	$56.76	$50.23	$58.40	$50.23
Tangible book value per share(1,2)	$58.17	$56.53	$50.00	$58.17	$50.00
Realized book value per share(1,3)	$65.19	$63.70	$58.92	$65.19	$58.92
Cash dividends per share	$0.25	$0.25	$0.12	$0.50	$0.24
Shares outstanding	6,584,696	6,577,186	6,676,609	6,584,696	6,676,609
Weighted average shares outstanding, basic	6,584,696	6,576,994	6,740,312	6,580,866	6,758,720
Weighted average shares outstanding, diluted	6,615,135	6,609,208	6,764,886	6,611,437	6,783,575

Summary Performance Ratios:
Return on average assets	1.43%	1.44%	1.30%	1.44%	1.31%
Return on average equity	12.41%	12.95%	12.27%	12.68%	12.55%
Net interest margin	3.56%	3.47%	3.31%	3.51%	3.24%
Net interest margin FTE(4)	3.61%	3.51%	3.36%	3.56%	3.29%
Efficiency ratio(5)	54.25%	52.37%	56.87%	53.32%	56.20%
Loans HFI to deposits ratio	77.93%	76.53%	76.09%	77.93%	76.09%
Noninterest-bearing deposits to deposits ratio	31.34%	31.11%	31.95%	31.34%	31.95%
Noninterest income to average assets	0.58%	0.55%	0.60%	0.56%	0.64%
Operating expense to average assets	2.22%	2.08%	2.21%	2.15%	2.16%

Summary Credit Quality Ratios:
NPAs to assets	0.08%	0.13%	0.04%	0.08%	0.04%
Nonperforming loans to loans HFI	0.11%	0.18%	0.05%	0.11%	0.05%
ACL to loans HFI	1.09%	1.07%	1.04%	1.09%	1.04%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.02%

Capital Ratios:
Stockholders’ equity to assets	11.61%	11.16%	10.59%	11.61%	10.59%
Tangible common equity to tangible assets(1,6)	11.57%	11.11%	10.54%	11.57%	10.54%
Total risk-based capital to risk-weighted assets	18.76%	18.51%	18.33%	18.76%	18.33%
Tier I risk-based capital to risk-weighted assets	17.71%	17.47%	17.32%	17.71%	17.32%
Common equity Tier I capital to risk-weighted assets	17.71%	17.47%	17.32%	17.71%	17.32%
Tier I risk-based capital to average assets	12.77%	12.26%	12.18%	12.77%	12.18%
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

RESULTS OF OPERATIONS
Net income for the second quarter of 2026 was $11.8 million, or $1.78 diluted EPS, a decrease of $208,000, or 1.7%, compared to $12.0 million, or $1.81 diluted EPS, for the first quarter of 2026. The decrease in net income was due to a $1.0 million increase in operating expenses, partially offset by a $563,000 increase in net interest income, a $205,000 increase in noninterest income, and a $60,000 decrease in income tax expense. The return on assets for the second quarter of 2026 was 1.43%, compared to 1.44% for the first quarter of 2026. The return on equity was 12.41% for the second quarter of 2026, compared to 12.95% for the first quarter of 2026. Our efficiency ratio for the second quarter of 2026 was 54.25%, compared to 52.37% for the first quarter of 2026.
Net income for the six months ended June 30, 2026, was $23.7 million, or $3.59 diluted EPS, an increase of $3.2 million, or 15.5%, compared to $20.5 million, or $3.03 diluted EPS, for the six months ended June 30, 2025. The increase in net income was due to a $6.9 million increase in net interest income, partially offset by a $1.6 million increase in operating expenses, a $856,000 increase in income tax expense, a $719,000 decrease in noninterest income, and a $600,000 increase in the provision for credit losses. The return on assets for the six months ended June 30, 2026, was 1.44%, compared to 1.31% for the six months ended June 30, 2025. The return on equity was 12.68% for the six months ended June 30, 2026, compared to 12.55% for the six months ended June 30, 2025. Our efficiency ratio for the six months ended June 30, 2026, was 53.32%, compared to 56.20% for the six months ended June 30, 2025.
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
In the first half of 2025, the target range for the federal funds rate was consistent at 4.25%-4.50%. In the second half of 2025, the FOMC decreased the federal funds rate by 25 bps in the third quarter and an additional 50 bps in the fourth quarter, reducing the target federal funds range to 3.50%-3.75%. The target range for the federal funds rate was unchanged in the first half of 2026. The average effective federal funds rate was 3.63% for the second quarter of 2026, compared to 3.64% for the first quarter of 2026. The average effective federal funds rate was 3.64% for the first six months of 2026, compared to 4.33% for the first six months of 2025. Net interest income and net interest margin FTE increased in the second quarter of 2026, compared to the prior quarter. Also, net interest income and net interest margin FTE increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Second Quarter of 2026 vs. First Quarter of 2026
Net interest income for the second quarter of 2026 was $29.0 million, which was $563,000, or 2.0%, higher than the first quarter of 2026, due to a $385,000 decrease in interest expense and a $178,000 increase in interest and dividend income. The decrease in interest expense was primarily due to lower average interest-bearing deposit balances. The increase in interest and dividend income was driven by a $689,000 increase in loan income due to higher yields, and included $98,000 of additional interest income resulting from the successful resolution of nonaccrual loans in the second quarter. The increase in interest and dividend income was partially offset by a $443,000 decrease in income on short-term liquid assets and a $66,000 decrease in securities income, resulting from lower average balances in these assets.
The net interest margin FTE was 3.61% for the second quarter of 2026, which was 10 bps higher than the prior quarter. The net interest margin FTE was impacted by a higher yield on loans and lower deposit costs. The average rate on new and renewed loans was 6.38% for the second quarter of 2026 and 6.71% for the prior quarter. The cost of deposits decreased 4 bps to 1.43%, compared to 1.47% for the previous quarter, driven by lower time deposit rates.
As of June 30, 2026, the target federal funds range was 3.50%-3.75%. Due to uncertainty regarding the forecasted interest rate environment, we are modeling a consistent federal funds range for the second half of 2026. During the remainder of 2026, we project $157.4 million of fixed rate loans at 5.91% to mature, which we expect to redeploy into loans with slightly higher rates. We have $489.1 million of floating rate loans at 6.14%, which we expect to remain at a consistent rate. Based on the current rate forecast, we expect the total loan yield to be slightly higher in the third quarter of 2026. During the remainder of 2026, we also expect to receive $56.8 million in securities cash flows at 3.69%, for which we are currently evaluating reinvestment options as we consider balance sheet management strategies. We project $449.6 million in time deposits at 3.44% to mature, which may reprice at slightly lower rates considering maturity volumes and renewal pricing. As of June 30, 2026, floating rate loans were 21.6% of loans HFI, and floating rate transaction deposits were 9.7% of interest-bearing transaction deposits. Depending on balance sheet activity and interest rate competition, we expect net interest income and net interest margin FTE to increase slightly in the second half of 2026.

The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended June 30, 2026 and March 31, 2026:

	For the Three Months Ended
	June 30, 2026			March 31, 2026
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,262,588	$32,234	5.64%	$2,255,394	$31,545	5.60%
Securities - taxable	620,153	4,808	3.10%	629,550	4,872	3.10%
Securities - tax-exempt	181,703	970	2.14%	182,996	972	2.12%
Interest-bearing deposits in other banks	141,318	1,294	3.63%	191,843	1,737	3.62%
Nonmarketable equity securities	2,427	17	2.81%	2,409	19	3.10%
Total interest-earning assets	3,208,189	$39,323	4.86%	3,262,192	$39,145	4.80%
Allowance for credit losses	(24,334)			(23,647)
Noninterest-earning assets	120,368			127,068
Total assets	$3,304,223			$3,365,613
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,349,934	$5,192	1.54%	$1,440,118	$5,558	1.57%
Time deposits	607,580	5,164	3.41%	607,964	5,183	3.46%
Total interest-bearing deposits	1,957,514	10,356	2.12%	2,048,082	10,741	2.13%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,957,514	$10,356	2.12%	2,048,082	$10,741	2.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	945,138			917,623
Accrued interest and other liabilities	21,481			24,986
Total noninterest-bearing liabilities	966,619			942,609
Stockholders’ equity	380,090			374,922
Total liabilities and stockholders’ equity	$3,304,223			$3,365,613
Net interest income		$28,967			$28,404
Net interest spread			2.74%			2.67%
Net interest margin			3.56%			3.47%
Net interest margin FTE(3)			3.61%			3.51%
Cost of deposits			1.43%			1.47%
Cost of funds			1.29%			1.34%
(1)Includes average outstanding balances of loans HFS of $4.7 million and $2.7 million for the three months ended June 30, 2026 and March 31, 2026, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
Net interest income for the six months ended June 30, 2026 was $57.4 million, which was $6.9 million, or 13.8%, higher than $50.4 million for the six months ended June 30, 2025. Net interest income increased due to a $5.9 million increase in interest and dividend income, combined with a $1.0 million decrease in interest expense.
The increase in interest and dividend income for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, was due to higher interest income on loans and securities, partially offset by a decrease in interest income on short-term liquid assets. Loan income increased $6.0 million due to higher average loan balances, combined with higher rates on new and renewed loans compared to the existing portfolio yield. Securities income increased $1.6 million primarily due to purchasing higher yielding securities, combined with higher average securities balances. Interest income on short-term liquid assets decreased $1.7 million due to lower average balances on these assets, combined with the FOMC lowering the federal funds rate in the second half of 2025.
Net interest margin FTE increased 27 bps to 3.56% for the six months ended June 30, 2026, from 3.29% for the six months ended June 30, 2025, primarily due to higher yields on securities and loans, combined with lower deposit costs. These positive variances were partially offset by a 76 bp decrease to the yield on short-term liquid assets, due to the FOMC lowering the federal funds rate in the second half of 2025.

The yield on securities increased 23 bps mainly due to purchasing $113.6 million of securities in the second half of 2025 and an additional $36.6 million of securities in the first half of 2026, at favorable rates. The yield on loans increased 16 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The cost of deposits decreased 14 bps to 1.45% for the six months ended June 30, 2026, from 1.59% for the six months ended June 30, 2025, due to a 22 bp decrease in the rate on interest-bearing deposits. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits decreased 30 and 16 bps, respectively. These decreases occurred as we adjusted rates on selected transaction and time deposits during the second half of 2025 in response to the federal funds rate decreases by the FOMC.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,259,011	$63,779	5.62%	$2,106,756	$57,771	5.46%
Securities - taxable	624,825	9,680	3.10%	566,448	8,040	2.84%
Securities - tax-exempt	182,346	1,942	2.13%	188,480	1,963	2.08%
Interest-bearing deposits in other banks	166,441	3,031	3.62%	214,858	4,724	4.38%
Nonmarketable equity securities	2,418	36	2.95%	2,340	40	3.41%
Total interest-earning assets	3,235,041	$78,468	4.83%	3,078,882	$72,538	4.69%
Allowance for credit losses	(23,992)			(21,892)
Noninterest-earning assets	123,700			106,126
Total assets	$3,334,749			$3,163,116
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,394,777	$10,750	1.55%	$1,311,898	$11,113	1.71%
Time deposits	607,771	10,347	3.43%	594,914	10,996	3.73%
Total interest-bearing deposits	2,002,548	21,097	2.12%	1,906,812	22,109	2.34%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	2,002,548	$21,097	2.12%	1,906,812	$22,109	2.34%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	931,456			902,224
Accrued interest and other liabilities	23,225			24,014
Total noninterest-bearing liabilities	954,681			926,238
Stockholders’ equity	377,520			330,066
Total liabilities and stockholders’ equity	$3,334,749			$3,163,116
Net interest income		$57,371			$50,429
Net interest spread			2.71%			2.35%
Net interest margin			3.51%			3.24%
Net interest margin FTE(3)			3.56%			3.29%
Cost of deposits			1.45%			1.59%
Cost of funds			1.32%			1.45%
(1)Includes average outstanding balances of loans HFS of $3.7 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026 vs. March 31, 2026			June 30, 2026 vs. June 30, 2025
	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)
(in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$101	$588	$689	$4,177	$1,831	$6,008
Securities - taxable	(73)	9	(64)	829	811	1,640
Securities - tax-exempt	(7)	5	(2)	(64)	43	(21)
Interest-bearing deposits in other banks	(458)	15	(443)	(1,065)	(628)	(1,693)
Nonmarketable equity securities	—	(2)	(2)	1	(5)	(4)
Total interest-earning assets	$(437)	$615	$178	$3,878	$2,052	$5,930
Interest-bearing liabilities:
Interest-bearing transaction deposits	$(348)	$(18)	$(366)	$702	$(1,065)	$(363)
Time deposits	(3)	(16)	(19)	238	(887)	(649)
Total interest-bearing deposits	(351)	(34)	(385)	940	(1,952)	(1,012)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$(351)	$(34)	$(385)	$940	$(1,952)	$(1,012)
Increase (decrease) in net interest income	$(86)	$649	$563	$2,938	$4,004	$6,942
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	Increase (Decrease)
Provision for credit losses	$750	$750	$—	—%
The provision for credit losses for the second quarter of 2026 was $750,000 for loans, which was consistent with the prior quarter. The provision in the first and second quarters of 2026 was due to lingering impacts related to inflation and tariffs, geopolitical uncertainty, greater uncertainty with future labor market trends, and slight loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	Increase (Decrease)
Provision for credit losses	$1,500	$900	$600	66.7%
The provision for credit losses for the six months ended June 30, 2026 was $1.5 million for loans, an increase of $600,000, or 66.7%, from $900,000 for the six months ended June 30, 2025. The increase for the first six months of 2026 was due to lingering impacts related to inflation and tariffs, geopolitical uncertainty, greater uncertainty with future labor market trends, and slight loan growth. The provision for the first six months of 2025 was related to loan growth, combined with uncertainty regarding tariffs and trade.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Second Quarter of 2026 vs. First Quarter of 2026
Noninterest income increased $205,000 to $4.7 million for the second quarter of 2026, compared to $4.5 million for the first quarter of 2026. The increase in noninterest income was mainly due to higher mortgage loan income and net debit card income, partially offset by lower SBIC income.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,388	$1,395	$(7)	(0.5%)
Debit card income, net	1,067	916	151	16.5%
Mortgage loan income	928	605	323	53.4%
Brokerage income	874	939	(65)	(6.9%)
Loan and deposit income	521	498	23	4.6%
Bank-owned life insurance income	236	221	15	6.8%
Gain (Loss) on equity securities	(13)	(19)	6	31.6%
Gain (Loss) on sale and call of securities	(22)	—	(22)	(100.0%)
SBIC income (loss)	(291)	(105)	(186)	(177.1%)
Other income (loss)	50	83	(33)	(39.8%)
Total noninterest income	$4,738	$4,533	$205	4.5%
Mortgage loan income increased $323,000 to $928,000 for the second quarter of 2026, compared to the prior quarter due to increased purchase activity.
Debit card income, net, increased $151,000 to $1.1 million for the second quarter of 2026, compared to the prior quarter. This increase was mainly due to higher debit card activity and receipt of a $63,000 periodic refund from our debit card provider in the second quarter of 2026.
The SBIC partnerships reported a loss of $291,000 in the second quarter of 2026, compared to a loss of $105,000 in the previous quarter. These losses were mainly due to fund value adjustments as an SBIC fund continues its wind-down phase. We expect SBIC income or loss to fluctuate in future quarters.
Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
Noninterest income decreased $719,000 to $9.3 million for the six months ended June 30, 2026, compared to $10.0 million for the six months ended June 30, 2025. The decrease in noninterest income was mainly due to lower SBIC income and brokerage income, partially offset by higher mortgage loan income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,783	$2,719	$64	2.4%
Debit card income, net	1,983	2,074	(91)	(4.4%)
Mortgage loan income	1,533	1,097	436	39.7%
Brokerage income	1,812	2,314	(502)	(21.7%)
Loan and deposit income	1,019	877	142	16.2%
Bank-owned life insurance income	457	437	20	4.6%
Gain (Loss) on equity securities	(31)	53	(84)	(158.5%)
Gain (Loss) on sale and call of securities	(22)	—	(22)	(100.0%)
SBIC income (loss)	(395)	327	(722)	(220.8%)
Other income (loss)	132	92	40	43.5%
Total noninterest income	$9,271	$9,990	$(719)	(7.2%)
SBIC partnerships reported a loss of $395,000 for the six months ended June 30, 2026, compared to $327,000 of income for the same period prior year. This variance was mainly due to fund value adjustments as an SBIC fund entered its wind-down phase in mid-2025.
Brokerage income decreased $502,000 to $1.8 million for the six months ended June 30, 2026, compared to the same period prior year, mainly due to decreased investing activity by clients. Also, the first six months of 2025 included $215,000 in incentive income related to a prior year investment group broker-dealer partner conversion. Assets under management were $1.41 billion and $1.19 billion as of June 30, 2026 and 2025, respectively.
Mortgage loan income increased $436,000 to $1.5 million for six months ended June 30, 2026, compared to the same period prior year, mainly due to increased purchase activity.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Second Quarter of 2026 vs. First Quarter of 2026
Operating expenses increased $1.0 million to $18.3 million for the second quarter of 2026, compared to $17.3 million for the first quarter of 2026. The increase in operating expenses was mainly due to higher data processing expense, personnel expenses, loan and deposit expenses, and occupancy and equipment expenses.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,711	$10,517	$194	1.8%
Non-staff expenses:
Occupancy and equipment expenses	1,935	1,884	51	2.7%
Technology expenses	955	863	92	10.7%
Advertising	324	328	(4)	(1.2%)
Other business development expenses	641	550	91	16.5%
Data processing expense	758	377	381	101.1%
Other taxes	553	560	(7)	(1.3%)
Loan and deposit expenses	242	103	139	135.0%
Legal and professional expenses	604	529	75	14.2%
Regulatory assessment expenses	409	417	(8)	(1.9%)
Other operating expenses	1,154	1,122	32	2.9%
Total operating expenses	$18,286	$17,250	$1,036	6.0%
Data processing expense increased $381,000 to $758,000 for the second quarter of 2026, compared to the prior quarter. The first quarter of 2026 benefited from the receipt of a $389,000 periodic refund from our data processing center.
Personnel expenses increased $194,000 to $10.7 million for the second quarter of 2026, compared to the prior quarter. This increase was primarily due to annual raises effective April 2026 and an increase in headcount. As of June 30, 2026 and March 31, 2026, we had 381 and 375 total employees, respectively.
Loan and deposit expenses increased $139,000 to $242,000 for the second quarter of 2026, compared to the prior quarter. The second quarter of 2026 benefited from reimbursement of $82,000 of collection expenses due to the successful resolution of nonaccrual loans. The first quarter of 2026 benefited from receipt of a $201,000 negotiated, variable rebate from a vendor.
Occupancy and equipment expenses increased $51,000 to $1.9 million for the second quarter of 2026, compared to the prior quarter. This increase was primarily due to $78,000 of nonrecurring expenses related to our newly constructed Shreveport Commercial and Private Banking LDPO, as well as the relocation of a banking center, both in the Northwest market.
Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
Operating expenses increased $1.6 million to $35.5 million for the six months ended June 30, 2026, compared to $34.0 million for the six months ended June 30, 2025. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, other business development expenses, technology expenses, and data processing expense, partially offset by lower loan and deposit expenses and other taxes.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	Increase (Decrease)
Operating expenses:
Personnel expenses	$21,228	$20,239	$989	4.9%
Non-staff expenses:
Occupancy and equipment expenses	3,819	3,548	271	7.6%
Technology expenses	1,818	1,655	163	9.8%
Advertising	652	619	33	5.3%
Other business development expenses	1,190	1,013	177	17.5%
Data processing expense	1,135	1,009	126	12.5%
Other taxes	1,113	1,221	(108)	(8.8%)
Loan and deposit expenses	345	460	(115)	(25.0%)
Legal and professional expenses	1,133	1,244	(111)	(8.9%)
Regulatory assessment expenses	825	779	46	5.9%
Other operating expenses	2,278	2,168	110	5.1%
Total operating expenses	$35,536	$33,955	$1,581	4.7%
Personnel expenses increased $989,000 to $21.2 million for the six months ended June 30, 2026, compared to the same period prior year. This increase was primarily due to an increase in headcount and higher personnel-related accruals and revenue-based commissions. As of June 30, 2026 and 2025, we had 381 and 374 total employees, respectively.
Occupancy and equipment expenses increased $271,000 to $3.8 million for the six months ended June 30, 2026, compared to the same period prior year. This increase was primarily due to higher occupancy expenses and $78,000 of nonrecurring expenses related to our newly constructed Shreveport Commercial and Private Banking LDPO, as well as the relocation of a banking center, both in the Northwest market.
Other business development expenses increased $177,000 to $1.2 million for the six months ended June 30, 2026, compared to the same period prior year. This variance was primarily due to an increase in SBIC expenses, including the addition of a third SBIC partnership in September 2025.
Technology expenses increased $163,000 to $1.8 million for the six months ended June 30, 2026, compared to the same period prior year. This increase was mainly due to continued computer hardware and software technology enhancements and upgrades, partially offset by lower technology communication expenses resulting from a new vendor relationship.
Data processing expense increased $126,000 to $1.1 million for the six months ended June 30, 2026, compared to the same period prior year. The first six months of 2026 included a full period of expenses related to online banking, mobile banking, and bill payment system upgrades completed in 2025. The first quarter of 2026 included the receipt of a $389,000 periodic refund from our data processing center, compared to a $447,000 similar refund in the same period prior year.
Loan and deposit expenses decreased $115,000 to $345,000 for the six months ended June 30, 2026, compared to the same period prior year. The first six months of 2026 benefited from reimbursement of $82,000 of collection expenses due to the successful resolution of nonaccrual loans. Also, in the first quarter of 2026, we received a $201,000 negotiated, variable rebate from a vendor, compared to a $173,000 similar rebate in the same period prior year.
Other taxes decreased $108,000 to $1.1 million for the six months ended June 30, 2026, compared to the same period prior year. In 2025, Louisiana corporate income tax rates were lowered. In order for financial institutions to be included in this benefit, the State of Louisiana bank stock tax calculation was adjusted effective 2026, which resulted in other taxes being lower in the first six months of 2026.
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
Our accrued tax rate is based on an annualized projection and changes considering our most recent financial results and balances. Our effective income tax rates have differed from the U.S. statutory rate due to the effect of tax-exempt income from loans, securities, and life insurance policies, as well as income tax effects associated with stock-based compensation and permanent and temporary tax differences.
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	Increase (Decrease)
Income tax expense	$2,906	$2,966	$(60)	(2.0%)
For the quarters ended June 30, 2026 and March 31, 2026, income tax expense totaled $2.9 million and $3.0 million, respectively. The decrease in income tax expense was due to the decrease in pre-tax income. Our effective income tax rates for the quarters ended June 30, 2026 and March 31, 2026, were 19.8% and 19.9%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	Increase (Decrease)
Income tax expense	$5,872	$5,016	$856	17.1%
For the six months ended June 30, 2026 and 2025, income tax expense totaled $5.9 million and $5.0 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the six months ended June 30, 2026 and 2025, were 19.8% and 19.6%, respectively.
FINANCIAL CONDITION
As of June 30, 2026, assets were $3.31 billion, which was $39.6 million, or 1.2%, lower than $3.35 billion as of December 31, 2025. Cash and cash equivalents decreased $18.0 million, or 8.4%, to $195.4 million and were 5.9% of assets as of June 30, 2026. Total securities decreased $34.6 million, or 4.5%, to $738.4 million and were 22.3% of assets as of June 30, 2026. Loans HFI increased $15.3 million, or 0.7%, to $2.26 billion as of June 30, 2026. Total deposits decreased $58.3 million, or 2.0%, to $2.91 billion as of June 30, 2026, from $2.96 billion as of December 31, 2025. As of June 30, 2026, and December 31, 2025, we had no borrowings. Stockholders’ equity increased $19.4 million during the first six months of 2026 to $384.6 million as of June 30, 2026. As of June 30, 2026, the loans HFI to deposits ratio was 77.93%, compared to 75.88% as of December 31, 2025, and the noninterest-bearing deposits to total deposits ratio was 31.34%, compared to 30.84% as of December 31, 2025.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of June 30, 2026. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of June 30, 2026, interest-bearing deposits in other banks were $162.1 million and 4.9% of assets, a decrease of $25.6 million, or 13.7%, compared to $187.7 million and 5.6% of assets as of December 31, 2025. This decrease was primarily due to the reduction in customer deposit balances and the funding of loans, partially offset by the net cash flow from securities during the first half of 2026.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of June 30, 2026, our total securities portfolio was 22.3% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $735.4 million as of June 30, 2026, a decrease of $34.6 million, or 4.5%, from $769.9 million as of December 31, 2025.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of June 30, 2026, the estimated fair value of securities AFS was $617.0 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS increased $2.3 million for the six months ended June 30,

2026, resulting in a net unrealized loss of $45.5 million as of June 30, 2026, compared to a net unrealized loss of $43.2 million as of December 31, 2025.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of June 30, 2026, the amortized cost of securities HTM was $118.4 million. Securities HTM had an unrealized loss of $19.2 million as of June 30, 2026, compared to an unrealized loss of $18.2 million as of December 31, 2025.
Investment activity for the six months ended June 30, 2026, included $66.9 million in maturities, principal repayments, and calls, and $2.0 million in sales, partially offset by $36.6 million of securities purchased. There were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 3.01% for the six months ended June 30, 2026, compared to 2.79% for the six months ended June 30, 2025. The increase in yield was primarily due to reinvesting lower yielding securities cash flows received between June 30, 2025 and June 30, 2026, as well as other liquid funds, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of June 30, 2026, the average life of our securities portfolio was 6.2 years with an estimated effective duration of 4.3 years. As of December 31, 2025, the average life of our securities portfolio was 6.1 years with an estimated effective duration of 4.2 years.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of June 30, 2026, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$411,393	$764	$(20,350)	$391,807
Municipal bonds	191,081	1	(24,785)	166,297
U.S. agency securities	60,038	19	(1,145)	58,912
Total Securities AFS	$662,512	$784	$(46,280)	$617,016

Securities HTM:
Mortgage-backed securities	$117,408	$—	$(19,126)	$98,282
U.S. agency securities	948	—	(73)	875
Total Securities HTM	$118,356	$—	$(19,199)	$99,157

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371
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

	Contractual Maturity as of June 30, 2026
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$435	4.39%	$8,210	3.05%	$46,355	2.09%	$336,807	3.69%	$391,807	3.48%
Municipal bonds	1,968	1.93%	10,294	2.41%	51,937	2.19%	102,098	2.14%	166,297	2.16%
U.S. agency securities	3,642	3.93%	2,090	1.43%	35,112	3.91%	18,068	3.81%	58,912	3.79%
Total Securities AFS	$6,045	3.31%	$20,594	2.56%	$133,404	2.58%	$456,973	3.31%	$617,016	3.13%
(1)Tax equivalent projected book yield as of June 30, 2026.

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

	Contractual Maturity as of June 30, 2026
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$117,408	2.47%	$117,408	2.47%
U.S. agency securities	—	—%	948	2.61%	—	—%	—	—%	948	2.61%
Total Securities HTM	$—	—%	$948	2.61%	$—	—%	$117,408	2.47%	$118,356	2.47%
(1)Tax equivalent projected book yield as of June 30, 2026.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of June 30, 2026, equity securities had a fair value of $3.0 million with a recognized loss of $31,000 for the six months ended June 30, 2026. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of June 30, 2026, loans HFI were $2.26 billion, an increase of $15.3 million, or 0.7%, compared to $2.25 billion as of December 31, 2025. During the six months ended June 30, 2026, new loan originations and construction commitment fundings exceeded payments and payoffs. As of June 30, 2026, we had $93.5 million of unfunded construction loan commitments, which we expect to fund over time.
Loans by Category
Loans HFI by category, loans HFI, and loans HFS are summarized below as of the dates indicated:

	June 30, 2026		December 31, 2025		Change from December 31, 2025 to June 30, 2026
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$914,002	40.4%	$920,294	40.9%	$(6,292)	(0.7%)
One-to-four family residential	637,566	28.2%	628,762	28.0%	8,804	1.4%
Construction and development	234,190	10.3%	221,214	9.8%	12,976	5.9%
Commercial and industrial	399,933	17.7%	392,824	17.5%	7,109	1.8%
Tax-exempt	51,539	2.3%	57,541	2.6%	(6,002)	(10.4%)
Consumer	26,750	1.1%	28,034	1.2%	(1,284)	(4.6%)
Total loans HFI	$2,263,980	100.0%	$2,248,669	100.0%	$15,311	0.7%
Total loans HFS	$2,512		$3,148		$(636)	(20.2%)
Average loan HFI size, excluding credit cards	$280		$274		$6	2.2%
CRE loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $52.3 million, or 2.3% of loans HFI, as of June 30, 2026, and $54.3 million, or 2.4% of loans HFI, as of December 31, 2025. The properties are primarily centered in low-rise suburban areas. As of June 30, 2026 and December 31, 2025, the average CRE loan size was $988,000 and $1.0 million, respectively.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of June 30, 2026, health care loans were $208.0 million, or 9.2% of loans HFI, compared to $194.3 million, or 8.6% of loans HFI, as of December 31, 2025. The average health care loan size was $435,000 as of June 30, 2026 and

$414,000 as of December 31, 2025. Within the health care sector, loans to nursing and residential care facilities were 4.6% of loans HFI as of June 30, 2026 and December 31, 2025. Loans to physician and dental practices were 3.9% of loans HFI as of June 30, 2026, and 3.5% as of December 31, 2025.
Energy loans were 1.7% of loans HFI as of June 30, 2026, and 1.2% as of December 31, 2025.
Geographic Markets
As of June 30, 2026, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	June 30, 2026
(dollars in thousands)	Amount	Percent
Central	$611,240	27.0%
Capital	596,332	26.3%
Northwest	333,677	14.7%
New Orleans	229,988	10.2%
Southwest	189,029	8.3%
Northshore	157,380	7.0%
Acadiana	146,334	6.5%
Total loans HFI	$2,263,980	100.0%
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
NPAs totaled $2.6 million as of June 30, 2026, a decrease of $904,000, or 25.6%, from December 31, 2025, primarily due to the successful resolution of nonaccrual loans, partially offset by the addition of new nonaccrual loans. The ratio of NPAs to assets was 0.08% and 0.11% as of June 30, 2026 and December 31, 2025, respectively.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonperforming loans:
Nonaccrual loans	$2,396	$3,281
Accruing loans 90 or more days past due	31	219
Total nonperforming loans	2,427	3,500
Foreclosed assets:
Real estate	205	36
Total foreclosed assets	205	36
Total NPAs	$2,632	$3,536

Nonaccrual loans to loans HFI	0.11%	0.15%
Nonperforming loans to loans HFI	0.11%	0.16%
NPAs to assets	0.08%	0.11%

Nonaccrual loans are summarized below by category:

(in thousands)	June 30, 2026	December 31, 2025
Real estate:
Commercial real estate	$147	$—
One-to-four family residential	2,114	2,017
Construction and development	67	1,189
Commercial and industrial	68	19
Tax-exempt	—	—
Consumer	—	56
Total nonaccrual loans	$2,396	$3,281
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.
The following table summarizes loans HFI by risk rating:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,232,218	98.6%	$2,232,362	99.3%
Special Mention	22,015	1.0%	4,689	0.2%
Substandard	9,747	0.4%	11,618	0.5%
Total loans HFI	$2,263,980	100.0%	$2,248,669	100.0%
There were no loans as of June 30, 2026 or December 31, 2025, classified as doubtful or loss.
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
As of June 30, 2026, the ACL was $24.8 million, or 1.09% of loans HFI. As of December 31, 2025, the ACL totaled $23.4 million, or 1.04% of loans HFI. The $1.4 million increase in the ACL for the six months ended June 30, 2026, was due to $1.5 million from the provision for credit losses on loans, partially offset by $128,000 of net charge-offs.
The provision for credit losses on loans for the six months ended June 30, 2026, was $1.5 million, an increase of $600,000, or 66.7%, from $900,000 for the six months ended June 30, 2025. The increase for the first six months of 2026 was due to lingering impacts related to inflation and tariffs, geopolitical uncertainty, greater uncertainty with future labor market trends, and slight loan growth. The provision for the first six months of 2025 was related to loan growth, combined with uncertainty regarding tariffs and trade. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The following table displays activity in the ACL for June 30, 2026, and June 30, 2025:

	As of and For the Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025
Loans HFI	$2,263,980	$2,138,580
Nonaccrual loans	$2,396	$1,098
Average loans	$2,259,011	$2,106,756

Allowance at beginning of period	$23,399	$21,731
Provision for credit losses	1,500	900
Charge-offs:
Real estate:
Commercial real estate	—	(19)
One-to-four family residential	(56)	(22)
Construction and development	—	(250)
Commercial and industrial	(40)	(46)
Consumer	(178)	(161)
Total charge-offs	(274)	(498)
Recoveries:
Real estate:
One-to-four family residential	—	12
Commercial and industrial	94	11
Consumer	52	66
Total recoveries	146	89
Net (charge-offs)/recoveries	(128)	(409)
Allowance at end of period	$24,771	$22,222

ACL to loans HFI	1.09%	1.04%
ACL to nonaccrual loans	1,033.85%	2,023.86%
Net charge-offs to average loans	0.01%	0.02%
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
Total deposits decreased $58.3 million, or 2.0%, to $2.91 billion as of June 30, 2026, from $2.96 billion as of December 31, 2025. This decrease was primarily a result of the seasonal outflow of funds from public entity customers and customer income tax payments. Noninterest-bearing deposits decreased by $3.4 million, or 0.4%, to $910.5 million as of June 30, 2026. Noninterest-bearing deposits as a percentage of total deposits were 31.34% as of June 30, 2026, compared to 30.84% as of December 31, 2025. Interest-bearing deposits decreased by $54.9 million, or 2.7%, to $1.99 billion as of June 30, 2026.

The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of June 30, 2026 and December 31, 2025, the average deposit account size was approximately $29,000.
The following table presents our deposits by account type as of the dates indicated:

	June 30, 2026		December 31, 2025		Change from December 31, 2025 to June 30, 2026
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$910,457	31.3%	$913,868	30.8%	$(3,411)	(0.4%)
Interest-bearing deposits:
Interest-bearing demand deposits	183,384	6.3%	198,724	6.7%	(15,340)	(7.7%)
NOW accounts	439,093	15.1%	490,376	16.5%	(51,283)	(10.5%)
Money market accounts	590,414	20.3%	580,949	19.6%	9,465	1.6%
Savings accounts	173,277	6.0%	168,889	5.7%	4,388	2.6%
Time deposits less than or equal to $250,000	402,423	13.9%	407,539	13.8%	(5,116)	(1.3%)
Time deposits greater than $250,000	206,019	7.1%	203,067	6.9%	2,952	1.5%
Total interest-bearing deposits	1,994,610	68.7%	2,049,544	69.2%	(54,934)	(2.7%)
Total deposits	$2,905,067	100.0%	$2,963,412	100.0%	$(58,345)	(2.0%)
The following table presents deposits by customer type as of the dates indicated:

	June 30, 2026		December 31, 2025		Change from December 31, 2025 to June 30, 2026
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,401,507	48.2%	$1,397,775	47.2%	$3,732	0.3%
Commercial	1,269,426	43.7%	1,270,069	42.8%	(643)	(0.1%)
Public	234,134	8.1%	295,568	10.0%	(61,434)	(20.8%)
Total deposits	$2,905,067	100.0%	$2,963,412	100.0%	$(58,345)	(2.0%)
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
Our average deposit balance was $2.90 billion for the three months ended June 30, 2026, a decrease of $63.1 million, or 2.1%, from $2.97 billion for the three months ended March 31, 2026. The average cost of interest-bearing deposits and total deposits for the second quarter of 2026 was 2.12% and 1.43%, respectively, compared to 2.13% and 1.47%, respectively, for the prior quarter. The decrease in the average cost of interest-bearing deposits and total deposits in the second quarter of 2026, as compared to the prior quarter, was primarily due to lower time deposit rates. Also, as of June 30, 2026, 9.7% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	June 30, 2026		March 31, 2026
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$945,138	0.00%	$917,623	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	153,968	2.60%	207,149	2.60%
NOW accounts	445,004	1.22%	478,501	1.19%
Money market accounts	576,733	1.93%	583,990	1.92%
Savings accounts	174,229	0.15%	170,478	0.15%
Time deposits	607,580	3.41%	607,964	3.46%
Total interest-bearing deposits	1,957,514	2.12%	2,048,082	2.13%
Total average deposits	$2,902,652	1.43%	$2,965,705	1.47%
As of June 30, 2026, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $916.0 million, or 31.5% of total deposits, compared to $955.9 million, or 32.3% of total deposits, as of December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of June 30, 2026, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $738.3 million, or 25.4% of total deposits, compared to $722.0 million, or 24.4% of total deposits, as of December 31, 2025. As of June 30, 2026, our cash and cash equivalents of $195.4 million, combined with our available borrowing capacity of $1.74 billion, equaled 210.8% of our estimated uninsured deposits and 261.6% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	June 30, 2026
Three months or less	$55,810
Over three months through six months	28,759
Over six months through 12 months	14,652
Over 12 months	3,798
Total	$103,019
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is secured by a blanket lien on selected Red River Bank loans that meet FHLB collateral requirements. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by pledged securities and eligible Red River Bank loans that are not pledged to the FHLB. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of June 30, 2026, was $384.6 million, compared to $365.2 million as of December 31, 2025. The $19.4 million, or 5.3%, increase in stockholders’ equity was attributable to $23.7 million of net income for the six months ended June 30, 2026, and $304,000 of stock compensation, partially offset by $3.3 million in cash dividends and a $1.3 million, net of tax, market adjustment to AOCI related to securities.
In 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of June 30, 2026, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $11.1 million, of which $8.7 million, net of tax, was included in AOCI.

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
For the three and six months ended June 30, 2026, we did not repurchase any shares of our common stock under the stock repurchase program. As of June 30, 2026, we had $10.0 million available for repurchasing our common stock under the 2026 stock repurchase program.
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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of June 30, 2026, we had sufficient liquid assets available and $1.74 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2026, and the year ended December 31, 2025, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $94.3 million, or 3.3%, for the first six months of 2026, compared to the average deposits for the twelve months ended December 31, 2025. The increase in average total deposits was primarily a result of higher balances in customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and customer income tax payments. Our average total loans increased $113.9 million, or 5.3%, for the first six months of 2026, compared to average total loans for the twelve months ended December 31, 2025. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.
As of June 30, 2026, liquid assets were $195.4 million, compared to $213.4 million as of December 31, 2025. The decrease of $18.0 million, or 8.4%, was primarily due to the reduction in customer deposit balances and the funding of loans, partially offset by the net cash flow from securities during the first half of 2026. The liquid assets to assets ratio was 5.90% as of June 30, 2026, compared to 6.37% as of December 31, 2025.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of June 30, 2026. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash. Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of June 30, 2026, we project receipt of approximately $56.8 million of principal repayments and maturities through December 31, 2026. As of June 30, 2026, approximately $501.1 million, or 69.8%, of the fair value of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.

We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of June 30, 2026 and December 31, 2025, our net borrowing capacity from the FHLB was $1.01 billion and $906.6 million, respectively. There were no outstanding borrowings from the FHLB as of June 30, 2026 and December 31, 2025.
Another borrowing source is the Federal Reserve Bank’s Discount Window. The Bank has pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, the Bank has been approved for the BIC program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of June 30, 2026, we had a total borrowing capacity of $128.7 million, including $89.6 million through the BIC program, compared to a total borrowing capacity of $125.5 million, including $85.1 million through the BIC program as of December 31, 2025. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of June 30, 2026 and December 31, 2025.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $100.0 million in federal funds as of June 30, 2026, and December 31, 2025. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We had no outstanding balances from these sources as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, we had $592.9 million in unfunded loan commitments and $14.6 million in commitments associated with outstanding standby letters of credit. As of December 31, 2025, we had $545.7 million in unfunded loan commitments and $14.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
We are party to various investment commitments in the normal course of business. Our exposure is represented by the contractual amount of these commitments.
In 2014, we committed to an investment into an SBIC limited partnership. In 2025, this fund began its wind-down phase. As of June 30, 2026, there was a $226,000 outstanding commitment to this partnership.
In 2020, we committed to a second investment into an SBIC limited partnership. As of June 30, 2026, there was a $1.9 million outstanding commitment to this partnership.
In 2021, we committed to an investment into JAM FINTOP, a bank technology limited partnership. As of June 30, 2026, there was a $277,000 outstanding commitment to this partnership.
On September 26, 2025, we committed to a third investment into an SBIC limited partnership. As of June 30, 2026, there was a $2.4 million outstanding commitment to this partnership.
Construction Commitments
The Company has three committed construction agreements, including the recently completed lending headquarters building in the Northwest market, the construction of a new banking center in the Acadiana market, and the renovation of a new banking center in the New Orleans market. There was approximately $2.5 million remaining on these commitments as of June 30, 2026.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.54% as of June 30, 2026.
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

	June 30, 2026		December 31, 2025
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	6.4%	1.6%	5.3%	1.0%
+200	4.5%	1.9%	3.7%	1.5%
+100	2.3%	1.5%	2.0%	1.4%
Base	—%	—%	—%	—%
-100	(3.1%)	(2.4%)	(2.3%)	(2.1%)
-200	(5.7%)	(6.3%)	(5.1%)	(7.5%)
-300	(8.7%)	(12.6%)	(8.1%)	(16.0%)

The results above, as of June 30, 2026 and December 31, 2025, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of June 30, 2026, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of June 30, 2026, floating rate loans were 21.6% of loans HFI, and floating rate transaction deposits were 9.7% of interest-bearing transaction deposits.
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
Management and the board of directors review tangible common equity, realized common equity, tangible assets, tangible book value per share, realized book value per share, and tangible common equity to tangible assets as part of managing operating performance. However, these non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner we calculate the non-GAAP financial measures that are discussed in this Report may differ from that of other companies’ reporting measures with similar names. It is important to understand how other banking organizations calculate and name their financial measures similar to the non-GAAP financial measures discussed in this Report when comparing such non-GAAP financial measures.
Tangible Book Value Per Share. Tangible book value per share is a non-GAAP measure commonly used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. We calculate tangible book value per share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period. Intangible assets have the effect of increasing book value while not increasing tangible book value. The most directly comparable GAAP financial measure for tangible book value per share is book value per share.
As a result of previous acquisitions, we have a small amount of intangible assets. As of June 30, 2026, intangible assets were $1.5 million, which is less than 1.0% of total assets.
Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts, and investment bankers to evaluate financial institutions. We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets. We calculate tangible common equity as total stockholders’ equity less intangible assets, and we calculate tangible assets as total assets less intangible assets. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is common stockholders’ equity to assets.
Realized Book Value Per Share. Realized book value per share is a non-GAAP measure that we use to evaluate our operating performance. We believe that this measure is important because it allows us to monitor changes from period to period in book value per share exclusive of changes in AOCI. Our AOCI is impacted primarily by the unrealized gains and losses on securities AFS. These unrealized gains or losses on securities AFS are driven by market factors and may also be temporary and vary greatly from period to period. Due to the possibly temporary and greatly variable nature of these changes, we find it useful to monitor realized book value per share. We calculate realized book value per share as total stockholders’ equity less AOCI, divided by the outstanding number of shares of our common stock at the end of the relevant period. AOCI has the effect of increasing or decreasing book value while not increasing or decreasing realized book value. The most directly comparable GAAP financial measure for realized book value per share is book value per share.
The following table reconciles, as of the dates set forth below, stockholders’ equity to tangible common equity, stockholders’ equity to realized common equity, and assets to tangible assets, and presents related resulting ratios.

(dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2025
Tangible common equity
Total stockholders’ equity	$384,551	$373,326	$335,350
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Tangible common equity (non-GAAP)	$383,005	$371,780	$333,804
Realized common equity
Total stockholders’ equity	$384,551	$373,326	$335,350
Adjustments:
Accumulated other comprehensive (income) loss	44,688	45,652	58,026
Realized common equity (non-GAAP)	$429,239	$418,978	$393,376
Common shares outstanding	6,584,696	6,577,186	6,676,609
Book value per share	$58.40	$56.76	$50.23
Tangible book value per share (non-GAAP)	$58.17	$56.53	$50.00
Realized book value per share (non-GAAP)	$65.19	$63.70	$58.92

Tangible assets
Total assets	$3,311,325	$3,346,600	$3,168,092
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Tangible assets (non-GAAP)	$3,309,779	$3,345,054	$3,166,546
Stockholders’ equity to assets	11.61%	11.16%	10.59%
Tangible common equity to tangible assets (non-GAAP)	11.57%	11.11%	10.54%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies - Recent Accounting Pronouncements” in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2026, is included herein under “Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
April 1 - April 30, 2026	—	$—	—	$10,000
May 1 - May 31, 2026	—	$—	—	$10,000
June 1 - June 30, 2026	—	$—	—	$10,000
Total	—	$—	—	$10,000
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: August 7, 2026	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)