Form 10-Q
period 2026-09-30
RED RIVER BANCSHARES INC
filed 2026-11-06
CIK 1071236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2026, the registrant had 6,584,106 shares of common stock, no par value, issued and outstanding.

GLOSSARY OF TERMS
Unless the context indicates otherwise, references in this filing to “we,” “our,” “us,” “the Company,” and “our company” refer to Red River Bancshares, Inc., a Louisiana corporation and bank holding company, and its consolidated subsidiaries. All references in this filing to “Red River Bank,” “the bank,” and “the Bank” refer to Red River Bank, our wholly owned bank subsidiary.
Other abbreviations or acronyms used in this filing are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee’s 2010 Regulatory Capital Framework (Third Accord)
BIC	Federal Reserve Bank’s Discount Window Borrower-in-Custody
BOLI	Bank-owned life insurance
bp(s)	Basis point(s)
CBLR	Community bank leverage ratio
CODM	Chief operating decision maker
CRA	Community Reinvestment Act
CRE	Commercial real estate
Director Compensation Program	Amended and Restated Director Compensation program, which allows directors of the Company and the Bank an opportunity to select how to receive their annual director fees.
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Dallas
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent basis
GAAP	Generally Accepted Accounting Principles in the United States of America
HFI	Held for investment
HFS	Held for sale
HTM	Held-to-maturity
JAM FINTOP	JAM FINTOP Banktech, L.P. fund
LDPO	Loan and deposit production office
MSA	Metropolitan statistical area
NOW	Negotiable order of withdrawal
NPA(s)	Nonperforming asset(s)
PCD	Purchased credit deteriorated
Report	Quarterly Report on Form 10-Q
SBIC	Small Business Investment Company
Securities Act	Securities Act of 1933, as amended
SEC	Securities and Exchange Commission
U.S.	United States of America

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RED RIVER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$29,044	$25,685
Interest-bearing deposits in other banks	176,004	187,707
Total Cash and Cash Equivalents	205,048	213,392
Securities available-for-sale, at fair value (amortized cost of $664,377 and $690,485, respectively)	601,571	647,310
Securities held-to-maturity, at amortized cost (fair value of $94,180 and $104,371, respectively)	115,922	122,619
Equity securities, at fair value	2,887	3,031
Nonmarketable equity securities	2,459	2,407
Loans held for sale	1,699	3,148
Loans held for investment	2,323,480	2,248,669
Less: Allowance for credit losses	(25,119)	(23,399)
Loans held for investment, net	2,298,361	2,225,270
Premises and equipment, net	61,814	59,270
Accrued interest receivable	10,682	11,131
Bank-owned life insurance	31,964	31,267
Intangible assets	1,546	1,546
Right-of-use assets	976	1,487
Other assets	32,622	29,032
Total Assets	$3,367,551	$3,350,910
LIABILITIES
Noninterest-bearing deposits	$915,626	$913,868
Interest-bearing deposits	2,045,912	2,049,544
Total Deposits	2,961,538	2,963,412
Accrued interest payable	6,069	6,128
Lease liabilities	1,027	1,544
Accrued expenses and other liabilities	16,736	14,676
Total Liabilities	2,985,370	2,985,760
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized - 1,000,000 shares; None Issued and Outstanding	—	—
Common stock, no par value: Authorized - 30,000,000 shares; Issued and Outstanding - 6,584,106 and 6,576,609 shares, respectively	27,591	27,543
Additional paid-in capital	3,602	3,217
Retained earnings	409,092	377,731
Accumulated other comprehensive income (loss)	(58,104)	(43,341)
Total Stockholders’ Equity	382,181	365,150
Total Liabilities and Stockholders’ Equity	$3,367,551	$3,350,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$33,234	$30,612	$97,013	$88,383
Interest on securities	5,671	5,425	17,293	15,428
Interest on deposits in other banks	1,861	2,079	4,892	6,803
Dividends on stock	31	33	66	73
Total Interest and Dividend Income	40,797	38,149	119,264	110,687
INTEREST EXPENSE
Interest on deposits	10,914	11,263	32,010	33,372
Total Interest Expense	10,914	11,263	32,010	33,372
Net Interest Income	29,883	26,886	87,254	77,315
Provision for credit losses	500	650	2,000	1,550
Net Interest Income After Provision for Credit Losses	29,383	26,236	85,254	75,765
NONINTEREST INCOME
Service charges on deposit accounts	1,430	1,442	4,213	4,160
Debit card income, net	1,062	852	3,045	2,925
Mortgage loan income	698	652	2,231	1,749
Brokerage income	1,015	1,131	2,827	3,446
Loan and deposit income	456	393	1,475	1,270
Bank-owned life insurance income	241	224	697	661
Gain (Loss) on equity securities	(113)	28	(144)	82
Gain (Loss) on sale and call of securities	—	—	(22)	—
SBIC income (loss)	112	(75)	(283)	252
Other income (loss)	23	378	155	470
Total Noninterest Income	4,924	5,025	14,194	15,015
OPERATING EXPENSES
Personnel expenses	10,917	10,511	32,145	30,750
Occupancy and equipment expenses	1,939	1,846	5,758	5,394
Technology expenses	978	831	2,796	2,486
Advertising	344	293	995	911
Other business development expenses	600	531	1,790	1,544
Data processing expense	783	724	1,918	1,734
Other taxes	559	604	1,671	1,825
Loan and deposit expenses	426	356	771	816
Legal and professional expenses	487	605	1,621	1,849
Regulatory assessment expenses	450	430	1,275	1,209
Other operating expenses	1,211	1,158	3,490	3,326
Total Operating Expenses	18,694	17,889	54,230	51,844
Income Before Income Tax Expense	15,613	13,372	45,218	38,936
Income tax expense	3,050	2,571	8,921	7,587
Net Income	$12,563	$10,801	$36,297	$31,349
EARNINGS PER SHARE
Basic	$1.91	$1.63	$5.51	$4.67
Diluted	$1.90	$1.63	$5.49	$4.65
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$12,563	$10,801	$36,297	$31,349
Other comprehensive income (loss):
Unrealized net gain (loss) on securities arising during period	(17,310)	14,068	(19,653)	16,219
Tax effect	3,636	(2,955)	4,128	(3,406)
(Gain) Loss on sale and call of securities included in net income	—	—	22	—
Tax effect	—	—	(5)	—
Change in unrealized net loss on securities transferred to held-to-maturity	327	347	943	1,007
Tax effect	(69)	(73)	(198)	(212)
Total other comprehensive income (loss)	(13,416)	11,387	(14,763)	13,608
Comprehensive Income (Loss)	$(853)	$22,188	$21,534	$44,957
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2024	6,777,238	$38,655	$2,777	$338,554	$(60,247)	$319,739
Net income	—	—	—	10,352	—	10,352
Stock incentive plan	—	—	94	—	—	94
Forfeiture of restricted shares of common stock	(575)	—	—	—	—	—
Issuance of shares of common stock as board compensation	994	55	—	—	—	55
Cash dividend - $0.12 per share	—	—	—	(813)	—	(813)
Other comprehensive income (loss)	—	—	—	—	3,889	3,889
Balance as of March 31, 2025	6,777,657	$38,710	$2,871	$348,093	$(56,358)	$333,316
Net income	—	—	—	10,196	—	10,196
Stock incentive plan	—	—	121	—	—	121
Forfeiture of restricted shares of common stock	(400)	—	—	—	—	—
Issuance of restricted shares of common stock through stock incentive plan	11,100	—	—	—	—	—
Repurchase of common stock, including excise tax	(111,748)	(5,814)	—	—	—	(5,814)
Cash dividend - $0.12 per share	—	—	—	(801)	—	(801)
Other comprehensive income (loss)	—	—	—	—	(1,668)	(1,668)
Balance as of June 30, 2025	6,676,609	$32,896	$2,992	$357,488	$(58,026)	$335,350
Net income	—	—	—	10,801	—	10,801
Stock incentive plan	—	—	113	—	—	113
Repurchase of common stock, including excise tax	(100,000)	(5,353)	—	—	—	(5,353)
Cash dividend - $0.15 per share	—	—	—	(987)	—	(987)
Other comprehensive income (loss)	—	—	—	—	11,387	11,387
Balance as of September 30, 2025	6,576,609	$27,543	$3,105	$367,302	$(46,639)	$351,311
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands, except per share amounts)	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2025	6,576,609	$27,543	$3,217	$377,731	$(43,341)	$365,150
Net income	—	—	—	11,971	—	11,971
Stock incentive plan	—	—	112	—	—	112
Issuance of shares of common stock as board compensation	577	48	—	—	—	48
Cash dividend - $0.25 per share	—	—	—	(1,644)	—	(1,644)
Other comprehensive income (loss)	—	—	—	—	(2,311)	(2,311)
Balance as of March 31, 2026	6,577,186	$27,591	$3,329	$388,058	$(45,652)	$373,326
Net income	—	—	—	11,763	—	11,763
Stock incentive plan	—	—	144	—	—	144
Forfeiture of restricted shares of common stock	(1,640)	—	—	—	—	—
Issuance of restricted shares of common stock through stock incentive plan	9,150	—	—	—	—	—
Cash dividend - $0.25 per share	—	—	—	(1,646)	—	(1,646)
Other comprehensive income (loss)	—	—	—	—	964	964
Balance as of June 30, 2026	6,584,696	$27,591	$3,473	$398,175	$(44,688)	$384,551
Net income	—	—	—	12,563	—	12,563
Stock incentive plan	—	—	129	—	—	129
Forfeiture of restricted shares of common stock	(590)	—	—	—	—	—
Cash dividend - $0.25 per share	—	—	—	(1,646)	—	(1,646)
Other comprehensive income (loss)	—	—	—	—	(13,416)	(13,416)
Balance as of September 30, 2026	6,584,106	$27,591	$3,602	$409,092	$(58,104)	$382,181
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,297	$31,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,159	2,057
Amortization	699	590
Share-based compensation earned	385	328
Share-based board compensation earned	38	47
Net (accretion) amortization on securities AFS	764	801
Net (accretion) amortization on securities HTM	(921)	(980)
(Gain) Loss on sale and call of securities	22	—
(Gain) Loss on equity securities	144	(82)
(Gain) Loss on other real estate and foreclosed assets	99	48
(Gain) Loss on disposal of premises and equipment	(30)	(12)
Provision for credit losses	2,000	1,550
Deferred income tax (benefit) expense	(580)	(460)
Net (increase) decrease in loans HFS	1,449	(713)
Net (increase) decrease in accrued interest receivable	449	(233)
Net (increase) decrease in BOLI	(697)	(661)
Net increase (decrease) in accrued interest payable	(59)	(902)
Net increase (decrease) in accrued income taxes payable	(92)	(23)
Other operating activities, net	3,293	1,497
Net cash provided by (used in) operating activities	45,419	34,201
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities AFS:
Sales	2,019	—
Maturities, principal repayments, and calls	85,428	75,580
Purchases	(62,125)	(146,693)
Activity in securities HTM:
Maturities, principal repayments, and calls	7,618	7,923
Capital contribution in partnerships	(399)	(125)
Return of capital in partnerships	450	908
Net (increase) decrease in loans HFI	(75,360)	(99,027)
Proceeds from sales of foreclosed assets	89	470
Proceeds from sales of premises and equipment	866	12
Insurance proceeds from premises and equipment	30	—
Purchases of premises and equipment	(5,569)	(1,189)
Net cash provided by (used in) investing activities	(46,953)	(162,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,874)	33,677
Repurchase of common stock, excluding excise tax	—	(11,056)
Cash dividends	(4,936)	(2,601)
Net cash provided by (used in) financing activities	(6,810)	20,020
Net change in cash and cash equivalents	(8,344)	(107,920)
Cash and cash equivalents - beginning of period	213,392	268,975
Cash and cash equivalents - end of period	$205,048	$161,055
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED RIVER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$32,069	$34,274
Federal income taxes	$9,395	$8,060
State income taxes	$24	$19
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$269	$487
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
2.    Securities
Securities are classified as AFS, HTM, and equity securities. Total securities were $720.4 million as of September 30, 2026.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2026, the estimated fair value of securities AFS was $601.6 million. The net unrealized loss on securities AFS increased $19.6 million for the nine months ended September 30, 2026, resulting in a net unrealized loss of $62.8 million as of September 30, 2026.
Securities HTM, which the Company has the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2026, the amortized cost of securities HTM was $115.9 million.

Investment activity for the nine months ended September 30, 2026, included $93.0 million in maturities, principal repayments, and calls, and $2.0 million in sales, partially offset by $62.1 million of securities purchased. There were no purchases or sales of securities HTM for the same period.
The amortized cost and estimated fair value of securities AFS and securities HTM are summarized in the following tables:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$417,239	$248	$(24,269)	$393,218
Municipal bonds	190,532	—	(37,662)	152,870
U.S. agency securities	56,606	40	(1,163)	55,483
Total Securities AFS	$664,377	$288	$(63,094)	$601,571

Securities HTM:
Mortgage-backed securities	$114,972	$—	$(21,653)	$93,319
U.S. agency securities	950	—	(89)	861
Total Securities HTM	$115,922	$—	$(21,742)	$94,180

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371

The amortized cost and estimated fair value of securities AFS and securities HTM as of September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2026
(in thousands)	Amortized Cost	Fair Value
Securities AFS:
Within one year	$7,532	$7,443
After one year but within five years	19,494	18,674
After five years but within ten years	162,282	147,969
After ten years	475,069	427,485
Total Securities AFS	$664,377	$601,571

Securities HTM:
Within one year	$—	$—
After one year but within five years	950	861
After five years but within ten years	—	—
After ten years	114,972	93,319
Total Securities HTM	$115,922	$94,180
Accounting for Credit Losses – Securities AFS and Securities HTM
The Company evaluates securities AFS for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the evaluation of the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of September 30, 2026 and December 31, 2025. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities, and it is more likely than not that the Company will not have to sell these securities before each security has recovered its amortized cost basis.
Due to the zero credit loss assumption on the securities HTM portfolio, there was no ACL recorded for securities HTM as of September 30, 2026 and December 31, 2025.
For securities AFS and securities HTM, accrued interest receivable totaled $3.0 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.

Information pertaining to securities AFS with gross unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is described as follows:

	September 30, 2026
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(3,611)	$184,726	$(20,658)	$165,030
Municipal bonds	(594)	10,686	(37,068)	142,185
U.S. agency securities	(1)	1,999	(1,162)	34,798
Total Securities AFS	$(4,206)	$197,411	$(58,888)	$342,013

	December 31, 2025
	Less than twelve months		Twelve months or more
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$(313)	$81,682	$(18,236)	$166,631
Municipal bonds	(14)	3,330	(25,297)	163,876
U.S. agency securities	(26)	16,972	(1,168)	36,542
Total Securities AFS	$(353)	$101,984	$(44,701)	$367,049
As of September 30, 2026, the Company held 539 securities AFS that were in unrealized loss positions. The aggregate unrealized loss of these securities AFS as of September 30, 2026, was 9.50% of the amortized cost basis of securities AFS.
The proceeds from sales and calls of debt securities and their gross gain (loss) for the three and nine months ended September 30, 2026 and 2025, are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Proceeds (1)	$—	$—	$2,019	$—
Gross gain	$—	$—	$—	$—
Gross loss	$—	$—	$22	$—
(1)The proceeds include the gross gain and loss.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of September 30, 2026, equity securities had a fair value of $2.9 million with a recognized loss of $144,000 for the nine months ended September 30, 2026. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025.
Pledged Securities
Securities with carrying values of approximately $208.2 million and $228.0 million were used as collateral as of September 30, 2026 and December 31, 2025, respectively.

3.    Loans and Asset Quality
Loans
Loans HFI by category and loans HFS are summarized below:

(in thousands)	September 30, 2026	December 31, 2025
Real estate:
Commercial real estate	$953,660	$920,294
One-to-four family residential	647,035	628,762
Construction and development	223,825	221,214
Commercial and industrial	424,080	392,824
Tax-exempt	48,640	57,541
Consumer	26,240	28,034
Total loans HFI	$2,323,480	$2,248,669
Total loans HFS	$1,699	$3,148
Accrued interest receivable on loans HFI totaled $7.5 million and $7.8 million as of September 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the accompanying consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an ACL on all loans that reflects management’s estimate of expected credit losses for the full life of the loan portfolio.
The following table summarizes the activity in the ACL by category for the nine months ended September 30, 2026:

(in thousands)	Beginning Balance December 31, 2025	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance September 30, 2026
Real estate:
Commercial real estate	$9,359	$754	$—	$—	$10,113
One-to-four family residential	6,962	603	(72)	—	7,493
Construction and development	1,751	(56)	—	—	1,695
Commercial and industrial	4,939	468	(117)	96	5,386
Tax-exempt	91	(9)	—	—	82
Consumer	297	240	(263)	76	350
Total allowance for credit losses	$23,399	$2,000	$(452)	$172	$25,119
The following table summarizes the activity in the ACL by category for the nine months ended September 30, 2025:

(in thousands)	Beginning Balance December 31, 2024	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance September 30, 2025
Real estate:
Commercial real estate	$9,047	$167	$(19)	$—	$9,195
One-to-four family residential	6,452	368	(26)	14	6,808
Construction and development	1,653	308	(250)	—	1,711
Commercial and industrial	4,123	621	(69)	16	4,691
Tax-exempt	103	(8)	—	—	95
Consumer	353	94	(228)	82	301
Total allowance for credit losses	$21,731	$1,550	$(592)	$112	$22,801

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2026:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$142	$—	$142
One-to-four family residential	368	2,275	2,643
Construction and development	65	—	65
Commercial and industrial	—	183	183
Tax-exempt	—	—	—
Consumer	—	3	3
Total loans HFI	$575	$2,461	$3,036
For the three and nine months ended September 30, 2026, interest income of $2,000 and $111,000, respectively, was recognized in the consolidated statements of income on nonaccrual loans.
The following table presents nonaccrual loans as of December 31, 2025:

(in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual
Real estate:
Commercial real estate	$—	$—	$—
One-to-four family residential	294	1,723	2,017
Construction and development	—	1,189	1,189
Commercial and industrial	—	19	19
Tax-exempt	—	—	—
Consumer	56	—	56
Total loans HFI	$350	$2,931	$3,281
No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three and nine months ended September 30, 2025.
The following table presents the aging analysis of the past due loans and loans 90 days or more past due and still accruing interest by loan category as of September 30, 2026:

	Past Due
(in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total Loans HFI	90 Days or More Past Due and Accruing
Real estate:
Commercial real estate	$2,478	$87	$2,413	$948,682	$953,660	$2,413
One-to-four family residential	377	972	1,782	643,904	647,035	—
Construction and development	34	—	—	223,791	223,825	—
Commercial and industrial	36	203	150	423,691	424,080	16
Tax-exempt	—	—	—	48,640	48,640	—
Consumer	21	2	38	26,179	26,240	36
Total loans HFI	$2,946	$1,264	$4,383	$2,314,887	$2,323,480	$2,465

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
Loan Modifications
Modifications are made to a borrower experiencing financial difficulty, and the modified terms are in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension in the current reporting period. For the periods ended September 30, 2026 and 2025, modifications were made to certain borrowers by granting term extensions. These term extensions were not significant to the consolidated financial statements.

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

As of September 30, 2026, the Company had no loans classified as doubtful or loss. The following table summarizes loans by risk rating and year of origination as of September 30, 2026, and gross charge-offs for the nine months ended September 30, 2026:

	Year of Origination
(in thousands)	2026	2025	2024	2023	2022	Prior Years	Revolving Lines	Total
Real estate:
Commercial real estate
Pass	$152,003	$144,883	$141,402	$77,087	$185,035	$210,641	$21,933	$932,984
Special Mention	4,453	—	—	—	6,921	2,017	—	13,391
Substandard	—	—	1,691	1,150	2,020	2,424	—	7,285
Total	$156,456	$144,883	$143,093	$78,237	$193,976	$215,082	$21,933	$953,660

One-to-four family residential
Pass	$89,949	$96,988	$59,939	$76,993	$89,469	$199,105	$27,986	$640,429
Special Mention	—	—	—	—	1,300	—	—	1,300
Substandard	—	492	246	1,243	788	1,769	768	5,306
Total	$89,949	$97,480	$60,185	$78,236	$91,557	$200,874	$28,754	$647,035

Construction and development
Pass	$48,321	$91,370	$28,712	$41,979	$5,442	$1,868	$5,893	$223,585
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	65	175	—	240
Total	$48,321	$91,370	$28,712	$41,979	$5,507	$2,043	$5,893	$223,825

Commercial and industrial
Pass	$125,195	$74,122	$31,707	$20,023	$13,739	$11,621	$145,257	$421,664
Special Mention	—	160	—	—	673	—	493	1,326
Substandard	76	751	130	—	88	—	45	1,090
Total	$125,271	$75,033	$31,837	$20,023	$14,500	$11,621	$145,795	$424,080

Tax-exempt
Pass	$—	$—	$510	$2,069	$11,327	$34,734	$—	$48,640
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$—	$510	$2,069	$11,327	$34,734	$—	$48,640

Consumer
Pass	$9,756	$6,755	$2,582	$2,586	$861	$160	$3,532	$26,232
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	—	3	—	—	—	—	8
Total	$9,761	$6,755	$2,585	$2,586	$861	$160	$3,532	$26,240

Total loans HFI	$429,758	$415,521	$266,922	$223,130	$317,728	$464,514	$205,907	$2,323,480

Gross charge-offs	$9	$19	$83	$84	$—	$6	$251	$452

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the customer’s ability to repay. As of September 30, 2026 and December 31, 2025, unfunded loan commitments totaled approximately $593.2 million and $545.7 million, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. As of September 30, 2026 and December 31, 2025, commitments under standby letters of credit totaled approximately $14.7 million and $14.5 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company estimates expected credit losses for unfunded commitments over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within accrued expenses and other liabilities on the consolidated balance sheets, and the related provision is recorded in provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded commitment balance to obtain the reserve amount. As of September 30, 2026 and December 31, 2025, the reserve on unfunded commitments was $642,000.
The following table summarizes the reserve for unfunded commitments for the periods indicated:

	As of and For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Reserve for unfunded commitments at beginning of period	$642	$642
Provision for credit losses	—	—
Reserve for unfunded commitments at end of period	$642	$642
4.    Deposits
Deposits were $2.96 billion as of September 30, 2026 and December 31, 2025. The $1.9 million decrease was impacted by the seasonal outflow of funds from public entity customers and customer income tax payments and offset by higher commercial deposit balances. Deposits are summarized below:

(in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand deposits	$915,626	$913,868
Interest-bearing deposits:
Interest-bearing demand deposits	197,619	198,724
NOW accounts	443,659	490,376
Money market accounts	620,283	580,949
Savings accounts	174,828	168,889
Time deposits less than or equal to $250,000	399,187	407,539
Time deposits greater than $250,000	210,336	203,067
Total interest-bearing deposits	$2,045,912	$2,049,544
Total deposits	$2,961,538	$2,963,412
Collateral for Deposits
As of September 30, 2026 and December 31, 2025, securities and FHLB letters of credit with values of approximately $213.1 million and $302.4 million, respectively, were pledged as collateral to secure public entity deposits.
5.    Other Borrowed Funds
The Company has established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under these agreements.
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
Foreclosed Assets: Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and adjusted for estimated selling costs (Level 2). However, foreclosed assets are considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market, and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.

Fair Value of Assets Measured on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Loans HFS	$1,699	$—	$1,699	$—
Securities AFS:
Mortgage-backed securities	$393,218	$—	$393,218	$—
Municipal bonds	$152,870	$—	$152,870	$—
U.S. agency securities	$55,483	$—	$55,483	$—
Equity securities	$2,887	$2,887	$—	$—

December 31, 2025
Loans HFS	$3,148	$—	$3,148	$—
Securities AFS:
Mortgage-backed securities	$410,029	$—	$410,029	$—
Municipal bonds	$171,300	$—	$171,300	$—
U.S. agency securities	$65,981	$—	$65,981	$—
Equity securities	$3,031	$3,031	$—	$—
There were no transfers between Level 1, 2, or 3 during the nine months ended September 30, 2026 or the year ended December 31, 2025.
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
The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Carrying value of collateral dependent loans before allowance	$4,834	$9,797
Specific allowance	(201)	(845)
Fair value of collateral dependent loans	$4,633	$8,952
The Company had no financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.
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
The following table presents foreclosed assets that were remeasured and reported at fair value as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$144	$40
Charge-offs	(28)	(4)
Fair value of foreclosed assets	$116	$36
There were no foreclosed assets that were remeasured subsequent to initial recognition as of September 30, 2026 and December 31, 2025.

The Company had no nonfinancial liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.
The unobservable inputs used for the Level 3 fair value measurements on a nonrecurring basis were as follows:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Discount Ranges	Weighted Average Discount
September 30, 2026
Collateral dependent loans	$16,416	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	4.15%
Foreclosed assets	$116	Discounted appraisals	Collateral discounts and costs to sell	0% - 40%	24.00%

December 31, 2025
Collateral dependent loans	$14,409	Discounted appraisals	Collateral discounts and costs to sell	0% - 100%	6.04%
Foreclosed assets	$36	Discounted appraisals	Collateral discounts and costs to sell	0% - 12%	11.11%

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments as of September 30, 2026 and December 31, 2025, were as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Cash and due from banks	$29,044	$29,044	$29,044	$—	$—
Interest-bearing deposits in other banks	$176,004	$176,004	$176,004	$—	$—
Securities AFS	$601,571	$601,571	$—	$601,571	$—
Securities HTM	$115,922	$94,180	$—	$94,180	$—
Equity securities	$2,887	$2,887	$2,887	$—	$—
Nonmarketable equity securities	$2,459	$2,459	$—	$2,459	$—
Loans HFS	$1,699	$1,699	$—	$1,699	$—
Loans HFI, net of allowance	$2,298,361	$2,246,143	$—	$—	$2,246,143
Accrued interest receivable	$10,682	$10,682	$—	$—	$10,682
Financial liabilities:
Deposits	$2,961,538	$2,956,884	$—	$2,956,884	$—
Accrued interest payable	$6,069	$6,069	$—	$6,069	$—

December 31, 2025
Financial assets:
Cash and due from banks	$25,685	$25,685	$25,685	$—	$—
Interest-bearing deposits in other banks	$187,707	$187,707	$187,707	$—	$—
Securities AFS	$647,310	$647,310	$—	$647,310	$—
Securities HTM	$122,619	$104,371	$—	$104,371	$—
Equity securities	$3,031	$3,031	$3,031	$—	$—
Nonmarketable equity securities	$2,407	$2,407	$—	$2,407	$—
Loans HFS	$3,148	$3,148	$—	$3,148	$—
Loans HFI, net of allowance	$2,225,270	$2,151,923	$—	$—	$2,151,923
Accrued interest receivable	$11,131	$11,131	$—	$—	$11,131
Financial liabilities:
Deposits	$2,963,412	$2,961,310	$—	$2,961,310	$—
Accrued interest payable	$6,128	$6,128	$—	$6,128	$—
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
Basel III Capital Requirements
The Company and the Bank are subject to Basel III capital guidelines. Basel III requires the Company and the Bank to maintain certain minimum ratios to meet capital adequacy requirements. It is management’s belief that, as of September 30, 2026, both the Company and the Bank met all capital adequacy requirements under Basel III. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed capital adequacy requirements. Management believes that, as of September 30, 2026, the Bank is well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios for the Company as of September 30, 2026 and December 31, 2025, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

	Actual		Basel III Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2026
Total Risk-Based Capital	$464,500	18.72%	$260,521	10.50%
Tier I Risk-Based Capital	$438,739	17.68%	$210,898	8.50%
Common Equity Tier I Capital	$438,739	17.68%	$173,681	7.00%
Tier I Leverage Capital	$438,739	12.82%	$136,899	4.00%

December 31, 2025
Total Risk-Based Capital	$430,986	18.03%	$250,995	10.50%
Tier I Risk-Based Capital	$406,945	17.02%	$203,186	8.50%
Common Equity Tier I Capital	$406,945	17.02%	$167,330	7.00%
Tier I Leverage Capital	$406,945	12.21%	$133,321	4.00%
Capital amounts and ratios for the Bank as of September 30, 2026 and December 31, 2025, are presented in the following table (Basel III Minimum includes the capital conservation buffer):

			Regulatory Requirements
	Actual		Basel III Minimum		Well-Capitalized(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total Risk-Based Capital	$454,686	18.33%	$260,432	10.50%	$248,030	10.00%
Tier I Risk-Based Capital	$428,925	17.29%	$210,826	8.50%	$198,424	8.00%
Common Equity Tier I Capital	$428,925	17.29%	$173,621	7.00%	$161,220	6.50%
Tier I Leverage Capital	$428,925	12.54%	$136,850	4.00%	$171,063	5.00%

December 31, 2025
Total Risk-Based Capital	$421,929	17.66%	$250,916	10.50%	$238,968	10.00%
Tier I Risk-Based Capital	$397,888	16.65%	$203,123	8.50%	$191,174	8.00%
Common Equity Tier I Capital	$397,888	16.65%	$167,277	7.00%	$155,329	6.50%
Tier I Leverage Capital	$397,888	11.94%	$133,274	4.00%	$166,593	5.00%
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
As of September 30, 2026, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.
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
For the three and nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock under the stock repurchase program. As of September 30, 2026, the Company had $10.0 million available for repurchasing its common stock under the 2026 stock repurchase program.
Effective January 1, 2023, stock repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.
AOCI - Transfer of Unrealized Gain (Loss) of Securities AFS and HTM
In 2022, the Company reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2026, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $10.7 million, of which $8.5 million, net of tax, was included in AOCI.
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
The computations of basic and diluted earnings per common share for the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share amounts)	2026	2025	2026	2025
Numerator:
Net income - basic	$12,563	$10,801	$36,297	$31,349
Net income - diluted	$12,563	$10,801	$36,297	$31,349

Denominator:
Weighted average shares outstanding - basic	6,584,119	6,616,826	6,581,962	6,710,902
Plus: Effect of Director Compensation Program	105	185	375	717
Plus: Effect of restricted stock	27,603	23,828	27,603	23,828
Weighted average shares outstanding - diluted	6,611,827	6,640,839	6,609,940	6,735,447

Earnings per common share:
Basic	$1.91	$1.63	$5.51	$4.67
Diluted	$1.90	$1.63	$5.49	$4.65

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
Financial results for the banking operations segment are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest and dividend income	$40,797	$38,149	$119,264	$110,687
Interest expense	10,914	11,263	32,010	33,372
Provision for credit losses	500	650	2,000	1,550
Noninterest income	4,924	5,025	14,194	15,015
Depreciation and amortization	989	918	2,858	2,647
Other operating expenses	17,705	16,971	51,372	49,197
Income before income tax expense	$15,613	$13,372	$45,218	$38,936
Income tax expense	3,050	2,571	8,921	7,587
Segment net income	$12,563	$10,801	$36,297	$31,349
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$12,563	$10,801	$36,297	$31,349
Banking operations segment assets were $3.37 billion and $3.35 billion as of September 30, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Red River Bancshares, Inc. on a consolidated basis from December 31, 2025 through September 30, 2026, and on our results of operations for the quarters ended September 30, 2026 and June 30, 2026, and for the nine months ended September 30, 2026 and September 30, 2025.
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
THIRD QUARTER 2026 FINANCIAL AND OPERATIONAL HIGHLIGHTS
The third quarter of 2026 financial results included record-high quarterly net income and EPS along with increased loans, deposits, and assets. We also completed our New Orleans market banking center relocation project and continued to execute our plan to expand organically.
•Net income for the third quarter of 2026 was $12.6 million, or $1.90 diluted EPS, an increase of $800,000, or 6.8%, compared to $11.8 million, or $1.78 diluted EPS, for the second quarter of 2026. Net income for the third quarter benefited from a $916,000 increase in net interest income.
•For the third quarter of 2026, the return on assets was 1.48%, and the return on equity was 12.84%.
•Net interest income increased $916,000, or 3.2%, mainly as a result of higher earning asset balances and one more accrual day in the quarter. Net interest margin FTE was consistent at 3.61% for the third quarter of 2026 and for the prior quarter.
•As of September 30, 2026, assets were $3.37 billion, an increase of $56.2 million, or 1.7%, from $3.31 billion as of June 30, 2026, as a result of a $56.5 million increase in deposits.
•Deposits totaled $2.96 billion as of September 30, 2026, an increase of $56.5 million, or 1.9%, from $2.91 billion as of June 30, 2026. This increase was primarily due to higher commercial deposit account balances.
•As of September 30, 2026, loans HFI were $2.32 billion, an increase of $59.5 million, or 2.6%, from $2.26 billion as of June 30, 2026. In the third quarter of 2026, new loan originations and construction commitment fundings exceeded payments and payoffs.
•In the third quarter of 2026, NPAs increased $3.0 million, or 113.4%, to $5.6 million, or 0.17% of assets, as of September 30, 2026, primarily due to a commercial relationship that we are actively working to resolve. The provision for loan losses was lower in the third quarter of 2026 compared to the previous quarter.
•We paid a quarterly cash dividend of $0.25 per common share in the third quarter of 2026.
•The 2026 stock repurchase program authorizes us to purchase up to $10.0 million of our outstanding shares of common stock from January 1, 2026 through December 31, 2026. There was no stock repurchase activity between January 1, 2026 and September 30, 2026. As of September 30, 2026, the 2026 stock repurchase program had $10.0 million of available capacity.
•We continued to implement our organic expansion plan with the following projects:
◦In the New Orleans market, we completed our banking center relocation project. We remodeled a portion of the ground floor of the Energy Centre Building on Poydras Street. On July 20, 2026, we relocated the Baronne Street retail banking center and the New Orleans market leadership and lenders to this updated, convenient, and visible location.
◦In the Acadiana market, construction is in process on our second full-service banking center in this market, located on Camellia Boulevard in Lafayette, Louisiana. We expect this location to open in the first quarter of 2027.
◦On October 22, 2026, we purchased a former credit union building located on Gause Boulevard E. in Slidell, Louisiana. We expect to open this location in the first quarter of 2027 as the Bank’s first full-service banking center location in Slidell and our second in the Northshore market.
•In the third quarter of 2026, S&P Global Market Intelligence ranked the Bank within the top 50 best deposit franchises as of June 30, 2026, for banks with assets between $3.0 and $10.0 billion.
The following tables contain selected financial information regarding our financial position and performance as of and for the periods indicated:

	As of		Change from December 31, 2025 to September 30, 2026
(in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Selected Period End Balance Sheet Data:
Total assets	$3,367,551	$3,350,910	16,641	0.5%
Interest-bearing deposits in other banks	$176,004	$187,707	(11,703)	(6.2%)
Securities available-for-sale, at fair value	$601,571	$647,310	(45,739)	(7.1%)
Securities held-to-maturity, at amortized cost	$115,922	$122,619	(6,697)	(5.5%)
Loans held for investment	$2,323,480	$2,248,669	74,811	3.3%
Total deposits	$2,961,538	$2,963,412	(1,874)	(0.1%)
Total stockholders’ equity	$382,181	$365,150	17,031	4.7%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income	$12,563	$11,763	$10,801	$36,297	$31,349

Per Common Share Data:
Earnings per share, basic	$1.91	$1.79	$1.63	$5.51	$4.67
Earnings per share, diluted	$1.90	$1.78	$1.63	$5.49	$4.65
Book value per share	$58.05	$58.40	$53.42	$58.05	$53.42
Tangible book value per share(1,2)	$57.81	$58.17	$53.18	$57.81	$53.18
Realized book value per share(1,3)	$66.87	$65.19	$60.51	$66.87	$60.51
Cash dividends per share	$0.25	$0.25	$0.15	$0.75	$0.39
Shares outstanding	6,584,106	6,584,696	6,576,609	6,584,106	6,576,609
Weighted average shares outstanding, basic	6,584,119	6,584,696	6,616,826	6,581,962	6,710,902
Weighted average shares outstanding, diluted	6,611,827	6,615,135	6,640,839	6,609,940	6,735,447

Summary Performance Ratios:
Return on average assets	1.48%	1.43%	1.34%	1.45%	1.32%
Return on average equity	12.84%	12.41%	12.62%	12.73%	12.58%
Net interest margin	3.56%	3.56%	3.38%	3.53%	3.29%
Net interest margin FTE(4)	3.61%	3.61%	3.43%	3.58%	3.34%
Efficiency ratio(5)	53.71%	54.25%	56.06%	53.46%	56.15%
Loans HFI to deposits ratio	78.46%	77.93%	76.55%	78.46%	76.55%
Noninterest-bearing deposits to deposits ratio	30.92%	31.34%	32.37%	30.92%	32.37%
Noninterest income to average assets	0.58%	0.58%	0.62%	0.57%	0.63%
Operating expense to average assets	2.20%	2.22%	2.22%	2.17%	2.18%

Summary Credit Quality Ratios:
NPAs to assets	0.17%	0.08%	0.08%	0.17%	0.08%
Nonperforming loans to loans HFI	0.24%	0.11%	0.11%	0.24%	0.11%
ACL to loans HFI	1.08%	1.09%	1.05%	1.08%	1.05%
Net charge-offs to average loans	0.01%	0.00%	0.00%	0.01%	0.02%

Capital Ratios:
Stockholders’ equity to assets	11.35%	11.61%	10.93%	11.35%	10.93%
Tangible common equity to tangible assets(1,6)	11.31%	11.57%	10.89%	11.31%	10.89%
Total risk-based capital to risk-weighted assets	18.72%	18.76%	18.18%	18.72%	18.18%
Tier I risk-based capital to risk-weighted assets	17.68%	17.71%	17.17%	17.68%	17.17%
Common equity Tier I capital to risk-weighted assets	17.68%	17.71%	17.17%	17.68%	17.17%
Tier I risk-based capital to average assets	12.82%	12.77%	12.17%	12.82%	12.17%
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

RESULTS OF OPERATIONS
Net income for the third quarter of 2026 was $12.6 million, or $1.90 diluted EPS, an increase of $800,000, or 6.8%, compared to $11.8 million, or $1.78 diluted EPS, for the second quarter of 2026. The increase in net income was due to a $916,000 increase in net interest income, a $250,000 decrease in the provision for credit losses, and a $186,000 increase in noninterest income, partially offset by a $408,000 increase in operating expenses and a $144,000 increase in income tax expense. The return on assets for the third quarter of 2026 was 1.48%, compared to 1.43% for the second quarter of 2026. The return on equity was 12.84% for the third quarter of 2026, compared to 12.41% for the second quarter of 2026. Our efficiency ratio for the third quarter of 2026 was 53.71%, compared to 54.25% for the second quarter of 2026.
Net income for the nine months ended September 30, 2026, was $36.3 million, or $5.49 diluted EPS, an increase of $4.9 million, or 15.8%, compared to $31.3 million, or $4.65 diluted EPS, for the nine months ended September 30, 2025. The increase in net income was due to a $9.9 million increase in net interest income, partially offset by a $2.4 million increase in operating expenses, a $1.3 million increase in income tax expense, an $821,000 decrease in noninterest income, and a $450,000 increase in the provision for credit losses. The return on assets for the nine months ended September 30, 2026, was 1.45%, compared to 1.32% for the nine months ended September 30, 2025. The return on equity was 12.73% for the nine months ended September 30, 2026, compared to 12.58% for the nine months ended September 30, 2025. Our efficiency ratio for the nine months ended September 30, 2026, was 53.46%, compared to 56.15% for the nine months ended September 30, 2025.
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
In the first half of 2025, the target range for the federal funds rate was consistent at 4.25%-4.50%. In the second half of 2025, the FOMC decreased the federal funds rate by 25 bps in the third quarter and an additional 50 bps in the fourth quarter, reducing the target federal funds range to 3.50%-3.75%. During 2026, the target range for the federal funds rate was unchanged until September 2026, when the FOMC increased the rate by 25 bps, resulting in a range of 3.75%-4.00%. The average effective federal funds rate was 3.67% for the third quarter of 2026, compared to 3.63% for the second quarter of 2026. For the nine months ended September 30, 2026, the average effective federal funds rate was 3.65%, compared to 4.32% for the nine months ended September 30, 2025. Net interest income increased and net interest margin FTE was consistent in the third quarter of 2026, compared to the prior quarter. Also, net interest income and net interest margin FTE increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Third Quarter of 2026 vs. Second Quarter of 2026
Net interest income for the third quarter of 2026 was $29.9 million, which was $916,000, or 3.2%, higher than $29.0 million for the second quarter of 2026, due to a $1.5 million increase in interest and dividend income partially offset by a $558,000 increase in interest expense. The increase in interest and dividend income was driven by a $1.0 million increase in loan income due to higher average loan balances and yields and a $567,000 increase in income on short-term liquid assets, resulting mainly from higher average balances. The increase in interest expense was primarily due to adjusting selected deposit rates in response to rate competition, as well as higher interest-bearing transaction deposit balances.
The net interest margin FTE was 3.61% for the third quarter of 2026, which was consistent with the prior quarter. The net interest margin FTE was impacted by a higher yield on loans, offset by higher deposit costs. The average rate on new and renewed loans was 6.47% for the third quarter of 2026 and 6.38% for the prior quarter. The cost of deposits increased 3 bps to 1.46%, compared to 1.43% for the previous quarter, driven by higher deposit rates on interest-bearing transaction deposits. The net interest margin FTE improved slightly at the end of the third quarter as a result of the higher interest rate environment.
As of September 30, 2026, the target federal funds range was 3.75%-4.00%. The market’s expectation is that the federal funds range may increase by another 25 bps in the fourth quarter of 2026. During the fourth quarter of 2026, we project $93.8 million of fixed rate loans at 5.85% to mature, which we expect to redeploy into loans with higher rates. We have $529.5 million of floating rate loans at 6.24%, which we expect to reprice slightly higher. During the fourth quarter of 2026, we also expect to receive $24.0 million in securities cash flows at 3.64%, for which we are evaluating reinvestment options as we consider balance sheet management strategies and the forecasted interest rate environment. We project $190.7 million in time deposits at 3.37% to mature, which we expect to renew at higher rates. Selected transaction deposit rates could also be further adjusted in response to rate competition. As of September 30, 2026, floating rate loans were 22.8% of loans HFI, and floating rate transaction deposits were 8.9% of interest-bearing transaction deposits. Depending on balance sheet activity, the interest rate environment, and competition, we expect net interest income and net interest margin FTE to increase slightly in the fourth quarter of 2026.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the three months ended September 30, 2026 and June 30, 2026:

	For the Three Months Ended
	September 30, 2026			June 30, 2026
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,299,635	$33,234	5.66%	$2,262,588	$32,234	5.64%
Securities - taxable	604,138	4,713	3.12%	620,153	4,808	3.10%
Securities - tax-exempt	178,077	958	2.15%	181,703	970	2.14%
Interest-bearing deposits in other banks	198,578	1,861	3.67%	141,318	1,294	3.63%
Nonmarketable equity securities	2,444	31	5.01%	2,427	17	2.81%
Total interest-earning assets	3,282,872	$40,797	4.88%	3,208,189	$39,323	4.86%
Allowance for credit losses	(25,022)			(24,334)
Noninterest-earning assets	116,272			120,368
Total assets	$3,374,122			$3,304,223
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,404,032	$5,691	1.61%	$1,349,934	$5,192	1.54%
Time deposits	608,435	5,223	3.41%	607,580	5,164	3.41%
Total interest-bearing deposits	2,012,467	10,914	2.15%	1,957,514	10,356	2.12%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	2,012,467	$10,914	2.15%	1,957,514	$10,356	2.12%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	950,293			945,138
Accrued interest and other liabilities	23,282			21,481
Total noninterest-bearing liabilities	973,575			966,619
Stockholders’ equity	388,080			380,090
Total liabilities and stockholders’ equity	$3,374,122			$3,304,223
Net interest income		$29,883			$28,967
Net interest spread			2.73%			2.74%
Net interest margin			3.56%			3.56%
Net interest margin FTE(3)			3.61%			3.61%
Cost of deposits			1.46%			1.43%
Cost of funds			1.32%			1.29%
(1)Includes average outstanding balances of loans HFS of $2.9 million and $4.7 million for the three months ended September 30, 2026 and June 30, 2026, respectively.
(2)Nonaccrual loans are included as loans carrying a zero yield.
(3)Net interest margin FTE includes an FTE adjustment using a 21.0% federal income tax rate on tax-exempt securities and tax-exempt loans.
Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
Net interest income for the nine months ended September 30, 2026 was $87.3 million, which was $9.9 million, or 12.9%, higher than $77.3 million for the nine months ended September 30, 2025. Net interest income increased due to an $8.6 million increase in interest and dividend income, combined with a $1.4 million decrease in interest expense.
The increase in interest and dividend income for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, was due to higher interest income on loans and securities, partially offset by a decrease in interest income on short-term liquid assets. Loan income increased $8.6 million due to higher average loan balances, combined with higher rates on new and renewed loans compared to the existing portfolio yield. Securities income increased $1.9 million primarily due to purchasing higher yielding securities, combined with higher average securities balances. Interest income on short-term liquid assets decreased $1.9 million due to the FOMC lowering the federal funds rate in the second half of 2025, combined with lower average balances on these assets.

Net interest margin FTE increased 24 bps to 3.58% for the nine months ended September 30, 2026, from 3.34% for the nine months ended September 30, 2025, primarily due to higher yields on securities and loans, combined with lower deposit costs. These positive variances were partially offset by a 73 bp decrease to the yield on short-term liquid assets, due to the FOMC lowering the federal funds rate in the second half of 2025.
The yield on securities increased 19 bps mainly due to purchasing $113.6 million of securities in the second half of 2025 and an additional $62.1 million of securities during the first nine months of 2026, at favorable rates. The yield on loans increased 13 bps due to higher rates on new and renewed loans compared to the existing portfolio yield. The cost of deposits decreased 13 bps to 1.45% for the nine months ended September 30, 2026, from 1.58% for the nine months ended September 30, 2025, due to a 21 bp decrease in the rate on interest-bearing deposits. Within total interest-bearing deposits, the rate on time deposits and interest-bearing transaction deposits decreased 26 and 15 bps, respectively. These decreases occurred as we adjusted rates on selected transaction and time deposits during the second half of 2025 in response to the federal funds rate decreases by the FOMC during that time.
The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yields earned and rates paid for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate	Average Balance Outstanding	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1,2)	$2,272,701	$97,013	5.63%	$2,121,894	$88,383	5.50%
Securities - taxable	617,853	14,393	3.11%	573,645	12,492	2.90%
Securities - tax-exempt	180,907	2,900	2.14%	187,210	2,936	2.09%
Interest-bearing deposits in other banks	177,271	4,892	3.64%	205,182	6,803	4.37%
Nonmarketable equity securities	2,427	66	3.64%	2,350	73	4.12%
Total interest-earning assets	3,251,159	$119,264	4.85%	3,090,281	$110,687	4.73%
Allowance for credit losses	(24,339)			(22,069)
Noninterest-earning assets	121,197			106,639
Total assets	$3,348,017			$3,174,851
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction deposits	$1,397,896	$16,440	1.57%	$1,308,321	$16,877	1.72%
Time deposits	607,995	15,570	3.42%	598,776	16,495	3.68%
Total interest-bearing deposits	2,005,891	32,010	2.13%	1,907,097	33,372	2.34%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	2,005,891	$32,010	2.13%	1,907,097	$33,372	2.34%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	937,804			910,743
Accrued interest and other liabilities	23,243			23,766
Total noninterest-bearing liabilities	961,047			934,509
Stockholders’ equity	381,079			333,245
Total liabilities and stockholders’ equity	$3,348,017			$3,174,851
Net interest income		$87,254			$77,315
Net interest spread			2.72%			2.39%
Net interest margin			3.53%			3.29%
Net interest margin FTE(3)			3.58%			3.34%
Cost of deposits			1.45%			1.58%
Cost of funds			1.32%			1.44%
(1)Includes average outstanding balances of loans HFS of $3.4 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026 vs. June 30, 2026			September 30, 2026 vs. September 30, 2025
	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)	Increase (Decrease) Due to Change in		Total Increase (Decrease)(1)
(in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$528	$472	$1,000	$6,284	$2,346	$8,630
Securities - taxable	(124)	29	(95)	963	938	1,901
Securities - tax-exempt	(19)	7	(12)	(99)	63	(36)
Interest-bearing deposits in other banks	525	42	567	(926)	(985)	(1,911)
Nonmarketable equity securities	—	14	14	2	(9)	(7)
Total interest-earning assets	$910	$564	$1,474	$6,224	$2,353	$8,577
Interest-bearing liabilities:
Interest-bearing transaction deposits	$208	$291	$499	$1,155	$(1,592)	$(437)
Time deposits	7	52	59	254	(1,179)	(925)
Total interest-bearing deposits	215	343	558	1,409	(2,771)	(1,362)
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$215	$343	$558	$1,409	$(2,771)	$(1,362)
Increase (decrease) in net interest income	$695	$221	$916	$4,815	$5,124	$9,939
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
The table below presents, for the periods indicated, the provision for credit losses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	Increase (Decrease)
Provision for credit losses	$500	$750	$(250)	(33.3%)
The provision for credit losses for the third quarter of 2026 was $500,000 for loans, which was $250,000 lower than the prior quarter. The decrease was driven by stable charge-off trends and steady local economic conditions affecting the ACL calculation, partially offset by an increase in NPAs related to a commercial relationship that we are actively working to resolve. The provision in the second quarter of 2026 was due to lingering impacts related to inflation and tariffs, geopolitical uncertainty, greater uncertainty with future labor market trends, and slight loan growth. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The table below presents, for the periods indicated, the provision for credit losses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	Increase (Decrease)
Provision for credit losses	$2,000	$1,550	$450	29.0%

The provision for credit losses for the nine months ended September 30, 2026 was $2.0 million for loans, an increase of $450,000, or 29.0%, from $1.6 million for the nine months ended September 30, 2025. The increase for the first nine months of 2026 was due to lingering impacts related to inflation and tariffs, geopolitical uncertainty, greater uncertainty with future labor market trends, and slight loan growth. The provision for the first nine months of 2025 was primarily driven by loan growth as well as ongoing uncertainty regarding tariffs, unemployment, and inflation.
Noninterest Income
Our primary sources of noninterest income are fees related to the sale of mortgage loans, service charges on deposit accounts, debit card fees, brokerage income from advisory services, and other loan and deposit fees.
Third Quarter of 2026 vs. Second Quarter of 2026
Noninterest income increased $186,000 to $4.9 million for the third quarter of 2026, compared to $4.7 million for the second quarter of 2026. The increase in noninterest income was mainly due to higher SBIC income and brokerage income, partially offset by lower mortgage loan income and a loss on equity securities. Also, net debit card income had offsetting refunds during the periods.
The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$1,430	$1,388	$42	3.0%
Debit card income, net	1,062	1,067	(5)	(0.5%)
Mortgage loan income	698	928	(230)	(24.8%)
Brokerage income	1,015	874	141	16.1%
Loan and deposit income	456	521	(65)	(12.5%)
Bank-owned life insurance income	241	236	5	2.1%
Gain (Loss) on equity securities	(113)	(13)	(100)	(769.2%)
Gain (Loss) on sale and call of securities	—	(22)	22	100.0%
SBIC income (loss)	112	(291)	403	138.5%
Other income (loss)	23	50	(27)	(54.0%)
Total noninterest income	$4,924	$4,738	$186	3.9%
The SBIC limited partnerships of which the Bank is a member, reported a gain of $112,000 in the third quarter of 2026, compared to a loss of $291,000 in the previous quarter. These results were mainly due to fund value adjustments as an SBIC fund continues its wind-down phase. We expect SBIC income or loss to fluctuate in future quarters.
Brokerage income increased $141,000 to $1.0 million for the third quarter of 2026, compared to the prior quarter due to increased investing activity by clients. Assets under management were $1.42 billion as of September 30, 2026, and $1.41 billion as of June 30, 2026.
Mortgage loan income decreased $230,000 to $698,000 for the third quarter of 2026, compared to the prior quarter due to rising mortgage interest rates in the third quarter of 2026 reducing mortgage activity.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to the fluctuations in market rates, equity securities had a loss of $113,000 in the third quarter of 2026, compared to a loss of $13,000 in the prior quarter.
Debit card income, net, was $1.1 million for the third quarter of 2026, consistent with the previous quarter. The third quarter of 2026 benefited from the receipt of a $50,000 periodic refund from our debit card provider, compared to a $63,000 similar refund in the previous quarter.
Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
Noninterest income decreased $821,000 to $14.2 million for the nine months ended September 30, 2026, compared to $15.0 million for the nine months ended September 30, 2025. The decrease in noninterest income was mainly due to lower brokerage income, SBIC income, and other income, as well as a loss on equity securities, partially offset by higher mortgage loan income, loan and deposit income, and net debit card income.

The table below presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$4,213	$4,160	$53	1.3%
Debit card income, net	3,045	2,925	120	4.1%
Mortgage loan income	2,231	1,749	482	27.6%
Brokerage income	2,827	3,446	(619)	(18.0%)
Loan and deposit income	1,475	1,270	205	16.1%
Bank-owned life insurance income	697	661	36	5.4%
Gain (Loss) on equity securities	(144)	82	(226)	(275.6%)
Gain (Loss) on sale and call of securities	(22)	—	(22)	(100.0%)
SBIC income (loss)	(283)	252	(535)	(212.3%)
Other income (loss)	155	470	(315)	(67.0%)
Total noninterest income	$14,194	$15,015	$(821)	(5.5%)
Brokerage income decreased $619,000 to $2.8 million for the nine months ended September 30, 2026, compared to the same period prior year, mainly due to decreased investing activity by clients. Also, the first nine months of 2025 included $215,000 in incentive income related to a prior year investment group broker-dealer partner conversion. Assets under management were $1.42 billion and $1.29 billion as of September 30, 2026 and 2025, respectively.
The SBIC partnerships reported a loss of $283,000 for the nine months ended September 30, 2026, compared to $252,000 of income for the same period prior year. This variance was mainly due to fund value adjustments as an SBIC fund entered its wind-down phase in mid-2025.
Other income decreased $315,000 to $155,000 for the nine months ended September 30, 2026, compared to the same period prior year. We participate as a member in JAM FINTOP. During the third quarter of 2025, JAM FINTOP completed the sale of an investment, which resulted in $253,000 of nonrecurring income for the nine months ended September 30, 2025.
Equity securities are an investment in a CRA mutual fund consisting primarily of bonds. The gain or loss on equity securities is a fair value adjustment primarily driven by changes in the interest rate environment. Due to fluctuations in market rates, equity securities had a loss of $144,000 for the nine months ended September 30, 2026, compared to a gain of $82,000 for the same period prior year.
Mortgage loan income increased $482,000 to $2.2 million for the nine months ended September 30, 2026, compared to the same period prior year, mainly due to increased purchase activity.
Loan and deposit income increased $205,000 to $1.5 million for the nine months ended September 30, 2026, compared to the same period prior year. Credit card income, net of expenses, is reported in loan and deposit income. The increase was primarily due to $170,000 of increased credit card income due to higher credit card activity during the nine months ended September 30, 2026, and a change to our credit card program provider to align with our debit card program provider in the second quarter of 2025, which also resulted in additional credit card income.
Debit card income, net, increased $120,000 to $3.0 million for the nine months ended September 30, 2026, compared to the same period prior year. This increase was mainly due to higher debit card activity and the receipt of a $50,000 periodic refund from our debit card provider during the nine months ended September 30, 2026.
Operating Expenses
Operating expenses are composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing services.
Third Quarter of 2026 vs. Second Quarter of 2026
Operating expenses increased $408,000 to $18.7 million for the third quarter of 2026, compared to $18.3 million for the second quarter of 2026. The increase in operating expenses was mainly due to higher personnel expenses and loan and deposit expenses, partially offset by lower legal and professional expenses. Occupancy and equipment expenses also had offsetting nonrecurring activity.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Three Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	Increase (Decrease)
Operating expenses:
Personnel expenses	$10,917	$10,711	$206	1.9%
Non-staff expenses:
Occupancy and equipment expenses	1,939	1,935	4	0.2%
Technology expenses	978	955	23	2.4%
Advertising	344	324	20	6.2%
Other business development expenses	600	641	(41)	(6.4%)
Data processing expense	783	758	25	3.3%
Other taxes	559	553	6	1.1%
Loan and deposit expenses	426	242	184	76.0%
Legal and professional expenses	487	604	(117)	(19.4%)
Regulatory assessment expenses	450	409	41	10.0%
Other operating expenses	1,211	1,154	57	4.9%
Total operating expenses	$18,694	$18,286	$408	2.2%
Personnel expenses increased $206,000 to $10.9 million for the third quarter of 2026, compared to the prior quarter. This increase was primarily due to an increase in headcount and higher personnel-related accruals. As of September 30, 2026 and June 30, 2026, we had 390 and 381 total employees, respectively.
Loan and deposit expenses increased $184,000 to $426,000 for the third quarter of 2026, compared to the prior quarter. The second quarter of 2026 benefited from reimbursement of $82,000 of collection expenses due to the successful resolution of nonaccrual loans.
Occupancy and equipment expenses totaled $1.9 million for the third quarter of 2026, consistent with the prior quarter. The third quarter of 2026 included $46,000 of nonrecurring expenses related to the relocation of banking centers and offices in the Northwest and New Orleans markets.
Legal and professional expenses decreased $117,000 to $487,000 for the third quarter of 2026, compared to the prior quarter due to lower audit and consulting expenses.
Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
Operating expenses increased $2.4 million to $54.2 million for the nine months ended September 30, 2026, compared to $51.8 million for the nine months ended September 30, 2025. The increase in operating expenses was mainly due to higher personnel expenses, occupancy and equipment expenses, technology expenses, other business development expenses, and data processing expense, partially offset by lower legal and professional expenses and other taxes.

The following table presents, for the periods indicated, the major categories of operating expenses:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	Increase (Decrease)
Operating expenses:
Personnel expenses	$32,145	$30,750	$1,395	4.5%
Non-staff expenses:
Occupancy and equipment expenses	5,758	5,394	364	6.7%
Technology expenses	2,796	2,486	310	12.5%
Advertising	995	911	84	9.2%
Other business development expenses	1,790	1,544	246	15.9%
Data processing expense	1,918	1,734	184	10.6%
Other taxes	1,671	1,825	(154)	(8.4%)
Loan and deposit expenses	771	816	(45)	(5.5%)
Legal and professional expenses	1,621	1,849	(228)	(12.3%)
Regulatory assessment expenses	1,275	1,209	66	5.5%
Other operating expenses	3,490	3,326	164	4.9%
Total operating expenses	$54,230	$51,844	$2,386	4.6%
Personnel expenses increased $1.4 million to $32.1 million for the nine months ended September 30, 2026, compared to the same period prior year. This increase was primarily due to an increase in headcount and higher personnel-related accruals. As of September 30, 2026 and 2025, we had 390 and 377 total employees, respectively.
Occupancy and equipment expenses increased $364,000 to $5.8 million for the nine months ended September 30, 2026, compared to the same period prior year. This increase was primarily due to higher occupancy expenses and $124,000 of nonrecurring expenses related to our newly constructed Shreveport Commercial and Private Banking LDPO in the Northwest market, as well as the relocation of banking centers and offices in the Northwest and New Orleans markets.
Technology expenses increased $310,000 to $2.8 million for the nine months ended September 30, 2026, compared to the same period prior year. This increase was mainly due to continued computer hardware and software technology enhancements and upgrades, partially offset by lower technology communication expenses resulting from a new vendor relationship.
Other business development expenses increased $246,000 to $1.8 million for the nine months ended September 30, 2026, compared to the same period prior year. This increase was primarily driven by higher SBIC expenses, including the addition of a third SBIC partnership established in September 2025.
Data processing expense increased $184,000 to $1.9 million for the nine months ended September 30, 2026, compared to the same period prior year. The first nine months of 2026 included a full period of expenses related to online banking, mobile banking, and bill payment system upgrades completed in 2025. The first quarter of 2026 included the receipt of a $389,000 periodic refund from our data processing center, compared to a $447,000 similar refund in the same period prior year.
Legal and professional expenses decreased $228,000 to $1.6 million for the nine months ended September 30, 2026, compared to the same period prior year due to lower audit and consulting expenses.
Other taxes decreased $154,000 to $1.7 million for the nine months ended September 30, 2026, compared to the same period prior year. In 2025, Louisiana corporate income tax rates were lowered. In order for financial institutions to be included in this benefit, the State of Louisiana bank stock tax calculation was adjusted effective 2026, which resulted in other taxes being lower in the first nine months of 2026.
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
The table below presents, for the periods indicated, income tax expense:

	For the Three Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	Increase (Decrease)
Income tax expense	$3,050	$2,906	$144	5.0%
For the quarters ended September 30, 2026 and June 30, 2026, income tax expense totaled $3.1 million and $2.9 million, respectively. The increase in income tax expense was due to the increase in pre-tax income. Our effective income tax rates for the quarters ended September 30, 2026 and June 30, 2026, were 19.5% and 19.8%, respectively.
The table below presents, for the periods indicated, income tax expense:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	Increase (Decrease)
Income tax expense	$8,921	$7,587	$1,334	17.6%
For the nine months ended September 30, 2026 and 2025, income tax expense totaled $8.9 million and $7.6 million, respectively. The increase in income tax expense was primarily due to the increase in pre-tax income. Our effective income tax rates for the nine months ended September 30, 2026 and 2025, were 19.7% and 19.5%, respectively.
FINANCIAL CONDITION
As of September 30, 2026, assets were $3.37 billion, which was $16.6 million, or 0.5%, higher than $3.35 billion as of December 31, 2025. Cash and cash equivalents decreased $8.3 million, or 3.9%, to $205.0 million and were 6.1% of assets as of September 30, 2026. Total securities decreased $52.6 million, or 6.8%, to $720.4 million and were 21.4% of assets as of September 30, 2026. Loans HFI increased $74.8 million, or 3.3%, to $2.32 billion as of September 30, 2026. Total deposits were consistent at $2.96 billion as of September 30, 2026 and December 31, 2025. As of September 30, 2026, and December 31, 2025, we had no borrowings. Stockholders’ equity increased $17.0 million during the first nine months of 2026 to $382.2 million as of September 30, 2026. As of September 30, 2026, the loans HFI to deposits ratio was 78.46%, compared to 75.88% as of December 31, 2025, and the noninterest-bearing deposits to total deposits ratio was 30.92%, compared to 30.84% as of December 31, 2025.
Interest-bearing Deposits in Other Banks
Interest-bearing deposits in other banks were the third-largest component of earning assets as of September 30, 2026. Excess liquidity that is not being deployed into loans or securities is placed in these accounts. As of September 30, 2026, interest-bearing deposits in other banks were $176.0 million and 5.2% of assets, a decrease of $11.7 million, or 6.2%, compared to $187.7 million and 5.6% of assets as of December 31, 2025. This decrease was primarily due to the funding of loans, partially offset by the net cash flow from securities during the nine months ended September 30, 2026.
Securities
Our securities portfolio is the second-largest component of earning assets and provides a significant source of revenue. Securities are classified as AFS, HTM, and equity securities. As of September 30, 2026, our total securities portfolio was 21.4% of assets. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring unnecessary interest rate and credit risk, and complement our lending activities. We may invest in various types of liquid assets that are permissible under governing regulations and approved by our investment policy, which include U.S. Treasury obligations, U.S. government agency obligations, certificates of deposit of insured domestic banks, mortgage-backed and mortgage-related securities, corporate notes having an investment rating of “A” or better, municipal bonds, and certain equity securities.
Securities AFS and Securities HTM
Securities AFS and securities HTM are debt securities. Total debt securities on the consolidated balance sheets were $717.5 million as of September 30, 2026, a decrease of $52.4 million, or 6.8%, from $769.9 million as of December 31, 2025.
Securities AFS are held for indefinite periods of time and are carried at estimated fair value. As of September 30, 2026, the estimated fair value of securities AFS was $601.6 million. The carrying values of our securities AFS are adjusted for unrealized gain or loss, and any unrealized gain or loss is reported on an after-tax basis as a component of AOCI in stockholders’ equity. The net unrealized loss on securities AFS increased $19.6 million for the nine months ended

September 30, 2026, resulting in a net unrealized loss of $62.8 million as of September 30, 2026, compared to a net unrealized loss of $43.2 million as of December 31, 2025.
Securities HTM, which we have the intent and ability to hold until maturity, are carried at amortized cost. As of September 30, 2026, the amortized cost of securities HTM was $115.9 million. Securities HTM had an unrealized loss of $21.7 million as of September 30, 2026, compared to an unrealized loss of $18.2 million as of December 31, 2025.
Investment activity for the nine months ended September 30, 2026, included $93.0 million in maturities, principal repayments, and calls, and $2.0 million in sales, partially offset by $62.1 million of securities purchased. There were no purchases or sales of securities HTM for the same period.
The securities portfolio tax-equivalent yield was 3.02% for the nine months ended September 30, 2026, compared to 2.84% for the nine months ended September 30, 2025. The increase in yield was primarily due to reinvesting lower yielding securities cash flows received during the second half of 2025 and the first nine months of 2026, as well as other liquid funds, into higher yielding securities.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities may cause the average lives of the securities to be much different than the stated contractual maturity. During a period of rising interest rates, fixed rate mortgage-backed securities are not likely to experience heavy prepayments of principal, and consequently, the average lives of these securities are typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average lives of these securities. As of September 30, 2026, the average life of our securities portfolio was 6.4 years with an estimated effective duration of 4.4 years. As of December 31, 2025, the average life of our securities portfolio was 6.1 years with an estimated effective duration of 4.2 years.

The following tables summarize the amortized cost and estimated fair value of our securities by type as of the dates indicated. As of September 30, 2026, other than securities issued by U.S. government agencies or government-sponsored enterprises, our securities portfolio did not contain securities of any one issuer with an aggregate book value in excess of 10.0% of our stockholders’ equity.

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$417,239	$248	$(24,269)	$393,218
Municipal bonds	190,532	—	(37,662)	152,870
U.S. agency securities	56,606	40	(1,163)	55,483
Total Securities AFS	$664,377	$288	$(63,094)	$601,571

Securities HTM:
Mortgage-backed securities	$114,972	$—	$(21,653)	$93,319
U.S. agency securities	950	—	(89)	861
Total Securities HTM	$115,922	$—	$(21,742)	$94,180

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
Mortgage-backed securities	$426,732	$1,846	$(18,549)	$410,029
Municipal bonds	196,607	4	(25,311)	171,300
U.S. agency securities	67,146	29	(1,194)	65,981
Total Securities AFS	$690,485	$1,879	$(45,054)	$647,310

Securities HTM:
Mortgage-backed securities	$121,677	$—	$(18,189)	$103,488
U.S. agency securities	942	—	(59)	883
Total Securities HTM	$122,619	$—	$(18,248)	$104,371
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

	Contractual Maturity as of September 30, 2026
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities AFS:
Mortgage-backed securities	$131	3.67%	$7,977	2.99%	$63,498	2.99%	$321,612	3.74%	$393,218	3.60%
Municipal bonds	4,049	1.70%	8,639	2.64%	51,758	2.19%	88,424	2.15%	152,870	1.46%
U.S. agency securities	3,263	4.07%	2,058	1.40%	32,713	3.89%	17,449	3.63%	55,483	3.73%
Total Securities AFS	$7,443	2.76%	$18,674	2.65%	$147,969	2.87%	$427,485	3.35%	$601,571	3.21%
(1)Tax equivalent projected book yield as of September 30, 2026.

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

	Contractual Maturity as of September 30, 2026
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities HTM:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$114,972	2.52%	$114,972	2.52%
U.S. agency securities	—	—%	950	2.61%	—	—%	—	—%	950	2.61%
Total Securities HTM	$—	—%	$950	2.61%	$—	—%	$114,972	2.52%	$115,922	2.52%
(1)Tax equivalent projected book yield as of September 30, 2026.
Equity Securities
Equity securities are an investment in a CRA mutual fund, consisting primarily of bonds. Equity securities are carried at fair value on the consolidated balance sheets with periodic changes in value recorded through the consolidated statements of income. As of September 30, 2026, equity securities had a fair value of $2.9 million with a recognized loss of $144,000 for the nine months ended September 30, 2026. As of December 31, 2025, equity securities had a fair value of $3.0 million with a recognized gain of $94,000 for the year ended December 31, 2025.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. We maintain a diversified loan portfolio with a focus on CRE, one-to-four family residential, and commercial and industrial loans. As of September 30, 2026, loans HFI were $2.32 billion, an increase of $74.8 million, or 3.3%, compared to $2.25 billion as of December 31, 2025. During the nine months ended September 30, 2026, new loan originations and construction commitment fundings exceeded payments and payoffs. As of September 30, 2026, we had $93.8 million of unfunded construction loan commitments, which we expect to fund over time.
Loans by Category
Loans HFI by category and loans HFS are summarized below as of the dates indicated:

	September 30, 2026		December 31, 2025		Change from December 31, 2025 to September 30, 2026
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$953,660	41.0%	$920,294	40.9%	$33,366	3.6%
One-to-four family residential	647,035	27.9%	628,762	28.0%	18,273	2.9%
Construction and development	223,825	9.6%	221,214	9.8%	2,611	1.2%
Commercial and industrial	424,080	18.3%	392,824	17.5%	31,256	8.0%
Tax-exempt	48,640	2.1%	57,541	2.6%	(8,901)	(15.5%)
Consumer	26,240	1.1%	28,034	1.2%	(1,794)	(6.4%)
Total loans HFI	$2,323,480	100.0%	$2,248,669	100.0%	$74,811	3.3%
Total loans HFS	$1,699		$3,148		$(1,449)	(46.0%)
Average loan HFI size, excluding credit cards	$287		$274		$13	4.7%
CRE loans are collateralized by owner occupied and non-owner occupied properties mainly in Louisiana. Non-owner occupied office loans were $53.4 million, or 2.3% of loans HFI, as of September 30, 2026, and $54.3 million, or 2.4% of loans HFI, as of December 31, 2025. The properties are primarily centered in low-rise suburban areas. As of September 30, 2026 and December 31, 2025, the average CRE loan size was $1.0 million.

Industry Concentrations
Health care loans are our largest loan industry concentration and are made up of a diversified portfolio of health care providers. As of September 30, 2026, health care loans were $210.5 million, or 9.0% of loans HFI, compared to $194.3 million, or 8.6% of loans HFI, as of December 31, 2025. The average health care loan size was $483,000 as of

September 30, 2026 and $414,000 as of December 31, 2025. Within the health care sector, loans to nursing and residential care facilities were 4.4% of loans HFI as of September 30, 2026 and 4.6% as of December 31, 2025. Loans to physician and dental practices were 3.9% of loans HFI as of September 30, 2026, and 3.5% as of December 31, 2025.
Energy loans were 1.5% of loans HFI as of September 30, 2026, and 1.2% as of December 31, 2025.
Geographic Markets
As of September 30, 2026, the Bank operated in seven geographic markets throughout the state of Louisiana. The following table summarizes loans HFI by market of origin:

	September 30, 2026
(dollars in thousands)	Amount	Percent
Capital	$626,380	27.0%
Central	616,134	26.5%
Northwest	352,644	15.1%
New Orleans	226,915	9.8%
Southwest	196,983	8.5%
Northshore	153,423	6.6%
Acadiana	151,001	6.5%
Total loans HFI	$2,323,480	100.0%
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
NPAs totaled $5.6 million as of September 30, 2026, an increase of $2.1 million, or 58.9%, from December 31, 2025, primarily due to a commercial relationship that we are actively working to resolve. The ratio of NPAs to assets was 0.17% and 0.11% as of September 30, 2026 and December 31, 2025, respectively.
Nonperforming loan and asset information is summarized below:

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonperforming loans:
Nonaccrual loans	$3,036	$3,281
Accruing loans 90 or more days past due	2,465	219
Total nonperforming loans	5,501	3,500
Foreclosed assets:
Real estate	116	36
Total foreclosed assets	116	36
Total NPAs	$5,617	$3,536

Nonaccrual loans to loans HFI	0.13%	0.15%
Nonperforming loans to loans HFI	0.24%	0.16%
NPAs to assets	0.17%	0.11%

Nonaccrual loans are summarized below by category:

(in thousands)	September 30, 2026	December 31, 2025
Real estate:
Commercial real estate	$142	$—
One-to-four family residential	2,643	2,017
Construction and development	65	1,189
Commercial and industrial	183	19
Tax-exempt	—	—
Consumer	3	56
Total nonaccrual loans	$3,036	$3,281
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
Loans classified as doubtful have well-defined weaknesses that make full collection improbable.
Loans classified as loss are considered uncollectible and charged-off to the ACL.
The following table summarizes loans HFI by risk rating:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Pass	$2,293,534	98.7%	$2,232,362	99.3%
Special Mention	16,017	0.7%	4,689	0.2%
Substandard	13,929	0.6%	11,618	0.5%
Total loans HFI	$2,323,480	100.0%	$2,248,669	100.0%
There were no loans as of September 30, 2026 or December 31, 2025, classified as doubtful or loss.
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
As of September 30, 2026, the ACL was $25.1 million, or 1.08% of loans HFI. As of December 31, 2025, the ACL totaled $23.4 million, or 1.04% of loans HFI. The $1.7 million increase in the ACL for the nine months ended September 30, 2026, was due to $2.0 million from the provision for credit losses on loans, partially offset by $280,000 of net charge-offs.
The provision for credit losses on loans for the nine months ended September 30, 2026, was $2.0 million, an increase of $450,000, or 29.0%, from $1.6 million for the nine months ended September 30, 2025. The increase for the first nine months of 2026 was due to lingering impacts related to inflation and tariffs, geopolitical uncertainty, greater uncertainty with future labor market trends, and slight loan growth. The provision for the first nine months of 2025 was primarily driven by loan growth as well as ongoing uncertainty regarding tariffs, unemployment, and inflation. We will continue to evaluate future provision needs in relation to current economic situations, loan growth, trends in asset quality, forecasted information, and other conditions influencing loss expectations.
The following table displays activity in the ACL for September 30, 2026, and September 30, 2025:

	As of and For the Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Loans HFI	$2,323,480	$2,173,073
Nonaccrual loans	$3,036	$2,435
Average loans	$2,272,701	$2,121,894

Allowance at beginning of period	$23,399	$21,731
Provision for credit losses	2,000	1,550
Charge-offs:
Real estate:
Commercial real estate	—	(19)
One-to-four family residential	(72)	(26)
Construction and development	—	(250)
Commercial and industrial	(117)	(69)
Consumer	(263)	(228)
Total charge-offs	(452)	(592)
Recoveries:
Real estate:
One-to-four family residential	—	14
Commercial and industrial	96	16
Consumer	76	82
Total recoveries	172	112
Net (charge-offs)/recoveries	(280)	(480)
Allowance at end of period	$25,119	$22,801

ACL to loans HFI	1.08%	1.05%
ACL to nonaccrual loans	827.37%	936.39%
Net charge-offs to average loans	0.01%	0.02%
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
Total deposits decreased $1.9 million, or 0.1%, to $2.96 billion as of September 30, 2026, largely unchanged from December 31, 2025. During the nine months ended September 30, 2026, deposits were impacted by the seasonal outflow of funds from public entity customers and customer income tax payments and offset by higher commercial deposit balances. Noninterest-bearing deposits increased by $1.8 million, or 0.2%, to $915.6 million as of September 30, 2026. Noninterest-bearing deposits as a percentage of total deposits were 30.92% as of September 30, 2026, compared to

30.84% as of December 31, 2025. Interest-bearing deposits decreased by $3.6 million, or 0.2%, to $2.05 billion as of September 30, 2026.
The Bank has a granular, diverse deposit portfolio with customers in a variety of industries throughout Louisiana. As of September 30, 2026 and December 31, 2025, the average deposit account size was approximately $29,000.
The following table presents our deposits by account type as of the dates indicated:

	September 30, 2026		December 31, 2025		Change from December 31, 2025 to September 30, 2026
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand deposits	$915,626	30.9%	$913,868	30.8%	$1,758	0.2%
Interest-bearing deposits:
Interest-bearing demand deposits	197,619	6.7%	198,724	6.7%	(1,105)	(0.6%)
NOW accounts	443,659	15.0%	490,376	16.5%	(46,717)	(9.5%)
Money market accounts	620,283	20.9%	580,949	19.6%	39,334	6.8%
Savings accounts	174,828	5.9%	168,889	5.7%	5,939	3.5%
Time deposits less than or equal to $250,000	399,187	13.5%	407,539	13.8%	(8,352)	(2.0%)
Time deposits greater than $250,000	210,336	7.1%	203,067	6.9%	7,269	3.6%
Total interest-bearing deposits	2,045,912	69.1%	2,049,544	69.2%	(3,632)	(0.2%)
Total deposits	$2,961,538	100.0%	$2,963,412	100.0%	$(1,874)	(0.1%)
The following table presents deposits by customer type as of the dates indicated:

	September 30, 2026		December 31, 2025		Change from December 31, 2025 to September 30, 2026
(dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Consumer	$1,389,847	46.9%	$1,397,775	47.2%	$(7,928)	(0.6%)
Commercial	1,349,388	45.6%	1,270,069	42.8%	79,319	6.2%
Public	222,303	7.5%	295,568	10.0%	(73,265)	(24.8%)
Total deposits	$2,961,538	100.0%	$2,963,412	100.0%	$(1,874)	(0.1%)
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
Our average deposit balance was $2.96 billion for the three months ended September 30, 2026, an increase of $60.1 million, or 2.1%, from $2.90 billion for the three months ended June 30, 2026. The average cost of interest-bearing deposits and total deposits for the third quarter of 2026 was 2.15% and 1.46%, respectively, compared to 2.12% and 1.43%, respectively, for the prior quarter. The increase in the average cost of interest-bearing deposits and total deposits in the third quarter of 2026, as compared to the prior quarter, was primarily due to management adjusting selected deposit rates in response to the higher interest rate environment and deposit rate competition. Also, as of September 30, 2026, 8.9% of interest-bearing transaction deposits had floating rates, which adjust with market rates.

The following table presents our average deposits by account type and the average rate paid for the periods indicated:

	For the Three Months Ended
	September 30, 2026		June 30, 2026
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$950,293	0.00%	$945,138	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	177,480	2.63%	153,968	2.60%
NOW accounts	443,289	1.28%	445,004	1.22%
Money market accounts	608,169	1.97%	576,733	1.93%
Savings accounts	175,094	0.15%	174,229	0.15%
Time deposits	608,435	3.41%	607,580	3.41%
Total interest-bearing deposits	2,012,467	2.15%	1,957,514	2.12%
Total average deposits	$2,962,760	1.46%	$2,902,652	1.43%
As of September 30, 2026, our estimated uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $955.2 million, or 32.3% of total deposits, compared to $955.9 million, or 32.3% of total deposits, as of December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. Also, as of September 30, 2026, our estimated uninsured deposits, excluding collateralized public entity deposits, were approximately $789.4 million, or 26.7% of total deposits, compared to $722.0 million, or 24.4% of total deposits, as of December 31, 2025. As of September 30, 2026, our cash and cash equivalents of $205.0 million, combined with our available borrowing capacity of $1.74 billion, equaled 203.2% of our estimated uninsured deposits and 245.9% of our estimated uninsured deposits, excluding collateralized public entity deposits.
The following table presents the amount of time deposits by account that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity for the period indicated:

(in thousands)	September 30, 2026
Three months or less	$35,138
Over three months through six months	31,006
Over six months through 12 months	39,983
Over 12 months	4,209
Total	$110,336
Borrowings
Although deposits are our primary source of funds, we may, from time to time, utilize borrowings as a cost-effective source of funds when such borrowings can be invested at a positive interest rate spread for additional capacity to fund loan demand or to meet our liquidity needs. We established borrowing capacity with the FHLB, the Federal Reserve Bank’s Discount Window facility, and other correspondent banks to provide additional sources of operating funds. Our FHLB line of credit is secured by a blanket lien on selected Red River Bank loans that meet FHLB collateral requirements. Our Federal Reserve Bank’s Discount Window line of credit is collateralized by pledged securities and eligible Red River Bank loans that are not pledged to the FHLB. As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings under these agreements.
Stockholders’ Equity
Total stockholders’ equity as of September 30, 2026, was $382.2 million, compared to $365.2 million as of December 31, 2025. The $17.0 million, or 4.7%, increase in stockholders’ equity was attributable to $36.3 million of net income for the nine months ended September 30, 2026, and $433,000 of stock compensation, partially offset by a $14.8 million, net of tax, market adjustment to AOCI related to securities and $4.9 million in cash dividends.
In 2022, we reclassified $166.3 million, net of $17.9 million of unrealized loss, from securities AFS to securities HTM. The securities were transferred at fair value, which became the cost basis for the securities HTM. At the date of the transfer, the net unrealized loss of $17.9 million, of which $14.2 million, net of tax, was included in AOCI and is being amortized over the remaining life of the securities as a yield adjustment, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. As of September 30, 2026, the net unamortized, unrealized loss remaining on the transferred securities included in the consolidated balance sheets totaled $10.7 million, of which $8.5 million, net of tax, was included in AOCI.
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
For the three and nine months ended September 30, 2026, we did not repurchase any shares of our common stock under the stock repurchase program. As of September 30, 2026, we had $10.0 million available for repurchasing our common stock under the 2026 stock repurchase program.
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
LIQUIDITY AND ASSET-LIABILITY MANAGEMENT
Liquidity
As of September 30, 2026, we had sufficient liquid assets available and $1.74 billion accessible from other liquidity sources.
Liquidity involves our ability to raise funds to support asset growth and potential acquisitions, reduce assets to meet deposit withdrawals and other payment obligations, maintain reserve requirements, and otherwise operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2026, and the year ended December 31, 2025, liquidity needs were primarily met by core deposits, security and loan maturities, and cash flows from amortizing security and loan portfolios. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows, mortgage prepayments, and prepayments on amortizing securities are greatly influenced by market interest rates, economic conditions, and the competitive environment in which we operate; therefore, these cash flows are monitored regularly.
Liquidity levels are dependent on our operating, financing, lending, and investing activities during any given period. Access to purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are also available. Purchased funds from correspondent banks and overnight advances can be utilized to meet funding obligations.
Our primary source of funds is deposits, and our primary use of funds is the funding of loans. We invest excess deposits in interest-earning deposit accounts at other banks or at the Federal Reserve, federal funds sold, securities, or other short-term liquid investments until the deposits are needed to fund loan growth or other obligations. Our average deposits increased $104.0 million, or 3.7%, for the nine months ended September 30, 2026, compared to the average deposits for the twelve months ended December 31, 2025. The increase in average total deposits was primarily a result of higher balances in customer deposit accounts, partially offset by the seasonal outflow of funds from public entity customers and customer income tax payments. Our average total loans increased $127.6 million, or 5.9%, for the nine months ended September 30, 2026, compared to average total loans for the twelve months ended December 31, 2025. The increase in average total loans was primarily due to the increase in real estate and commercial and industrial activity.
As of September 30, 2026, liquid assets were $205.0 million, compared to $213.4 million as of December 31, 2025. The decrease of $8.3 million, or 3.9%, was primarily due to the funding of loans, partially offset by the net cash flow from securities during the nine months ended September 30, 2026. The liquid assets to assets ratio was 6.09% as of September 30, 2026, compared to 6.37% as of December 31, 2025.
Our securities portfolio is an alternative source for meeting liquidity needs and was our second-largest component of assets as of September 30, 2026. The securities portfolio generates cash flow through principal repayments, calls, and maturities, and certain securities can be sold or used as collateral in borrowings that allow for their conversion to cash.

Securities AFS can generally be sold, while securities HTM have significant restrictions related to sales. As of September 30, 2026, we project receipt of approximately $24.0 million of principal repayments and maturities through December 31, 2026. As of September 30, 2026, approximately $489.3 million, or 70.0%, of the fair value of the securities portfolio was available to be sold or to be used as collateral in borrowings as a liquidity source.
We also utilize the FHLB as needed as a viable funding source. FHLB advances may be used to meet the Bank’s liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that would be required to attract the necessary deposits. We currently are classified as having “blanket lien collateral status,” which means that advances can be executed at any time without further collateral requirements. As of September 30, 2026 and December 31, 2025, our net borrowing capacity from the FHLB was $1.01 billion and $906.6 million, respectively. There were no outstanding borrowings from the FHLB as of September 30, 2026 and December 31, 2025.
Another borrowing source is the Federal Reserve Bank’s Discount Window. The Bank has pledged securities to have borrowing access to the Federal Reserve Bank’s Discount Window. In addition, the Bank has been approved for the BIC program, which provides borrowing capacity through the pledging of eligible Red River Bank loans that are not pledged to the FHLB. As of September 30, 2026, we had a total borrowing capacity of $138.8 million, including $105.0 million through the BIC program, compared to a total borrowing capacity of $125.5 million, including $85.1 million through the BIC program as of December 31, 2025. There were no outstanding borrowings from the Federal Reserve Bank’s Discount Window as of September 30, 2026 and December 31, 2025.
Other sources available for meeting liquidity needs include federal funds lines, repurchase agreements, and other lines of credit. We maintain four federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $100.0 million in federal funds as of September 30, 2026, and December 31, 2025. The rates for the federal funds lines are determined by the applicable commercial bank at the time of borrowing. We had no outstanding balances from these sources as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026, we had $593.2 million in unfunded loan commitments and $14.7 million in commitments associated with outstanding standby letters of credit. As of December 31, 2025, we had $545.7 million in unfunded loan commitments and $14.5 million in commitments associated with outstanding standby letters of credit. As commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding commitments may not necessarily reflect the actual future cash funding requirements.
Investment Commitments
We are party to various investment commitments in the normal course of business. Our exposure is represented by the contractual amount of these commitments.
In 2014, we committed to an investment into an SBIC limited partnership. In 2025, this fund began its wind-down phase. As of September 30, 2026, there was a $226,000 outstanding commitment to this partnership.
In 2020, we committed to a second investment into an SBIC limited partnership. As of September 30, 2026, there was a $1.9 million outstanding commitment to this partnership.
In 2021, we committed to an investment into JAM FINTOP, a bank technology limited partnership. As of September 30, 2026, there was a $277,000 outstanding commitment to this partnership.
On September 26, 2025, we committed to a third investment into an SBIC limited partnership. As of September 30, 2026, there was a $2.4 million outstanding commitment to this partnership.
Purchase Commitments
As of September 30, 2026, we had a commitment to buy real estate for approximately $1.1 million.

Construction Commitments
We have two committed construction agreements, including the construction of a new banking center in the Acadiana market and the renovation of a new banking center in the New Orleans market. There was approximately $1.1 million remaining on these commitments as of September 30, 2026.
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
We manage exposure to interest rates by structuring the balance sheet appropriately during the ordinary course of business. We have the ability to enter into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis. We do not enter into instruments such as financial options, financial futures contracts, or forward delivery contracts for the purpose of reducing interest rate risk. We are not subject to foreign exchange risk, and our commodity price risk is immaterial, as the percentage of our agricultural loans to loans HFI was only 0.48% as of September 30, 2026.
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

	September 30, 2026		December 31, 2025
	% Change in Net Interest Income	% Change in Fair Value of Equity	% Change in Net Interest Income	% Change in Fair Value of Equity
Change in Interest Rates (Bps)
+300	9.0%	(0.1%)	5.3%	1.0%
+200	6.2%	0.6%	3.7%	1.5%
+100	3.2%	0.7%	2.0%	1.4%
Base	—%	—%	—%	—%
-100	(3.4%)	(1.9%)	(2.3%)	(2.1%)
-200	(6.8%)	(5.1%)	(5.1%)	(7.5%)
-300	(9.8%)	(9.9%)	(8.1%)	(16.0%)
The results above, as of September 30, 2026 and December 31, 2025, demonstrate that our balance sheet is asset sensitive, which means our assets have the opportunity to reprice at a faster pace than our liabilities, over the 12-month horizon. Our repricing opportunity is captured in a gap analysis, which is the process by which we measure the repricing gap between interest-rate sensitive assets versus interest rate-sensitive liabilities.
As of September 30, 2026, the reported percentage of changes in net interest income and fair value of equity remained within the policy thresholds. These values are reported at each quarterly Asset-Liability Management Committee meeting. The net interest income at risk and the fair value of equity will continue to be monitored, and appropriate mitigating action will be taken if needed.
The impact of our floating rate loans and floating rate transaction deposits are also reflected in the results shown in the above table. As of September 30, 2026, floating rate loans were 22.8% of loans HFI, and floating rate transaction deposits were 8.9% of interest-bearing transaction deposits.
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
As a result of previous acquisitions, we have a small amount of intangible assets. As of September 30, 2026, intangible assets were $1.5 million, which is less than 1.0% of total assets.

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

(dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2025
Tangible common equity
Total stockholders’ equity	$382,181	$384,551	$351,311
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Tangible common equity (non-GAAP)	$380,635	$383,005	$349,765
Realized common equity
Total stockholders’ equity	$382,181	$384,551	$351,311
Adjustments:
Accumulated other comprehensive (income) loss	58,104	44,688	46,639
Realized common equity (non-GAAP)	$440,285	$429,239	$397,950
Common shares outstanding	6,584,106	6,584,696	6,576,609
Book value per share	$58.05	$58.40	$53.42
Tangible book value per share (non-GAAP)	$57.81	$58.17	$53.18
Realized book value per share (non-GAAP)	$66.87	$65.19	$60.51

Tangible assets
Total assets	$3,367,551	$3,311,325	$3,214,363
Adjustments:
Intangible assets	(1,546)	(1,546)	(1,546)
Tangible assets (non-GAAP)	$3,366,005	$3,309,779	$3,212,817
Stockholders’ equity to assets	11.35%	11.61%	10.93%
Tangible common equity to tangible assets (non-GAAP)	11.31%	11.57%	10.89%
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies - Recent Accounting Pronouncements” in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2026, is included herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset-Liability Management - Interest Rate Sensitivity and Market Risk.” The foregoing information is incorporated into this Item 3 by reference.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
July 30 - July 31, 2026	—	$—	—	$10,000
August 1 - August 31, 2026	—	$—	—	$10,000
September 1 - September 30, 2026	—	$—	—	$10,000
Total	—	$—	—	$10,000
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, is formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File* - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED RIVER BANCSHARES, INC.

Date: November 6, 2026	By:	/s/ R. Blake Chatelain
R. Blake Chatelain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Isabel V. Carriere
Isabel V. Carriere, CPA, CGMA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)